Form 10-Q
period 2020-09-30
NETSTREIT Corp.
filed 2020-10-30
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 001-39443

NETSTREIT Corp.

(Exact name of registrant as specified in its charter)

Maryland		84-3356606
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
5910 N. Central Expressway Suite 1600
Dallas, Texas		75206
(Address of principal executive offices)		(Zip Code)
(972) 200-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	NTST	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 28, 2020 was 27,979,176.

NETSTREIT CORP. AND SUBSIDIARIES

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2020 (Successor) and 2019 (Predecessor)	4
	Condensed Consolidated Statements of Changes in Equity (Unaudited) for the Three and Nine Months Ended September 30, 2020 (Successor) and 2019 (Predecessor)	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 (Successor) and 2019 (Predecessor)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	Signatures	35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Real estate, at cost:
Land	$168,214	$83,996
Buildings and improvements	320,684	140,057
Total real estate, at cost	488,898	224,053
Less accumulated depreciation	(6,703)	(132)
Real estate held for investment, net	482,195	223,921
Assets held for sale	32,599	8,532
Cash, cash equivalents and restricted cash	137,010	169,319
Acquired lease intangible assets, net	67,459	28,846
Other assets, net	6,006	3,304
Total assets	$725,269	$433,922
Liabilities and equity
Liabilities:
Term loan, net	$174,048	$173,913
Lease intangible liabilities, net	16,645	4,672
Liabilities related to assets held for sale	919	189
Accounts payable, accrued expenses and other liabilities	4,950	2,716
Total liabilities	196,562	181,490
Commitments and contingencies
Equity:
Shareholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 25,734,474 and 8,860,760 shares issued and outstanding; as of September 30, 2020 and December 31, 2019, respectively	257	89
Additional paid-in capital	452,911	164,416
(Deficit)/Retained earnings	(5,984)	28
Accumulated other comprehensive loss	(110)	—
Total shareholders’ equity	447,074	164,533
Noncontrolling interests	81,633	87,899
Total equity	528,707	252,432
Total liabilities and equity	$725,269	$433,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue (including reimbursable)	$9,652	$4,786	$22,277	$16,203
Operating expenses
Property	624	293	1,344	853
General and administrative	4,109	956	7,841	2,915
Depreciation and amortization	4,692	2,660	10,153	8,065
Provisions for impairment	363	2,839	1,773	6,268
Transaction costs	1,241	3	2,969	76
Total operating expenses	11,029	6,751	24,080	18,177
Other income (expense)
Interest expense, net	(1,018)	(2,449)	(3,815)	(8,349)
Gain on sales of real estate	54	1,674	1,070	5,773
Gain on forfeited earnest money deposit	—	—	250	—
Total other expense	(964)	(775)	(2,495)	(2,576)
Net loss	(2,341)	(2,740)	(4,298)	(4,550)
Net loss attributable to noncontrolling interests	(263)	—	(799)	—
Net loss attributable to common shareholders	(2,078)	(2,740)	(3,499)	(4,550)
Cumulative preferred stock dividends and redemption premium	36	—	42	—
Net loss attributable to common shareholders	$(2,114)	$(2,740)	$(3,541)	$(4,550)
Amounts available to common shareholders per common share:
Basic	$(0.11)	N/A	$(0.26)	N/A
Diluted	$(0.11)	N/A	$(0.26)	N/A
Weighted average common shares:
Basic	18,825,389	N/A	13,771,457	N/A
Diluted	18,825,389	N/A	13,771,457	N/A
Other comprehensive loss:
Net loss	$(2,341)	$(2,740)	$(4,298)	$(4,550)
Unrealized (loss) gain on derivatives, net	(128)	—	(128)	55
Total comprehensive loss	(2,469)	(2,740)	(4,426)	(4,495)
Comprehensive loss attributable to noncontrolling interests	(281)	—	(817)	—
Comprehensive loss attributable to common shareholders	$(2,188)	$(2,740)	$(3,609)	$(4,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	(Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Partners’ Capital	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$82,748	$—	$82,748
Partners’ contribution	—	—	—	—	—	—	—	—	537	—	537
Partners’ distribution	—	—	—	—	—	—	—	—	(3,600)	—	(3,600)
Net loss	—	—	—	—	—	—	—	—	(3,076)	—	(3,076)
Other comprehensive income	—	—	—	—	—	—	—	—	24	—	24
Balance at March 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$76,633	$—	$76,633
Partners’ contribution	—	—	—	—	—	—	—	—	—	—	—
Partners’ distribution	—	—	—	—	—	—	—	—	(1,926)	—	(1,926)
Net income	—	—	—	—	—	—	—	—	1,266	—	1,266
Other comprehensive income	—	—	—	—	—	—	—	—	31	—	31
Balance at June 30, 2019	—	$—	—	$—	$—	$—	$—	$—	$76,004	$—	$76,004
Partners’ contribution	—	—	—	—	—	—	—	—	—	—	—
Partners’ distribution	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,740)	—	(2,740)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	—	$—	—	$—	$—	$—	$—	$—	$73,264	$—	$73,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	(Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity	Partners’ Capital	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	8,860,760	$89	$164,416	$28	$—	$164,533	$—	$87,899	$252,432
Issuance of preferred stock	125	125	—	—	—	—	—	125	—	—	125
Offering and related costs of preferred stock	—	(21)	—	—	—	—	—	(21)	—	—	(21)
Issuance of common stock in private offering	—	—	2,936,885	29	57,974	—	—	58,003	—	—	58,003
Offering and related costs of common stock	—	—	—	—	(3,444)	—	—	(3,444)	—	—	(3,444)
Net loss	—	—	—	—	—	(1,127)	—	(1,127)	—	(425)	(1,552)
Balance at March 31, 2020	125	$104	11,797,645	$118	$218,946	$(1,099)	$—	$218,069	$—	$87,474	$305,543
Dividends declared and paid on preferred stock	—	—	—	—	—	(6)	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	(294)	—	(294)	—	(111)	(405)
Balance at June 30, 2020	125	$104	11,797,645	$118	$218,946	$(1,399)	$—	$217,769	$—	$87,363	$305,132
Issuance of common stock in initial public offering	—	—	13,681,561	136	246,132	—	—	246,268	—	—	246,268
Offering and related costs of common stock	—	—	—	—	(18,947)	—	—	(18,947)	—	—	(18,947)
Dividends declared on preferred stock	—	—	—	—	—	(2)	—	(2)	—	—	(2)
Dividends and distributions declared on common stock and OP units	—	—	—	—	—	(2,430)	—	(2,430)	—	(419)	(2,849)
Dividends declared on restricted stock	—	—	—	—	—	(41)	—	(41)	—	—	(41)
Redemption of preferred stock upon initial public offering	(125)	(104)	—	—	—	(34)	—	(138)	—	—	(138)
Redemption of OP Units and issuance of common stock in initial public offering	—	—	255,268	3	5,027	—	—	5,030	—	(5,030)	—
Stock-based compensation	—	—	—	—	1,753	—	—	1,753	—	—	1,753
Other comprehensive loss	—	—	—	—	—	—	(110)	(110)	—	(18)	(128)
Net loss	—	—	—	—	—	(2,078)	—	(2,078)	—	(263)	(2,341)
Balance at September 30, 2020	—	$—	25,734,474	$257	$452,911	$(5,984)	$(110)	$447,074	$—	$81,633	$528,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,298)	$(4,550)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,153	8,065
Amortization of deferred financing costs	464	775
Amortization of above/below-market assumed debt	—	(13)
Noncash revenue adjustments	1,077	1,174
Stock-based compensation expense	1,753	—
Gain on sale of real estate	(1,070)	(5,773)
Gain on forfeited earnest money deposit	(250)	—
Provisions for impairment	1,773	6,268
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(4,323)	432
Accounts payable, accrued expenses and other liabilities	2,313	(1,080)
Lessee improvement obligations	(1,893)	—
Net cash provided by operating activities	5,699	5,298
Cash flows from investing activities
Acquisitions of real estate	(327,338)	(1,232)
Real estate improvements	(1,268)	(450)
Earnest money deposits	(43)	—
Purchase of computer equipment	(51)	—
Proceeds from sale of real estate	11,778	70,353
Net cash (used in) provided by investing activities	(316,922)	68,671
Cash flows from financing activities
Issuance of common stock in initial public offering, net	227,321	—
Issuance of common stock in private offering, net	54,559	—
Issuance of preferred stock, net	104	—
Payment of preferred stock dividends	(8)	—
Payment of common stock dividends	(2,430)	—
Payment of OP unit distributions	(419)	—
Redemption of preferred stock, net	(138)	—
Proceeds from term loans	—	708
Principal payments on term loans	—	(53,811)
Principal payments on mortgages payable	—	(14,756)
Proceeds under revolving credit facility	50,000	—
Repayments under revolving credit facility	(50,000)	—
Deferred financing costs	(75)	(199)
Partners’ contributions	—	537
Partners’ distributions	—	(5,526)
Net cash provided by (used in) financing activities	278,914	(73,047)
Net change in cash and cash equivalents	(32,309)	922
Cash, cash equivalents and restricted cash at beginning of the period	169,319	1,950
Cash, cash equivalents and restricted cash at end of the period	$137,010	$2,872

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,484	$7,557
Supplemental disclosures of non-cash investing and financing activities:
Redemption of OP units and issuance of common stock upon initial public offering	$5,030	$—
Reclassification of deferred offering expenses to additional paid-in capital upon initial public offering	$4,171	$—
Dividends declared on restricted stock	$41	$—
Cash flow hedge change in fair value	$(128)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business

NETSTREIT Corp. (“Successor” or the “Company”) was incorporated on October 11, 2019 as a Maryland corporation and commenced operations on December 23, 2019. The Company conducts its operations through NETSTREIT, L.P., a Delaware limited partnership (the “Operating Partnership”). NETSTREIT GP, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership.

The Company elected to be treated and to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019 upon the filing of its U.S. federal income tax return for such taxable year. Additionally, the Operating Partnership formed NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), which together with the Company jointly elected to be treated as a taxable REIT subsidiary under Section 856(a) of the Internal Revenue Code of 1986, as amended, (the “Code”) for U.S. federal income tax purposes.
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an "UPREIT") and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of September 30, 2020, the Company owned 189 properties, located in 37 states.
Private Offering and Formation Transactions

On December 23, 2019, the Company completed a series of transactions (collectively the “Private Offering”) pursuant to which the Company sold 8,860,760 shares of common stock at $19.75 per share in a private placement under Rule 144A and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the Private Offering, the Company completed the formation transactions described below. On January 30, 2020, the initial purchaser in the Private Offering exercised its over-allotment option to purchase 2,936,885 shares of the Company’s common stock, which were delivered on February 6, 2020. The Company contributed the net proceeds of $219.0 million from the Private Offering to the Operating Partnership in exchange for 11,797,645 Class A Operating Partnership Units (“OP Units”). Upon completion of the Private Offering and the over-allotment option, non-controlling interest holders owned approximately 27.4% of the Operating Partnership (the Operating Partnership issued total Class A and Class B OP Units of 15,449,794 and 796,870, respectively).

Concurrently with the closing of the Private Offering, EverSTAR Income and Value Fund V, LP, a Delaware limited partnership (the “Predecessor”), was merged with and into the Operating Partnership, with the Operating Partnership surviving, and the continuing investors in the Operating Partnership receiving an aggregate of 3,652,149 Class A OP Units, other than the Chief Executive Officer of the Company, who received 8,884 Class B OP Units, and an affiliate of the Predecessor’s general partner, which received 287,234 Class B OP Units.

The Operating Partnership entered into a contribution agreement with EBA EverSTAR LLC, a Texas limited liability company, to internalize the Company’s management infrastructure, whereby EBA EverSTAR LLC contributed 100% of the membership interests in EBA EverSTAR Management, LLC, a Texas limited liability company and the manager of the Predecessor, to the Operating Partnership in exchange for 500,752 Class B OP Units. In connection with the internalization, EBA EverSTAR Management, LLC was re-domiciled in Delaware and its name was changed to NETSTREIT Management, LLC. A 0.01% interest in NETSTREIT Management, LLC was issued to NETSTREIT TRS.

Concurrently with the consummation of the Private Offering, the Company entered into a $175.0 million term loan and $250.0 million revolving credit facility. On December 23, 2019, in connection with the acquisition of the Predecessor, the Company fully drew down on its term loan and used the proceeds to acquire the Predecessor, which concurrently settled its outstanding debt facilities. As part of the acquisition, the Company did not assume any obligations under the Predecessor’s then outstanding debt facilities.

Series A Preferred Stock

To maintain the Company’s status as a REIT, on January 27, 2020, the Company issued and sold 125 shares of 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), for $1,000 per share to accredited investors pursuant to Regulation D under the Securities Act. The shares of Series A Preferred Stock may be redeemed solely at the Company’s option for consideration equal to $1,000 per share, plus accrued and unpaid dividends thereon to and including the date fixed for redemption, plus a redemption premium as follows (i) until December 31, 2021, $100 and (ii) thereafter, no redemption premium. The Company redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of the initial public offering. See "Note 9 - Shareholders’ Equity, Partners’ Capital and Preferred Equity."

Initial Public Offering

On August 17, 2020, the Company completed the initial public offering of its common stock. The Company sold 12,244,732 shares of common stock and selling stockholders sold 255,268 shares of common stock at a price of $18.00 per share. The Company's common stock began trading on the New York Stock Exchange under the symbol "NTST" on August 13, 2020. On September 16, 2020, the Company issued an additional 1,436,829 shares of its common stock pursuant to the underwriters' over-allotment option in connection with the Company's initial public offering. The net proceeds to the Company from the initial public offering was $227.3 million, which is net of transaction costs and underwriter fees of $18.9 million. The Company contributed the net proceeds of the initial public offering and related over-allotment option to the Operating Partnership in exchange for 13,681,561 Class A OP Units.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net loss is reduced by the portion of net loss attributable to non-controlling interests.

For the periods prior to December 23, 2019, the accompanying condensed consolidated financial statements represent the historical financial information of the Predecessor.

For the periods after December 23, 2019, the accompanying consolidated financial statements represent the historical financial information of the Successor. As a result of the Company’s formation transactions, the consolidated financial statements after December 23, 2019 are presented on a new basis of accounting pursuant to Accounting Standards Codification 805, Business Combinations.

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's registration statement on Form S-11 and notes thereto as of and for the year ended December 31, 2019, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the full year.

Noncontrolling Interests

The Company presents noncontrolling interests, which represents OP Units, and classifies such interests as a component of permanent equity, separate from the Company's common stock shareholders' equity. Noncontrolling interests were created as part of an asset acquisition and recognized at fair value as of the date of the transaction. Effective with the Company’s initial public offering, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the redemption, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of the Company’s common stock. The election to pay cash or issue common stock is solely within the control of the Company to satisfy a noncontrolling interest holder's redemption request.

Net income or loss of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests' ownership percentages in the Operating Partnership. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding at the balance sheet date.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform with current period presentation of transactions costs within the condensed consolidated financial statements. Transaction costs were previously included within the caption "general and administrative".

Risk and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization announced a new strain of coronavirus ("COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease.

COVID-19 and the measures taken to limit its spread are negatively impacting the economy across many industries, including industries in which our tenants operate. The impacts may continue and increase in severity as the duration of the pandemic lengthens. As a result, the Company is not yet able to determine the full impact of COVID-19 on its operations and therefore whether any such impact will be material. However, the Company’s operations and cash flows during the three and nine months ended September 30, 2020 were not materially impacted by COVID-19. As of October 29, 2020, the Company has collected 100.0% of October rent payments. In addition, the Company has not provided for any abatements or deferrals after August 1, 2020.

The Company also adopted an optional remote-work policy and other physical distancing policies for its corporate office. The Company does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. Transitioning to a remote-work environment has not had a material adverse impact on the Company's general ledger system, internal controls or controls and procedures related to its financial reporting process.

Real Estate Held for Investment

Real estate is recorded and stated at cost less any provision for impairment. Assets are recognized at fair value at acquisition date.

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

The Company allocates the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, buildings, site improvements and tenant improvements. Intangible assets include the value of in-place leases and above-market leases and intangible liabilities include below-market leases.

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets:

Buildings	13 – 35 years
Building improvements	15 years
Tenant improvements	Shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases
Assembled workforce	3 years
Computer equipment	3 years

Total depreciation and amortization expense was $4.7 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively. Total depreciation and amortization expense was $10.2 million and $8.1 million during the nine months ended September 30, 2020 and 2019, respectively.

Depreciation expense on real estate held for investment and computer equipment was $3.2 million and $2.2 million during the three months ended September 30, 2020 and 2019, respectively. Depreciation expense on real estate held for investment and computer equipment was $7.0 million and $6.5 million during the nine months ended September 30, 2020 and 2019, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets, and leasing commission costs were $1.4 million and $0.5 million during the three months ended September 30, 2020 and 2019. Amortization expense on acquired in-place lease and assembled workforce intangible assets, and leasing commission costs were $3.1 million and $1.6 million during the nine months ended September 30, 2020 and 2019.
Repairs and maintenance are charged to operations as incurred; major renewals and betterments that extend the useful life or improve the operating capacity of the asset are capitalized. Upon the sale or disposition of a property, the asset and the related accumulated depreciation are removed from the condensed consolidated balance sheets with the difference between the proceeds received, net of sales costs, and the carrying value of the asset group recorded as a gain or loss on sale, subject to impairment considerations.

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the year or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of September 30, 2020 and December 31, 2019, there were eight and two properties, respectively, classified as held for sale.

Impairment of Long-Lived Assets

The Company reviews for impairment whenever indicators of impairment exist, including giving consideration to factors related to the COVID-19 outbreak. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the real estate is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the negotiated selling price, less estimated costs of disposal.

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total provision for impairment	$363	$2,839	$1,773	$6,268
Number of properties: (1)
Classified as held for sale	2	4	4	5
Disposed within the period	—	—	1	1
(1)Includes properties that are impaired and/(or) impaired and held for sale as of the end of the respective periods.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code.

The Company’s bank balances as of September 30, 2020 and December 31, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits.

Revenue Recognition and Related Matters

The Company’s rental revenue is primarily related to rent received from tenants under leases accounted for as operating leases. Rent from leases that have fixed and determinable rent increases is recognized on a straight-line basis over the non-cancellable initial term of the lease and reasonably certain renewal periods, from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the consolidated balance sheets.

Variable lease revenues include tenant reimbursements, lease termination fees, changes in the index or market-based indices after the inception of the lease or percentage rents. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred. The Company and its Predecessor recognized variable lease revenue related to tenant reimbursements and lease termination fees for the periods presented.

Capitalized above-market and below-market lease values are amortized on a straight-line basis as a reduction or increase of rental revenue as appropriate over the remaining non-cancellable terms of the respective leases.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which was added to the ASC under Topic 606 (“ASC 606”) (“ASU 2014-09”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. As the Company’s revenues are primarily generated through leasing arrangements, and the Company has elected the lessor practical expedient to report income on one line within its condensed consolidated statements of operations and comprehensive loss from the associated lease for all existing and new leases under ASU 2016-02, “Leases (ASC 842)”, the Company’s revenues fall outside the scope of this standard.

An allowance for doubtful accounts is provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specific disputed amounts. Such allowances are reviewed each period based upon recovery experience and the specific facts of each outstanding amount.

Stock-Based Compensation

The Company has a share-based compensation award program for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service or performance period.

Transaction Costs

Represents costs incurred by the Company to facilitate the private offering and formation transactions and the initial public offering. These costs were $0.9 million and $2.2 million during the three and nine months ended September 30, 2020, respectively, with no costs in 2019. In addition, transaction costs include expenses associated with abandoned acquisitions and other acquisition related activity. Acquisition related expenses were $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million for both the three and nine months ended September 30, 2019.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019 upon the filing of its U.S. federal income tax return for such taxable year. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. To maintain the status of a REIT, the Company is required to declare and pay a dividend of $0.2 million relating to its 2019 fiscal period by December 31, 2020. Accordingly, the Company declared and paid a $2.8 million dividend in the second half of 2020 which was inclusive of the $0.2 million obligation for 2019.

The Company made a joint election with NETSTREIT TRS for it to be treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

As of September 30, 2020, the Company has no provision for state, local or federal income taxes in its condensed consolidated financial statements.

Earnings Per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings per Share. Basic earnings per share (“EPS”) are computed by dividing net loss allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net loss allocated to common shareholders represents net loss less income allocated to participating securities and non-controlling interests. None of the Company’s equity awards are participating securities.

Fair Value Measurement

Fair value measurements are utilized in the accounting of the Company’s assets acquired and liabilities acquired in an asset acquisition and also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs.

The Company uses the following inputs in its fair value measurements:

–Level 2 inputs for its debt and derivative financial instrument fair value disclosures. See "Note 6 - Debt" and "Note 7 - Derivative Financial Instruments," respectively; and

–Level 2 and Level 3 inputs when assessing the fair value of assets and liabilities acquired in connection with real estate acquisitions. See "Note 4 - Acquisition and Disposition of Real Estate."

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the three and nine months ended September 30, 2020 and 2019 related to assets held for sale and the impairment was determined based on the negotiated selling price, less costs of disposal, compared to the carrying value of the property.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk with respect to cash held at various financial institutions, access to its credit facilities, and amounts due or payable under derivative contracts. The credit risk exposure with regard to the Company’s cash, credit facilities, and derivative instruments is spread among a diversified group of investment grade financial institutions.

The Company’s rental revenues are derived from 56 separate tenants leasing 190 total properties for the three and nine months ended September 30, 2020. For the three months ended September 30, 2020, one tenant, 7-Eleven, accounted for 12.2% of rental revenue. For the nine months ended September 30, 2020, there were no tenants with rental revenue that exceeded 10%.

The Predecessor’s rental revenues are derived from 41 separate tenants leasing 104 total properties and 47 separate tenants leasing 124 total properties for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, two tenants, CVS and Dollar General, accounted for 11.5% and 10.8% of rental revenue, respectively. For the nine months ended September 30, 2019, one tenant, CVS, accounted for 13.1% of the rental revenue.

Segment Reporting

The Company considers each one of its properties to be an operating segment, none of which meets the threshold for a reportable segment. The Company allocates resources and assesses operating performance based on individual property needs. All of the Company’s operating segments meet the aggregation criteria, and thus, the Company reports one segment, rental operations. There were no intersegment sales during the periods presented.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. On January 1, 2020, the Company adopted ASU 2016-13. The adoption of this standard has not materially impacted the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This new guidance modified the disclosure requirements on fair value measurements. Public entities are required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating "at a minimum" from the phrase "an entity shall disclose at a minimum" to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. On January 1, 2020, the Company adopted ASU 2018-13. The adoption of this standard has not materially impacted the Company's condensed consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. On January 1, 2020, the Company adopted ASU 2018-17. The adoption of this standard has not materially impacted the Company’s condensed consolidated financial statements.

In April 2020, the FASB issued a question and answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. Entities can elect to not evaluate whether certain concessions provided by lessors to mitigate the effects of COVID-19 on lessees are lease modifications. Entities that make this election can then elect to apply the lease modification guidance in ASC 842 or account for the concession as if it were contemplated as part of the existing contract. For all leases when the Company is a lessor, the Company elected to not evaluate whether certain concessions that do not result in a substantial increase in the Company’s rights as the lessor or the obligations of the lessee provided to mitigate the effects of COVID-19 on tenants are lease modifications, further electing to account for the concession as if it were contemplated as part of the existing contract. On April 1, 2020, the Company adopted this guidance and determined that it has not materially impacted the Company's condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption will be permitted. The adoption of this standard will not materially impact the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 "Topic 848: Reference Rate Reform." ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. On July 1, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company determined these elections have not materially impacted the Company's condensed consolidated financial statements. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of September 30, 2020, the Company owned 189 single-tenant retail net leased properties spanning 37 states, with tenants representing 55 different brands or concepts across 23 retail sectors. As of September 30, 2020, the remaining terms of leases range from 2-35 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive loss and is presented net of provision for doubtful accounts. The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Rental revenue
Fixed lease income (1)	$8,975	$4,724	$20,833	$16,134
Variable lease income (2)	458	167	1,104	555
Other rental revenue:
Above/below market lease amortization	219	(105)	340	(486)
Rental revenue (including reimbursables)	$9,652	$4,786	$22,277	$16,203

(1)Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.

(2)Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, lease termination fees, and the write-off of doubtful accounts.

Note 4 – Acquisition and Disposition of Real Estate

Acquisitions

During the nine months ended September 30, 2020, the Company acquired 98 properties for a total purchase price of $327.3 million, inclusive of $3.6 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

For the Nine Months Ended September 30, 2020
Land	$98,587
Buildings	166,177
Site improvements	22,580
Tenant improvements	6,065
Lease in-place intangible assets	44,708
Lease above-market intangible assets	4,172
Construction-in-progress assets	270
Fuel equipment	156
342,715
Liabilities assumed
Lease below-market intangible liabilities	(13,484)
Accounts payable, accrued expense and other liabilities	(1,893)
Purchase price (including acquisition costs)	$327,338

During the nine months ended September 30, 2019, the Company acquired one property for a total purchase price of $1.2 million, inclusive of $0.1 million of capitalized acquisition costs. The acquisition was accounted for as an asset acquisition.

Dispositions

During the three months ended September 30, 2020, the Company sold one property for a total sales price, net of disposal costs, of $1.9 million, recognizing a gain on sale of $0.1 million. During the nine months ended September 30, 2020, the Company sold three properties for a total sales price, net of disposal costs, of $11.8 million, recognizing a gain on sale of $1.1 million. During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit, which upon termination of the agreement in the first quarter of 2020, was recognized as a gain.

During the three months ended September 30, 2019, the Predecessor sold five properties for a total sales price, net of disposal costs, of $11.4 million, recognizing a gain on sale of $1.7 million. During the nine months ended September 30, 2019, the Predecessor sold 24 properties for a total sales price, net of disposal costs, of $70.4 million, recognizing a gain on sale of $5.8 million.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$61,609	$(2,782)	$58,827	$20,763	$(56)	$20,707
Above-market leases	8,322	(337)	7,985	7,286	(13)	7,273
Assembled workforce	873	(226)	647	873	(7)	866
Total Intangible assets	$70,804	$(3,345)	$67,459	$28,922	$(76)	$28,846

Liabilities:
Below-market leases	$17,322	$(677)	$16,645	$4,682	$(10)	$4,672

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2020 and as of December 31, 2019 by category and in total, were as follows:

	Years Remaining
	September 30, 2020	December 31, 2019
In-place leases	10.8	10.5
Above-market leases	12.8	15.3
Below-market leases	10.2	13.2
Assembled workforce	2.2	3.0

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive loss related to the amortization of intangibles assets and liabilities for all property and ground leases (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amortization:
Amortization of in-place leases	$1,364	$509	$2,895	$1,576
Amortization of assembled workforce	73	—	219	—
	$1,437	$509	$3,114	$1,576

Net adjustment to rental revenue:
Above-market lease assets	(122)	(205)	(370)	(803)
Below-market lease liabilities	341	100	710	317
	$219	$(105)	$340	$(486)
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market and below-market lease intangibles to rental revenue as of September 30, 2020, for the next five years and thereafter (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter
In-place leases	$1,475	$5,899	$5,872	$5,833	$5,743	$34,005
Assembled workforce	73	291	283	—	—	—
Amortization expense	$1,548	$6,190	$6,155	$5,833	$5,743	$34,005
Above-market lease assets	173	693	678	673	669	5,099
Below-market lease liabilities	(351)	(1,402)	(1,402)	(1,395)	(1,380)	(10,715)
Net adjustment to rental revenue	$(178)	$(709)	$(724)	$(722)	$(711)	$(5,616)

Note 6 – Debt

Debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loan:
Term Loan (due December 23, 2024)	$175,000	$175,000
Less: Unamortized discount and debt issuance costs	(952)	(1,087)
	$174,048	$173,913

In December 2019, the Company entered into a senior credit facility consisting of (i) a $175.0 million senior secured term loan (“Term Loan”) and (ii) a $250.0 million senior secured revolving credit facility (“Revolver”, and collectively with the Term Loan, the “Credit Facility”). Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is administrative agent under the Credit Facility (the “Administrative Agent”).

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility is secured by a first priority perfected security interest in and lien on all existing and future equity interests of the Company’s direct and indirect subsidiaries of any Eligible Property (as defined in the Credit Facility) owned by the Company or any of the Company’s subsidiaries. The Credit Facility also provides that the Administrative Agent has the option to release the collateral securing the Credit Facility upon delivery of satisfactory evidence from the Company that Collateral Release Requirements (as defined in the Credit Facility) have been met, which requirements include, among others, conditions related to the unencumbered asset value and asset diversification of the Company.

Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. For so long as the Credit Facility is secured, the interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.25% to 2.25%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.25% to 1.25%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.35% to 2.30%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.35% to 1.30%, based on the Company’s consolidated total leverage ratio. To the extent the Administrative Agent releases the collateral in connection with the Company’s satisfaction of the Collateral Release Requirements, the interest rates under the Credit Facility will be based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio.

The Company is required to pay a Revolver facility fee at an annual rate of 0.15% of the unused capacity if usage exceeds 50% of the total available facility, or 0.25% of the unused facility if usage does not exceed 50%. Loans from the Revolver are generally restricted if, among other things, the proposed usage of the proceeds from the loan do not meet certain criteria as outlined in the Credit Facility Agreement, if an event of default exists, or if the requested loan will create an event of default. Loans from the Revolver may not exceed the total revolving commitments.

During the second quarter, the Company entered into an amendment to the Credit Facility to amend and redefine its debt covenant calculations. The Company incurred and capitalized less than $0.1 million of financing costs relating to this amendment, which has been pro-rated to the Term Loan and Revolver based on their respective borrowing capacities.

Deferred financing costs are being amortized over the remaining terms of each respective loan. Term Loan deferred financing costs of $1.1 million, of which $1.0 million and $1.1 million is unamortized at September 30, 2020 and December 31, 2019, respectively, is included within Term Loan, net on the condensed consolidated balance sheets. Revolver deferred financing costs of $1.6 million, of which $1.3 million and $1.6 million is unamortized at September 30, 2020 and December 31, 2019, respectively, is included within other assets on the condensed consolidated balance sheets.

Total deferred financing costs amortized on the Term Loan and Revolver for the three and nine months ended September 30, 2020 were $0.2 million and $0.5 million, respectively. This is included in Interest expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

Total deferred financing costs amortized on the Predecessor’s debt facilities for the three and nine months ended September 30, 2019 were $0.3 million and $0.8 million, respectively. This is included in interest expense on the Predecessor’s condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2020, and December 31, 2019, the Term Loan had an effective interest rate of 1.46% and 3.28%, respectively, which is reflective of the interest rate hedge as described in "Note 7 - Derivative Financial Instruments."

The weighted average interest rate on the Term Loan was 2.17% for the nine months ended September 30, 2020.

The Company incurred interest expense in connection with the Term Loan for the three and nine months ended September 30, 2020 of $0.6 million and $2.9 million, respectively.

The Predecessor incurred interest expense of $2.2 million and $7.6 million in connection with its debt facilities for the three and nine months ended September 30, 2019, respectively.

The fair value of the Company’s Term Loan is determined based on the expected future payments discounted at risk-adjusted rates. The Company assessed that the carrying value materially approximates the estimated fair value of the Term Loan at September 30, 2020 and December 31, 2019.

The Company incurred interest expense on the Revolver for the three and nine months ended September 30, 2020 of $0.1 million, with a weighted average interest rate of 1.53%. As of September 30, 2020 and December 31, 2019, the Company had no borrowings under the Revolver. The Company also incurred interest expense in connection with unused capacity for the three and nine months ended September 30, 2020 of $0.1 million and $0.4 million, respectively.

The Company was in compliance with all of its debt covenants as of September 30, 2020 and expects to be in compliance for the following twelve-month period.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Loss ("AOCL") and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the condensed consolidated statement of cash flows. Effective September 28, 2020, such derivatives were used to hedge the variable cash flows associated with Term Loan.

Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes and does not have derivative netting arrangements.

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate swaps	4	—	$175,000	$—

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Other assets, net	$—	$—	Accounts payable, accrued expenses and other liabilities	$128	$—
Total		$—	$—		$128	$—

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Total Amount of Interest Expense, Net, Presented in the Consolidated Statements of Operations and Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019	2020	2019
For the Three Months Ended September 30
Interest Rate Products	$(129)	$—	Interest expense, net	$(1)	$—	$(1,018)	$(2,449)
Total	$(129)	$—		$(1)	$—	$(1,018)	$(2,449)
For the Nine Months Ended September 30
Interest Rate Products	$(129)	$55	Interest expense, net	$(1)	$55	$(3,815)	$(8,349)
Total	$(129)	$55		$(1)	$55	$(3,815)	$(8,349)

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative liabilities measured at fair value on a recurring basis as of September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2020
Liabilities
Derivative liabilities	$—	$128	$—	$128

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Earnest money deposit	$1,143	$1,100
Deferred financing costs, net	1,299	1,552
Accounts receivable, net	1,276	625
Deferred rent receivable	1,406	15
Other assets	882	12
	$6,006	$3,304

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued expenses	$1,777	$438
Accrued bonus	1,296	—
Prepaid rent	1,183	607
Accounts payable	404	1,165
Other liabilities	290	506
	$4,950	$2,716

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

Total net proceeds to the Company from the Company's initial public offering was $227.3 million which is net of underwriting discounts and offering costs of $18.9 million. The initial public offering resulted in the issuance of 13,681,561 shares of common stock.

The Company's initial public offering also resulted in the non-controlling interest conversion of 255,236 of operating partnership units into common stock.

Preferred Equity

The Company redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of the initial public offering in August 2020 for approximately $0.1 million. As of September 30, 2020, there are no shares of preferred stock outstanding.

Dividends

The Company declared and paid a cash dividend of $0.10 per share for the third quarter of 2020. The dividend totaled $2.8 million and was paid on September 25, 2020 to shareholders of record as of September 15, 2020.

Non-controlling Interest

Non-controlling interest represent non-controlling holders of OP Units in the Operating Partnership. As of September 30, 2020 and December 31, 2019, non-controlling interest represents 14.0% and 33.4%, respectively.

Effective with the Company's initial public offering, 13,681,561 OP Units were issued to the Company in exchange for $227.3 million and 255,268 of OP Unit holders converted their units into common stock of the Company.

Note 10 – Stock Based Compensation

Under the NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), which became effective on December 23, 2019, 2,094,976 shares of common stock are reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related or cash-based awards, including performance-based awards, to employees, directors and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of September 30, 2020, the only stock-based compensation granted by the Company were restricted stock units.

Performance and Service Based Restricted Stock Units

Pursuant to the Omnibus Incentive Plan, the Company made performance-based restricted stock unit grants to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no restricted stock units had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next three to five years.

The following table summarizes performance and service based restricted stock unit activity for the period ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2019	168,353	$19.75
Granted during the period	85,441	19.75
Forfeited during the period	(11,391)	19.75
Vested during the period	—	—
Unvested restricted stock grants outstanding as of September 30, 2020	242,403	$19.75

For the three and nine months ended September 30, 2020, the Company recognized $1.7 million in stock-based compensation expense. No stock-based compensation expense was recognized in 2019. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020 and December 31, 2019, the remaining unamortized stock-based compensation expense totaled $3.1 million and $3.3 million, respectively. These units are subject to graded vesting and amortization is recognized ratably for each vesting tranche over the service period of each applicable award.

The weighted average grant date fair value of unvested restricted units is calculated as the per share price determined in the Private Offering.

Service Based Restricted Stock Units

Pursuant to the Omnibus Incentive Plan, the Company made service-based restricted stock unit grants to certain employees and non-employee directors in connection with the initial public offering. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next three to five years.

The following table summarizes service based restricted stock unit activity for the period ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2019	—	$—
Granted during the period	169,793	18.00
Forfeited during the period	—	—
Vested during the period	—	—
Unvested restricted stock grants outstanding as of September 30, 2020	169,793	$18.00

For the three and nine months ended September 30, 2020, the Company recognized less than $0.1 million in stock-based compensation expense. No stock-based compensation expense was recognized in 2019. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the remaining unamortized stock-based compensation expense totaled $3.0 million. There was no unamortized stock-based compensation expense as of the end of December 31, 2019. Amortization is recognized on a straight-line basis over the service period of each applicable award.

The weighted average grant date fair value of service based unvested restricted units is calculated as the per share price determined in the initial public offering.

Note 11 – Earnings Per Share

The table below provides net loss and the number of weighted average common shares and common share equivalents used in the computations of “basic” net loss per share and "dilutive" net loss per share for the three and nine months ended September 30, 2020.

(in thousands, except share and per share data)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Numerator:
Net loss from continuing operations	$(2,341)	$(4,298)
Net loss from continuing operations, attributable to noncontrolling interest	263	799
Cumulative preferred stock dividends and redemption premium	(36)	(42)
Net loss from continuing operations attributable to common shares, basic and diluted	$(2,114)	$(3,541)

Denominator:
Weighted average common shares outstanding, basic	18,825,389	13,771,457
Effect of dilutive shares for diluted net income per common share	—	—
Weighted average common shares outstanding, diluted	18,825,389	13,771,457

Net loss available to common shareholders per common share, basic and diluted	$(0.11)	$(0.26)

For the three and nine months ended September 30, 2020, diluted net loss per share attributable to common shareholders excludes approximately 24,302 and 8,101 weighted average unvested restricted shares, respectively, as these shares are anti-dilutive.

In addition, the Company has non-controlling interest in the form of operating partnership units which are convertible into common stock. As of September 30, 2020 and December 31, 2019, there were 4,193,751 and 4,449,019 of OP Units outstanding, respectively.

Subsequent to September 30, 2020, 2,244,702 of OP Units converted into shares of common stock on a one-for-one basis.

Note 12 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, from time to time, the Company may be subject to litigation, claims and regulatory matters, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

Environmental Matters

The Company is subject to environmental regulations related to the ownership of real estate. The cost of complying with the environmental regulations was not material to the Company or Predecessor’s results of operations for any of the periods presented. The Company is not aware of any environmental condition on any of its properties that is likely to have a material adverse effect on the condensed consolidated financial statements when the fair value of such liability can be reasonably estimated and is required to be recognized.

Commitments

At September 30, 2020, the Company did not have any commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

The Company did not enter into any related-party transactions during the three and nine months ended September 30, 2020.

The Predecessor’s fees paid and accrued to the benefit of related parties for the three and nine months ended September 30, 2019 are as follows (amounts in thousands):

Entity	Transaction Type	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
EverSTAR IVF V GP, LLC	Asset management fees	$693	$2,162
EBA EverSTAR, LLC	Disposition fees	154	840
EBA EverSTAR, LLC	Acquisition fees	—	18

Note 14 – Subsequent Events

Subsequent events have been evaluated through October 29, 2020, the date these condensed consolidated financial statements were issued:

Acquisition and Disposition of Real Estate

Subsequent to September 30, 2020, the Company acquired five properties for a total purchase price, including transaction costs, of $8.8 million.

In addition, the Company disposed of two properties classified as held for sale as of September 30, 2020 for a total sales price, net of disposal costs, of $4.4 million with a net gain on sale of assets of $1.1 million.

OP Unit Conversions to Common Stock

There were 2,244,702 OP Units that converted into shares of common stock on a one-for-one basis subsequent to September 30, 2020.

Common Stock Dividend

On October 27, 2020, the Company's Board of Directors declared a cash dividend of $0.20 per share for the fourth quarter of 2020. The dividend will be paid on December 15, 2020 to shareholders of record on December 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” in our prospectus dated August 13, 2020, relating to our initial public offering, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2020 and other reports filed with the Securities and Exchange Commission from time to time.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q. New risks and uncertainties may arise over time and it is not possible for us to predict those events or how they may affect us. Many of the risks identified herein and in our periodic reports have been and will continue to be heightened as a result of the ongoing and numerous adverse effects arising from the novel coronavirus (COVID-19). We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 189 single-tenant retail net leased properties spanning 37 states, with tenants representing 55 different brands or concepts across 23 retail sectors. Our portfolio generates ABR of $38.9 million and is 100% occupied, with a WALT of 11.1 years and consisting of approximately 68% investment grade tenants by ABR, which we believe provides us with a strong, stable source of recurring cash flow. Our tenants operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including discount stores, grocers, drug stores and pharmacies, home improvement, automotive service and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We completed our initial public offering on August 17, 2020 and our common stock trades on the New York Stock Exchange under the symbol "NTST."

COVID-19
We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See "Note 2 - Summary of Significant Accounting Policies" to our condensed consolidated financial statements included herein.

The Company had received payment of approximately 94.9%, 99.3%, 100.0% and 100.0% of contractual base rent, based on lease agreements in place prior to consideration of any rent relief granted as a result of COVID-19, billed for the months of July, August, September and October 2020, respectively (such percentages reflect leases in place for the full applicable month).

Outlook

We seek to maximize long-term earnings growth and shareholder value primarily through the acquisition of strategically positioned assets throughout the U.S., specifically focusing on properties with tenants which are considered essential businesses. We have deployed $66 million of the $227.3 million from the Company's initial public offering to fund acquisitions through September 30, 2020. In addition, we have repaid $50 million of outstanding borrowings under our Revolver as of September 30, 2020. We intend to use the remainder of the net proceeds for general corporate purposes, including the acquisition of properties in our pipeline. We have identified 30 properties for a combined purchase price, including acquisition costs, of $89 million that we expect to purchase prior to December 31, 2020. Of the $89 million identified, we have acquired five properties, or $8.8 million of property assets subsequent to September 30, 2020.

Results of Operations

Overall

The Company continued to grow its assets held for investment by increasing its asset base from 94 properties as of December 31, 2019 to 189 properties as of the end of September 30, 2020. This growth was facilitated by successfully raising equity capital of $219.0 million and $227.3 million as result of the private offerings and initial public offering, respectively, totaling $446.3 million of net capital raises executed by the Company over the last 12 months.

Acquisitions

During the three months ended September 30, 2020, the Company acquired 30 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $102.6 million. The acquisitions were all accounted for as asset acquisitions. These properties are located in 13 states with a weighted average lease term of approximately 10.9 years. The underwritten weighted-average capitalization rate on the Company’s third quarter acquisitions was approximately 6.5%.

During the nine months ended September 30, 2020, the Company acquired 98 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $327.3 million. The acquisitions were all accounted for as asset acquisitions. These properties are located in 21 states with a weighted average lease term of approximately 12.1 years. The underwritten weighted-average capitalization rate on the Company’s year to date acquisitions was approximately 6.8%.

Dispositions

During the three months ended September 30, 2020, the Company sold one property for a total sales price, net of disposal costs, of $1.9 million. The Company recognized a gain on sale of $0.1 million. During the nine months ended September 30, 2020, Company sold three properties for a total sales price, net of disposal costs, of $11.8 million. The Company recognized a gain on sale of $1.1 million.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following table sets forth our operating results for the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,
	2020	2019
	(Unaudited)
Revenues
Rental revenue (including reimbursable)	$9,652	$4,786
Operating expenses
Property	624	293
General and administrative	4,109	956
Depreciation and amortization	4,692	2,660
Provisions for impairment	363	2,839
Transaction costs	1,241	3
Total operating expenses	11,029	6,751
Other income (expense)
Interest expense, net	(1,018)	(2,449)
Gain on sales of real estate	54	1,674
Gain on forfeited earnest money deposit	—
Total other income (expense)	(964)	(775)
Net loss	$(2,341)	$(2,740)
Revenue. Revenue for the three months ended September 30, 2020 increased by $4.9 million to $9.7 million from $4.8 million in the prior period primarily due to the increase in total number of properties which increased from 99 as of the end of September 30, 2019 to 189 as of September 30, 2020. The increase includes an increase in rental income of $3.6 million, straight-line rental revenue of $0.7 million, property expense reimbursement revenue of $0.3 million and an increase of amortization of above and below-market lease related intangible assets of $0.3 million.
Total Operating Expenses. Total expenses increased 63.4% to $11.0 million for the three months ended September 30, 2020 as compared to $6.8 million for the three months ended September 30, 2019. The increase in operating expenses is attributed to the increase in the number of operating properties and the completion of the Company's initial public offering in August 2020. Total operating expenses include the following:
•Property Expenses. Property expenses increased $0.3 million to $0.6 million for the three months ended September 30, 2020 from $0.3 million for the three months ended September 30, 2019 as a result of the Company's acquisition of new properties in 2020. The increase in property operating expenses is comprised of increased reimbursable expenses of $0.2 million and non-reimbursable expenses of $0.1 million during the three months ended September 30, 2020.
•General and Administrative Expenses. General and administrative expenses increased $3.2 million to $4.1 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019. The increase is primarily due to the additional payroll expense associated with the internalization of management to support the Company as a newly public company of $1.6 million, an increase of restricted-share based expense of $1.8 million, offset by the elimination of the management fee paid to affiliates of

$0.7 million. The Company also incurred increased administrative related expenses of $0.3 million and professional fees of $0.3 million, which includes board fees of $0.1 million and audit fees of $0.1 million during the three months ended September 30, 2020.
•Depreciation and Amortization. Depreciation and amortization expense increased by $2.0 million for the three months ended September 30, 2020 compared to the prior period. The property portfolio consists of 189 and 99 properties as of September 30, 2020 and September 30, 2019, respectively. The majority of our 2020 acquisitions occurred in the second and third quarter of 2020 and as a result depreciation and amortization expense has increased for the three months ended September 30, 2020.
•Provision for Impairment. For the three months ended September 30, 2020, we recorded a provision for impairment of $0.4 million on two properties which were classified as held-for-sale assets at September 30, 2020. For the three months ended September 30, 2019, our predecessor recorded a provision for impairment of $2.8 million on four properties which were classified as held for sale at September 30, 2019.

•Transaction costs. Transaction costs increased to $1.2 million for the three months ended September 30, 2020. These costs include $0.9 million of costs incurred by the Company to facilitate both the private offering and the initial public offering of common stock. Transaction costs also include $0.3 million of expenses incurred for abandoned acquisitions as well as expenses associated with property acquisitions throughout the year.

Interest Expense. Interest expense decreased $1.4 million to $1.0 million for the three months ended September 30, 2020 from $2.4 million for the prior period, primarily due to the decrease in our outstanding credit facilities and related interest rates for the three months ended September 30, 2020 compared to those of our predecessor over the comparable period.

Gain on Sales of Real Estate. For the three months ended September 30, 2020, we recorded a gain on sales of real estate $0.1 million. For the three months ended September 30, 2019, our predecessor recorded a gain on sales of real estate of $1.7 million. The table below summarizes the properties sold for the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,
	2020	2019
	(Unaudited)
Number of properties sold	1	5
Sales price, net of disposal cost	$1,861	$11,370
Gain on sales of real estate	$54	$1,674
Net Loss. Net loss for the three months ended September 30, 2020 remained consistent with the prior comparative period, as a result of the items set forth above.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

The following table sets forth our operating results for the periods indicated (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Revenues
Rental revenue (including reimbursable)	$22,277	$16,203
Operating expenses
Property	1,344	853
General and administrative	7,841	2,915
Depreciation and amortization	10,153	8,065
Provisions for impairment	1,773	6,268
Transaction costs	2,969	76
Total operating expenses	24,080	18,177
Other income (expense)
Interest expense, net	(3,815)	(8,349)
Gain on sales of real estate	1,070	5,773
Gain on forfeited earnest money deposit	250	—
Total other income (expense)	(2,495)	(2,576)
Net loss	$(4,298)	$(4,550)

Revenue. Revenue for the nine months ended September 30, 2020 increased by $6.1 million to $22.3 million from $16.2 million in the prior year. This is primarily due to an increase in the real estate portfolio from 99 to 189 properties during the period ended September 30, 2020. The increase includes an increase in rental income of $2.6 million, straight-line rental revenue of $2.1 million, property expense reimbursement revenue of $0.5 million and an increase of amortization of above- and below-market lease related intangibles of $0.9 million.
Total Operating Expenses. Total expenses increased by $5.9 million to $24.1 million for the nine months ended September 30, 2020 as compared to $18.2 million for the nine months ended September 30, 2019. The increase in operating expenses is attributed to the increase in the number of operating properties and the completion of the Company's initial public offering in August 2020. Total operating expenses include the following:
•Property Expenses. Property expenses increased $0.5 million to $1.3 million for the nine months ended September 30, 2020 from $0.9 million for the nine months ended September 30, 2019. The increase is primarily attributed to the increase in the real estate portfolio from 99 to 189 properties.
•General and Administrative Expenses. General and administrative expenses increased $4.9 million to $7.8 million for the nine months ended September 30, 2020 from $2.9 million for the nine months ended September 30, 2019. The increase is primarily due to payroll expense associated with the internalization of management to support the Company as a newly public company of $3.4 million, an increase of restricted-share based expense of $1.8 million, offset by the elimination of management fees of $2.1 million charged to the Company by affiliates. The increase also includes the establishment of office related expenses of $0.6 million and professional and administrative expenses of $1.2 million primarily comprised of audit fees of $0.7 million and board fees of $0.3 million for nine months ended September 30, 2020.
•Depreciation and Amortization. Depreciation and amortization expense increased by $2.1 million to $10.2 million for the nine months ended September 30, 2020 from $8.1 million for the nine months ended September 30, 2019. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period.
•Provisions for Impairment. Provisions for impairment decreased by $4.5 million to $1.8 million for the nine months ended September 30, 2020 from $6.3 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the provisions for impairment were recorded on four and seven real estate properties, respectively.

•Transaction costs. Transaction costs increased to $3.0 million for the nine months ended September 30, 2020. These costs include $2.2 million of costs incurred by the Company to facilitate both the private offering and the initial public offering of common stock. Transaction costs also include $0.8 million of expenses for abandoned acquisitions as well as expenses associated with property acquisitions throughout the year.

Interest Expense. Interest expense decreased by $4.5 million to $3.8 million for the nine months ended September 30, 2020 compared to $8.3 million for the nine months ended September 30, 2019. The decrease is primarily attributed to the decrease in the effective interest rate and total borrowings outstanding.

Gain on Sales of Real Estate. Gain on sales of real estate decreased $4.7 million to $1.1 million for the nine months ended September 30, 2020 from $5.8 million for the nine months ended September 30, 2019. The table below summarizes the properties sold for the periods indicated (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Number of properties sold	3	24
Sales price, net of disposal cost	$11,778	$70,353
Gain on sales of real estate	$1,070	$5,773
Net Loss. Net loss for the nine months ended September 30, 2020 remained consistent with the prior comparative period, as a result of the items set forth above.
Liquidity and Capital Resources
Our primary capital requirements are to fund required interest payments and property acquisitions, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities (including the private offering) and borrowings under our Credit Facility. As of September 30, 2020, we had a $175.0 million Term Loan and no borrowings outstanding under our $250.0 million Revolver. We believe that the net proceeds of $227.3 million from our initial public offering plus both our cash flows from operations and available borrowing capacity will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Credit Facility
In December 2019, we entered into a senior credit facility consisting of (i) a $175.0 million senior secured Term Loan and (ii) a $250.0 million senior secured Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is administrative agent under the Credit Facility (the “Administrative Agent”).
The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension of up to one year. The Credit Facility is secured by a first priority perfected security interest in and lien on all existing and future equity interests of the Company’s direct and indirect subsidiaries of any Eligible Property (as defined in the Credit Facility) owned by the Company or any of the Company’s subsidiaries. The Credit Facility also provides that the Administrative Agent has the option to release the collateral securing the Credit Facility upon delivery of satisfactory evidence from the Company that Collateral Release Requirements (as defined in the Credit Facility) have been met, which requirements include, among others, conditions related to the unencumbered asset value and asset diversification of the Company.
Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. For so long as the Credit Facility is secured, the interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.25% to 2.25%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.25% to 1.25%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.35% to 2.30%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.35% to 1.30%, based on the Company’s consolidated total leverage ratio. To the extent the Administrative Agent releases the collateral in connection with the Company’s satisfaction of the Collateral Release Requirements, the interest rates under the Credit Facility will be based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio.

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Effective September 28, 2020, such derivatives were used to hedge the variable cash flows associated with Term Loan above.

Historical Cash Flow Information

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Successor	Predecessor
	Nine Months Ended September 30,
	2020	2019
(in thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$5,699	$5,298
Investing activities	(316,922)	68,671
Financing activities	278,914	(73,047)

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $0.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was attributed to the increase in total number of properties, $4.5 million decrease in the in provision for impairments, offset by the decrease in the realized gain on sale of real estate of $4.7 million and the increase in stock based compensation expense of $1.7 million.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $385.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The Company spent $327.3 million on the acquisition of real estate during the nine months ended September 30, 2020 compared to $1.2 million during the nine months ended September 30, 2019. Additionally, the Company sold three properties during the nine months ended September 30, 2020 for net proceeds of $11.8 million compared to 24 properties sold during the nine months ended September 30, 2019 for net proceeds of $70.4 million.
Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $352.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is attributed to the private offering of common stock of $54.5 million and the initial public offering of $227.3 million which occurred during the nine months ended September 30, 2020. Additionally, the Company had no net borrowings during the nine months ended September 30, 2020 compared to net borrowings of $68.6 million during the nine months ended September 30, 2019.
Contractual Obligations and Commitments
As of September 30, 2020, we had one contractual obligation related to the maturity on our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024.

During 2020, the Company borrowed and repaid $50.0 million on our $250.0 million Revolver at an effective interest rate of 1.53% to fund specifically identified property acquisitions.
The following table provides information with respect to our commitments as of September 30, 2020 (in thousands):

	Payment Due by Period
	Total	From October 1, 2020 to December 31, 2020	1 – 3 years	3 – 5 years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$—	$175,000
Term Loan – Variable interest (1)	10,039	594	7,128	2,317
Unutilized borrowing fees on Revolver (2)	2,031	156	1,875	—
Total	$187,070	$750	$9,003	$177,317

(1)Effective September 28, 2020, the Company entered into an interest rate hedge to fix the total Company interest rate on the Company's Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of September 30, 2020 of 0.14%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.
(2)We are subject to a variable unutilized borrowing fee on the unused portion of our $250.0 million Revolver. As of September 30, 2020, we have no borrowings on our $250.0 million Revolver and incurred a fee at 0.25%. This reflects our projected unutilized borrowing fee as if the Revolver has no borrowing through the maturity date of December 23, 2023 at 0.25%.
Income Taxes

We will elect to be treated and to qualify as a REIT for U.S. federal income tax purposes under the Code, commencing with our short taxable year ended December 31, 2019 upon the filing of our U.S. federal income tax return for such taxable year. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at the regular corporate tax rate. We believe that we are organized and have operated in a manner that has enabled us to qualify to be taxed as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate so as to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. We must declare and pay dividends to maintain our status as a REIT and we were required to declare and pay a dividend of $0.2 million relating to our 2019 fiscal period by December 31, 2020. Accordingly, we declared and paid a $0.10 or $2.8 million dividend on September 25, 2020.

We made a joint election with NETSTREIT TRS for it to be treated as a TRS. As a TRS, NETSTREIT TRS will be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for our tenants, hold assets that we cannot hold directly and may engage in any real estate or non-real estate-related business.
Our predecessor was not a federal taxable entity and no provision for federal income taxes was recognized in its consolidated financial information.
Recent Accounting Pronouncements

A discussion of new accounting standards and the possible effects of these standards on our condensed consolidated financial statements is included in "Note 2 - Summary of Significant Accounting Policies" of our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of the Company’s critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus dated August 13, 2020, related to our initial public offering, filed with the SEC in accordance with Rule 424(b) under the Securities Act, on August 14, 2020, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

Non-GAAP Financial Measures
Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: FFO, Core FFO, AFFO, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent, gains from forfeited earnest money deposits, non-recurring public company costs, representing consulting fees that we have incurred in preparing to become a public company and non-cash compensation expense (“Adjusted EBITDAre”), NOI and Cash NOI. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.
FFO, Core FFO and AFFO
FFO is a non-GAAP financial measure defined by NAREIT as net income (computed in accordance with GAAP), excluding real estate-related expenses including, but not limited to, gains (losses) from sales, impairment adjustments, and depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is consistent with FFO as defined by NAREIT.
Core FFO is a non-GAAP financial measure defined as FFO adjusted for gains from forfeited earnest money deposits and non-recurring public company costs. We believe the presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods because it removes the effect of unusual and non-recurring items that are not expected to impact our operating performance on an ongoing basis.
AFFO is a non-GAAP financial measure defined as Core FFO adjusted for GAAP net income related to non-cash revenues and expenses, such as straight-line rent, amortization of above- and below-market lease-related intangibles, non-cash compensation expense, and amortization of deferred financing costs.
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values historically have risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of operating performance that excludes historical cost depreciation and valuation adjustments from net income. We consider FFO to be useful in evaluating potential property acquisitions and measuring operating performance. We further consider Core FFO and AFFO to be useful in determining funds available for payment of distributions. FFO, Core FFO and AFFO do not represent net income or cash flows from operations as defined by GAAP. You should not consider FFO, Core FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance; nor should you consider FFO, Core FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.
FFO, Core FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO, Core FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO, Core FFO and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO, Core FFO and AFFO.
The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income (loss) before allocation to non-controlling interests, as computed in accordance with GAAP (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Net loss	$(2,341)	$(2,740)	$(4,298)	$(4,550)
Depreciation and amortization of real estate	4,614	2,660	9,926	8,065
Provision for impairment	363	2,839	1,773	6,268
Gain on sale of real estate	(54)	(1,674)	(1,070)	(5,773)
FFO	$2,582	$1,085	$6,331	$4,010
Adjustments:
Gain on forfeited earnest money deposit	—	—	(250)	—
144A and IPO transaction costs (1)	891	—	2,170	—
Core FFO	$3,473	$1,085	$8,251	$4,010
Adjustments:
Straight-line rental revenue	(387)	296	(1,417)	688
Amortization of deferred financing costs	157	276	464	775
Amortization of above/below market lease intangibles	(219)	105	(340)	486
Non-cash compensation expense	1,753	—	1,753	—
AFFO	$4,777	$1,762	$8,711	$5,958

(1)These expenses represent a subset of transaction costs as presented on the condensed consolidated statement of operations and comprehensive loss.
EBITDA, EBITDAre and Adjusted EBITDAre
We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses.
Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, gains from forfeited earnest money deposits, non-recurring public company costs, representing consulting fees that we have incurred in preparing to become a public company and non-cash compensation expense.
We present EBITDA, EBITDAre and Adjusted EBITDAre as they are measures commonly used in our industry. We believe that these measures are useful to investors and analysts because they provide supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA, EBITDAre and Adjusted EBITDAre as measures of our operating performance and not as measures of liquidity.
EBITDA, EBITDAre and Adjusted EBITDAre do not include all items of revenue and expense included in net income, they do not represent cash generated from operating activities and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. Additionally, our computation of EBITDA, EBITDAre and Adjusted EBITDAre may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.
The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income (loss) before allocation to non-controlling interests, as computed in accordance with GAAP (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Net loss	$(2,341)	$(2,740)	$(4,298)	$(4,550)
Depreciation and amortization of real estate	4,614	2,660	9,926	8,065
Amortization of above/below market lease intangibles	(219)	105	(340)	486
Non-real estate depreciation and amortization	77	—	228	—
Interest expense, net	1,018	2,449	3,815	8,349
EBITDA	$3,149	$2,474	$9,331	$12,350
Adjustments:
Provision for impairments	363	2,839	1,773	6,268
Gain on sale of real estate	(54)	(1,674)	(1,070)	(5,773)
EBITDAre	$3,458	$3,639	$10,034	$12,845
Adjustments:
Straight-line rental revenue	(387)	296	(1,417)	688
Gain on forfeited earnest money deposit	—	—	(250)	—
144A and IPO transaction costs (1)	891	—	2,170	—
Non-cash compensation expense	1,753	—	1,753	—
Adjusted EBITDAre	$5,715	$3,935	$12,290	$13,533

(1)These expenses represent a subset of transaction costs as presented on the condensed consolidated statement of operations and comprehensive loss.
NOI and Cash NOI
NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (loss) (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), depreciation and amortization, gains (or losses) on sales of depreciable property, gain from forfeited earnest money deposits and real estate impairment losses. We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease intangibles to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.
The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Net loss	$(2,341)	$(2,740)	$(4,298)	$(4,550)
General and administrative	4,109	956	7,841	2,915
Depreciation and amortization	4,692	2,660	10,153	8,065
Provisions for impairment	363	2,839	1,773	6,268
Transaction costs	1,241	3	2,969	76
Interest expense, net	1,018	2,449	3,815	8,349
Gain on sales of real estate	(54)	(1,674)	(1,070)	(5,773)
Gain on forfeited earnest money deposit	—	—	(250)	—
NOI	$9,028	$4,493	$20,933	$15,350
Straight-line rental revenue	(387)	296	(1,417)	688
Amortization of above/below market lease intangibles	(219)	105	(340)	486
Cash NOI	$8,422	$4,894	$19,176	$16,524

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of September 30, 2020, we had total indebtedness of approximately $175.0 million, which is floating rate debt with a variable interest rate.
Effective September 28, 2020, the Company entered into an interest rate derivative in order to hedge its market interest risk. The interest rate derivative converts its variable rate debt on its Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.25% as of September 30, 2020.

Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations if determined adversely to us.

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in the prospectus dated August 13, 2020, related to our initial public offering, filed with the SEC in accordance with Rule 424(b) under the Securities Act, on August 14, 2020, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in such prospectus. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 17, 2020, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-11 (File No. 333-239911) (the “Registration Statement”), which was declared effective on August 12, 2020. Under the Registration Statement, we sold 13,681,561 shares of our common stock at a price of $18.00 per share, including 1,436,829 shares issued and sold by us pursuant to the overallotment option granted to the underwriters, for total gross proceeds of approximately $246.3 million. The selling stockholders referenced in the Registration Statement sold 255,268 shares of our common stock for total gross proceeds of approximately $4.6 million. Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Stifel, Nicolaus & Company, Incorporated and Jefferies LLC acted as joint book-running managers for the offering. BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Securities, Inc., Comerica Securities, Inc., Samuel A. Ramirez & Company, Inc. and Scotia Capital (USA) Inc. acted as co-managers for the offering. The offering commenced on August 13, 2020 and did not terminate before all of the securities registered in the Registration Statement were sold.

The proceeds that we received from our initial public offering were approximately $227.3 million, net of the underwriting discounts of approximately $14.8 million and other expenses related to the initial public offering of approximately $4.2 million. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. The net proceeds from our initial public offering were contributed to our operating partnership in exchange for 13,681,561 Class A units of limited partnership of our operating partnership.

Through September 30, 2020, our operating partnership used the net proceeds as follows: (a) approximately $0.1 million to redeem the outstanding shares of our 12.0% Series A Cumulative Non-Voting Preferred Stock, (b) approximately $50.0 million to repay borrowings under our revolving credit facility that were drawn after June 30, 2020 to fund acquisitions of properties, and (c) $66 million to fund additional acquisitions of properties. We intend to use the remainder of the net proceeds for general corporate purposes, including the acquisition of properties in our pipeline. None of the proceeds were used to make payments to: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on August 14, 2020.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.2	Articles Supplementary of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.3	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.
**Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

October 29, 2020	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 29, 2020	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

October 29, 2020	/s/ PATRICIA MCBRATNEY
Date	Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)