Form 10-K
period 2020-12-31
NETSTREIT Corp.
filed 2021-03-04
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s common equity began trading on The New York Stock Exchange on August 13, 2020. Prior to that date, the registrant’s common equity was not traded on any national securities exchange or in the over-the-counter market.

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of March 1, 2021 was 28,388,952.

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 19, 2021 are incorporated by reference into Part III of this Form 10-K.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant,” the “Company,” “NETSTREIT,” “we,” “our” or “us” refer to NETSTREIT Corp. and all of its consolidated subsidiaries, including its majority-owned operating partnership, NETSTREIT L.P. (the “Operating Partnership”) and its taxable real estate investment trust subsidiary NETSTREIT Management TRS, LLC (“NETSTREIT TRS”).

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). NETSTREIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially adversely affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to:

•risks inherent in the real estate business, including tenant defaults, illiquidity of real estate investments, potential liability relating to environmental matters and potential damages from natural disasters;

•general business and economic conditions;

•the impact of COVID‑19 on our business and the global economy;

•the accuracy of our assessment that certain businesses are e‑commerce resistant and recession‑resilient;

•the accuracy of the tools we use to determine the creditworthiness of our tenants;

•concentration of our business within certain geographic markets, tenant categories and with certain tenants;

•demand for restaurant and retail space;

•ability to renew leases, lease vacant space or re‑lease space as existing leases expire or are terminated;

•our ability to successfully execute our acquisition or development strategies;

•the degree and nature of our competition;

•inflation and interest rate fluctuations;

•our ability to retain our key management personnel;

•failure, weakness, interruption or breach in security of our information systems;

•access to capital markets;

•our failure to generate sufficient cash flows to service our outstanding indebtedness;

•continued volatility and uncertainty in the credit markets and broader financial markets;

•failure to qualify or remain qualified for taxation as a REIT;

•changes in, or the failure or inability to comply with, applicable law or regulation;

•future sales or issuances of our common stock or other securities convertible into our common stock, or the perception thereof, could cause the market value of our common stock to decline and could result in dilution; and

•the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the Securities and Exchange Commission (“SEC”) are not exhaustive and additional factors could cause actual results to differ materially from those described in our forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” within this report. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Item 1. Business

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of December 31, 2020, our diversified portfolio consisted of 203 single-tenant retail net leased properties spanning 38 states, with tenants representing 56 different brands or concepts across 23 retail sectors. As of December 31, 2020, our portfolio generated annualized base rent (“ABR”) of $41.8 million and was 100% occupied, with a weighted average remaining lease term (“WALT”) of 10.5 years and consisted of approximately 70.0% investment grade tenants and 8.0% investment grade profile tenants by ABR, which we believe provides us with a strong, stable source of recurring cash flow from which to grow our portfolio. ABR is calculated by multiplying (i) cash rental payments (a) for the month ended December 31, 2020 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of December 31, 2020, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

Our History

We were formed as a Maryland corporation on October 11, 2019. On December 23, 2019, we issued and sold 8,860,760 shares of our common stock in a private offering at a price of $19.75 per share, to various institutional investors, accredited investors and offshore investors, in reliance upon exemptions from registration provided by Rule 144A and Regulation S under the Securities Act and pursuant to Regulation D under the Securities Act. On February 6, 2020, we issued and sold an additional 2,936,885 shares of our common stock in the private offering pursuant to the initial purchaser's over-allotment option. We received approximately $219.0 million of net proceeds (after deducting the initial purchaser's discount and placement fees) from the private offering and over-allotment option exercise. In connection with the private offering, we consummated a series of formation transactions that were designed, among other things, to enable us to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes and we qualified to be taxed as a REIT beginning with our short taxable year ended December 31, 2019.

Our predecessor, EverSTAR Income & Value Fund V, LP, merged with our Operating Partnership as part of the formation transactions. We are structured as an umbrella partnership REIT, meaning that we own our properties and conduct our business through our Operating Partnership, directly or through limited partnerships, limited liability companies or other subsidiaries. NETSTREIT GP, LLC, a wholly-owned subsidiary of the Company, is the sole general partner of our Operating Partnership. As of December 31, 2020, we owned approximately 94.2% of the limited partnership interests in our Operating Partnership.

To assist us in maintaining our status as a REIT, on January 27, 2020, we issued and sold 125 shares of our 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) for $1,000 per share to accredited investors pursuant to Regulation D under the Securities Act. We redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of our initial public offering.

On August 17, 2020, we completed the initial public offering of our common stock. We sold 12,244,732 shares of common stock and selling stockholders sold 255,268 shares of common stock at a price of $18.00 per share. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NTST” on August 13, 2020. On September 16, 2020, we sold an additional 1,436,829 shares of our common stock pursuant to the underwriters' over-allotment option in connection with the initial public offering. We received net proceeds from the initial public offering and over-allotment option exercise of $227.3 million, net of transaction costs and underwriting discounts of $18.9 million. We contributed the total net proceeds from the initial public offering to our Operating Partnership in exchange for 13,681,561 Class A units of limited partnership of the Operating Partnership (“Class A OP Units”). In addition, an equivalent number of Class A OP Units were issued for the 255,268 shares sold by the selling stockholders.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant retail net leased property market.

•Favorable Exposure to Investment Grade Credit Rated and Other High-Quality Tenants. Our portfolio provides high-quality leases and ABR. Approximately 70.0% of our ABR is from investment grade credit rated tenants, which historically have exhibited a strong track record of making scheduled rental payments, showing resilience during times of economic downturn. An additional 8.0% of our ABR is derived from tenants that have conservative high-quality balance sheets with investment grade credit metrics (e.g., more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x) but have not pursued or received a rating (i.e., investment grade profile tenants).

•Investment Strategy that Benefits From a Fragmented, Underserved Market Segment. The current market for retail net leased properties is fragmented and decentralized. Between 2017 and 2020, private, non-institutional buyers accounted for 60.3% of this market by volume and, from 2019 to 2020, 53.7% of retail net lease transactions had a purchase price between $2.5 million and $5 million. The relatively small transaction size of retail net lease properties, combined with the locations of many of these properties outside of primary markets, can be a deterrent for larger, institutional buyers that seek to deploy greater amounts of capital in larger markets and in assets that generate greater ABR per property. We generally focus on properties with a purchase price between $1 million and $10 million and our ABR per property is approximately $205,931. We believe this low per property ABR concentration increases our revenue diversification. We also believe our focus on smaller properties, a segment of the market that we believe is undercapitalized, will allow us to maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition.

•Seasoned Leadership with a Proven Track Record of Cultivating and Expanding Publicly Traded REIT Businesses. Our Chief Executive Officer, Mark Manheimer, has over 15 years of experience underwriting, acquiring, leasing, financing, managing and disposing of net leased properties, with a track record of growing net lease businesses to significant scale. Prior to joining EB Arrow Holdings, LLC (“EB Arrow”) as the Chief Investment Officer of its net lease portfolio, Mr. Manheimer served on the investment committee of Spirit Realty Capital, Inc. (NYSE: SRC) (“Spirit”), overseeing the acquisition of more than 1,500 properties and leading the effort to restructure the master lease of Spirit's largest tenant. Mr. Manheimer played a critical role in Spirit's September 2012 initial public offering and shortly thereafter led Spirit's due diligence and reverse due diligence efforts as part of a merger with Cole Credit Property Trust II (“Cole”), doubling the size of the company. We believe Mr. Manheimer's reputation, in-depth market knowledge and extensive network of long-standing relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry will provide us with an ongoing pipeline of both marketed and off-market investment opportunities. In addition, our Chief Financial Officer, Andrew Blocher, leads our conservative balance sheet and capitalization strategy and manages our liabilities, capital raising, financial reporting and investor relations activities. Mr. Blocher has over 20 years of experience in financial reporting, debt and equity financing, investor relations, capital allocation, corporate governance and strategy for publicly traded REITs, including five years serving as the Chief Financial Officer of First Potomac Realty Trust (NYSE: FPO) and four years serving as Chief Financial Officer and an additional seven years serving in a capital markets and investor relations role at Federal Realty Investment Trust (NYSE: FRT). We believe Mr. Blocher's deep relationships with the investment banking and institutional investor communities will assist us in future capital raising activities as we grow our portfolio.

•Disciplined Underwriting and Active Portfolio Management Strategy. We believe our conservative underwriting criteria will allow us to purchase properties below replacement cost and with below market rents, providing significant long-term opportunities for growth at an attractive basis. Our management team focuses primarily on securing long-term leases with investment grade credit rated tenants and creditworthy tenants without an investment grade rating. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. In evaluating a property for acquisition, we utilize our three-part underwriting and risk management strategy with an emphasis on credit and real estate that includes:

◦Tenant Credit Underwriting: review corporate level financial information, assess business risks and review investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants;

◦Real Estate Valuation: review the underlying key real estate metrics of each property, including location and demographics that will support both tenant financial health, including market rents, and a market for alternative use, re-leasing or redevelopment, when necessary; and

◦Unit-Level Profitability: analyze and/or estimate unit-level profitability and cost variability to determine the likelihood of each location sustainably operating as a profit center.

•High Quality, Defensive and Diversified Portfolio. As of December 31, 2020, our portfolio consisted of 203 single-tenant net leased properties that were diversified by tenant, industry and geography, including 56 different brands or concepts, across 23 retail sectors in 38 states. The majority of our portfolio was comprised of properties leased to tenants operating in defensive retail industries, with 90.5% of our ABR stemming from necessity, discount and/or service-oriented industries. As of December 31, 2020, our portfolio was 100% occupied and generated ABR of $41.8 million, with a WALT of 10.5 years, which we believe provides us with a strong, stable source of recurring cash flows from which to grow our portfolio. Further, as of December 31, 2020, approximately 70.0% and 8.0% of the tenants in our portfolio were corporations with investment grade credit ratings or tenants with an investment grade profile, respectively, which historically have exhibited a strong track record of making scheduled rental payments and demonstrating defensive, consistent performance through multiple cycles. Our current strategy targets a scaled portfolio that, over time, will:

◦derive no more than (i) 5% of its ABR from any single tenant or property, (ii) 15% of its ABR from any single retail sector, (iii) 15% of its ABR from any single state and (iv) 50% of its ABR from its top 10 tenants;

◦be primarily leased to tenants operating in businesses we believe to be e-commerce resistant and resilient through all economic cycles;

◦have more than 60% of its tenants with an investment grade credit rating; and

◦have a WALT of greater than 10 years.

•Proven Ability to Efficiently Deploy Capital Utilizing Proprietary Sourcing Channels to Achieve Scale. Our ability to efficiently deploy capital is a direct result of our management team's extensive network of industry relationships, which we utilized to source a robust pipeline of attractive marketed and off-market investment opportunities through which we have deployed capital, acquiring 125 single-tenant retail net leased properties with an aggregate purchase price of $409.7 million since December 2019. We believe our relationship-based sourcing strategy will continue to generate a sustainable pipeline of opportunities to drive growth and achieve scale through the efficient deployment of capital raised in our capital markets offerings. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale. With our smaller asset base relative to other public REITs that focus on acquiring net leased real estate, we believe that superior growth can be achieved through manageable acquisition volume.

Our Business and Growth Strategies

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We intend to pursue our objective through the following business and growth strategies.

•Differentiated, Multi-faceted Investment Strategy to Drive Growth. We intend to continue to grow our portfolio by acquiring properties occupied by high-credit quality tenants operating in defensive industries focused on necessity retail goods and essential services. In addition to acquiring single-tenant net leased retail properties subject to an existing stabilized long term lease, we intend to grow our portfolio through a multi-faceted investment strategy, which includes “blend and extend” acquisitions, build-to-suit transactions, reverse build-to-suit transactions and sale-leaseback transactions. Each of these types of transactions or acquisitions offers unique benefits to our business:

◦Existing stabilized leases: In existing stabilized lease transactions, we acquire single-tenant net leased operating assets subject to an existing long-term lease through our relationships with current owners, our extensive brokerage network or our developer relationships.

◦Blend-and-extend: In blend-and-extend acquisitions, we acquire a single-tenant commercial property with an existing short-term lease, then extend the lease term to at least ten years. Blend-and-extend acquisitions allow us to acquire properties at a lower basis and get long-term site commitments from tenants.

◦Build-to-suit: In build-to-suit transactions, we secure development financing for a single-tenant commercial property pursuant to executing a long-term lease. Build-to-suit transactions allow us to leverage our extensive developer relationships to partner on opportunities.

◦Reverse build-to-suit: In reverse build-to-suit transactions, the tenant acts as the developer and constructs the property with the project financed by the landlord. Both build-to-suit and reverse build-to-suit transactions allow us to acquire the property at lower cost in exchange for long lease terms and higher entry capitalization rates.

◦Sale-leaseback: Sale-leaseback transactions allow us to acquire a single-tenant commercial property used by the seller with a simultaneous long-term lease of the property back to the seller. In sale-leaseback transactions, we strive to set rents at sustainable levels and get long-term site commitments from tenants.

We believe this multi-faceted investment strategy will provide us with greater flexibility to opportunistically build our portfolio and differentiate us from other public REITs pursuing a more limited investment strategy.

•Relationship-Based Investment Sourcing. Mr. Manheimer has been active in the single-tenant net lease industry for more than 15 years, serving as Head of Sale-Leaseback Acquisitions for Cole and Executive Vice President — Head of Asset Management for Spirit. Mr. Manheimer's extensive experience has allowed him to develop a broad network of long-standing relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we believe will provide us with an ongoing pipeline of both marketed and off-market investment opportunities. We also anticipate leveraging our extensive developer relationships to partner on build-to-suit and reverse build-to-suit transactions.

•Structure and Manage Portfolio with Disciplined Underwriting and Risk Management Processes. We seek to build a scaled portfolio with stable rental revenue and maximize the long-term return on our investments by implementing our disciplined underwriting and risk management processes. Our portfolio is focused on tenants operating in industries that are e-commerce resistant and resilient through all economic cycles and with attractive credit characteristics and stable operating cash flows. We seek to enter into leases with terms of at least ten years and, when acquiring properties, look for opportunities to acquire short-term leases with a long-term extension in place at the time of closing. In addition, we seek acquisition opportunities that enhance the tenant, industry and geographic diversification of our portfolio and actively monitor and manage our existing investments to reduce the risks associated with adverse developments affecting particular tenants, industries or regions. Finally, we use our active portfolio management strategy to (i) regularly review each of our properties for changes in unit performance, tenant credit and local real estate conditions, (ii) identify properties that do not meet our disciplined underwriting strategy, diversification objectives or risk management criteria, including rent coverage ratios below 2.0x or likelihood of non-renewal upon lease expiration, and (iii) opportunistically dispose of those properties and reinvest the proceeds in tax-deferred exchanges under Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended, (the “Code”), that will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. Since June 2018, we have disposed of 47 properties totaling $136.3 million in aggregate sales price and improved portfolio performance by diversifying tenant concentration and improving key metrics such as tenant credit quality, WALT and geographic diversity.

•Maintain a Conservatively Leveraged Capital Structure. We seek to maintain a capital structure that provides us with flexibility to manage our business and scale our platform through targeted acquisitions, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns. As of December 31, 2020, we had no borrowings under our $250.0 million senior secured revolving credit facility (“Revolver”). We intend to target a conservative net debt to EBITDA leverage ratio of 4.5x to 5.5x at scale to best position the Company for growth, and we intend to capitalize on our leading origination, underwriting, financing, documentation and property processes to improve our efficiency. As we scale, we anticipate having access to the investment grade debt and equity capital markets to maintain a prudent balance between debt and equity financing.

•Achieve Sustainable Dividend Growth Well-Covered by Cash Flow. We seek to make investments that generate strong current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We intend to augment that income with internal growth (i) from cash generated from the current 0.79% weighted average annual escalation of base rent, based on contractual rent escalation provisions in our leases specifying a fixed rate of rent increase and (ii) through a target dividend payout ratio that will permit some free cash flow reinvestment. We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments. Additionally, our WALT of 10.5 years as of December 31, 2020 and superior underwriting and portfolio monitoring capabilities, which reduce default losses, are intended to make our cash flows highly stable.

•Smaller Net Lease Acquisitions Allow for Superior Portfolio Growth. We generally focus on properties with a purchase price between $1 million and $10 million and our ABR per property is approximately $205,931. We believe this is a segment of the market that is undercapitalized and in which we can achieve superior growth through consistent acquisition volume. Moreover, our platform is scalable, and we expect to leverage our capabilities to improve our efficiency and processes to achieve attractive risk-based growth.

General Investment Criteria

We will conduct all of our investment activities through our Operating Partnership and its subsidiaries. Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We expect to pursue our objective primarily through the ownership by our Operating Partnership of our existing properties and other acquired properties and assets. We seek to acquire single-tenant, retail commercial real estate net leased on a long-term basis (at least ten years) to high credit quality tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. Our current strategy targets a scaled portfolio that, over time, will (i) derive no more than (a) 5% of its ABR from any single tenant or property, (b) 15% of its ABR from any single retail sector, (c) 15% of its ABR from any single state and (d) 50% of its ABR from its top 10 tenants, (ii) be primarily leased to tenants operating in businesses we believe to be e-commerce resistant and resilient through all economic cycles, (iii) have a more than 60% of its tenants with an investment grade rating and (iv) have a WALT of greater than 10 years. While we consider the foregoing when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return. We intend to engage in future investment activities in a manner that is consistent with the maintenance of our status as a REIT for U.S. federal income tax purposes. In addition, we may purchase assets for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.

Our Target Properties

We seek to acquire, own and manage a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our growth and diversification strategy focuses on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. Our management team focuses primarily on securing long-term leases with investment grade credit rated tenants and creditworthy tenants without an investment grade rating. We generally target properties with a purchase price between $1 million and $10 million, a segment of the market that we believe is undercapitalized and where we can maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition. We also selectively review larger properties with a purchase price in excess of $10 million, which we typically lease to investment grade tenants like Walmart and Home Depot, when we believe the acquisition will be accretive to the quality of our portfolio. The average purchase price of a property in our portfolio as of December 31, 2020 was $3.2 million, and our leases typically have initial lease terms of at least 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods. As of December 31, 2020, more than 83% of the leases in our portfolio were triple-net, with the remaining leases double-net.

We seek to invest in properties that have strong unit-level economics to reduce the risk of default on a particular property. We also seek to acquire commercially desirable properties by reviewing the underlying key real estate metrics of each property, including location and demographics that will support both tenant financial health, including market rents, and a market for alternative use, re-leasing or redevelopment, when necessary, which we believe maximizes both investment residual value and recovery default value.

Investment Origination Process

Our current investment pipeline has been, and our investments going forward will be, identified by our senior management team, led by Mr. Manheimer. Mr. Manheimer has been active in the single-tenant net lease industry for more than 15 years. Mr. Manheimer's extensive experience has allowed him to develop a broad network of long-standing relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we believe will provide us with an ongoing pipeline of both marketed and off-market investment opportunities. In addition, we plan to leverage our developer relationships to partner on build-to-suit opportunities with triple-net leases and desirable tenants. We believe our developer partnerships on build-to-suit projects, which provide higher yields than acquisitions, will differentiate us from our competitors without development expertise.

Underwriting

The Company assesses its investments and actively manages its existing portfolio using a three-part underwriting and risk management strategy that includes assessing (i) tenant and guarantor credit, (ii) real estate valuation and (iii) unit-level profitability. As it relates to tenant and guarantor credit, we review corporate level financial information and assess business risks, including barriers to entry and technology risks. As part of this analysis, we look for tenants that operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. We then review the tenant's investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants. We assess the underlying real estate metrics of each property, including location and demographics that will support both tenant financial health, including market rents, and a market for alternative use, re-leasing or redevelopment, when necessary. We believe implementation of this underwriting and risk management criteria will continue to build a portfolio that provides a strong, stable source of recurring cash flows. Finally, we analyze and/or estimate unit-level profitability and cost variability to determine the likelihood of each location sustainably operating as a profit center.

Tax Status

We have elected to be treated and to qualify as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019. We believe that we are organized and have operated in a manner that has enabled us to qualify to be taxed as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate so as to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our taxable income to our stockholders, computed without regard to the dividends paid deduction and excluding our net capital gain, plus 90% of our net income after tax from foreclosure property (if any), minus the sum of various items of excess non-cash income.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, and affirmative and negative covenants and, in some instances, common area obligations. Our tenants have primary responsibility for compliance with these requirements pursuant to our leases. We believe that each of our properties has the necessary permits and approvals.

Environmental and Related Matters

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines or penalties for violations, and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. As a result of the foregoing, we could be materially and adversely affected.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”) and impose various requirements, including operation and maintenance plans for the presence of any suspect ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials or moisture is otherwise present, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may be toxic and produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.

Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of lessee's violation of environmental law or the presence, use or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental noncompliance or investigate and cleanup contamination. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Americans with Disabilities Act and Similar Laws

Under Title III of the Americans with Disabilities Act (the “ADA”), and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard takes into account, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to properties we currently own or may purchase, or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple or double-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind, hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

In addition to being a named insured on our tenants' liability policies, we separately maintain commercial general liability coverage. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

Competition

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, lower costs of capital, access to more resources and greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

Employees

As of December 31, 2020, we have 19 full-time employees. Our staff is mostly comprised of professional employees engaged in origination, underwriting, closing, financial reporting, portfolio management and capital markets activities essential to our business. In addition, Company leadership has allowed our employees the ability to work remotely until further notice due to COVID-19 and maintains key relationships with third-party professional service firms that could assist and supplement our current workforce if the need arises.

Available Information

Our principal executive office is located at 5910 N. Central Expressway, Suite 1600, Dallas, Texas 75206 and our telephone number is 972-200-7100. Our website address is www.NETSTREIT.com. Our reports are electronically filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through the SEC's website at www.sec.gov. These filings can also be accessed through our site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on, or otherwise accessible through, our website does not constitute a part of this report.

Item 1A. Risk Factors

The following factors and other factors discussed in this Annual Report on Form 10-K could cause our actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere in future SEC reports. You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this report, as well as any reports, amendments or updates reflected in subsequent filings or furnishings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Risks Related to Our Business and Properties

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of single-tenant, retail commercial real estate subject to long-term net leases. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including: inability to collect rents from tenants due to financial hardship, including bankruptcy; changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant, retail commercial real estate space; changes in consumer trends and preferences that affect the demand for products and services offered by our tenants; inability to lease or sell properties upon expiration or termination of existing leases; environmental risks, including the presence of hazardous or toxic substances or materials on our properties; the subjectivity of real estate valuations and changes in such valuations over time; the illiquid nature of real estate compared to most other financial assets; changes in laws and governmental regulations, including those governing real estate usage and zoning; changes in interest rates and the availability of financing; and changes in the general economic and business climate. The occurrence of any of these may cause the value of our real estate to decline, which could materially and adversely affect us.

Global market and economic conditions may materially and adversely affect us and our tenants.

Changes in global or national economic conditions, such as a global economic and financial market downturn, including as a result of COVID-19 (as discussed below) or another pandemic in the future, may cause, among other things, a tightening in the credit markets, lower levels of liquidity, increases in the rate of default and bankruptcy, and lower consumer and business spending, which could materially and adversely affect us. Potential consequences of changes in economic and financial conditions include: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses than the tenant can afford to pay and tenant defaults under the lease; current or potential tenants may delay or postpone entering into long-term leases with us; the ability to borrow on terms and conditions that we find to be acceptable, which could reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

On March 11, 2020, the World Health Organization announced a new strain of coronavirus (“COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease.

COVID-19 and the measures taken to limit its spread are negatively impacting the economy across many industries, including industries in which our tenants operate. The impacts may continue and/or increase in severity as the duration of the pandemic lengthens. As a result, the Company is not yet able to determine the full impact of COVID-19 on its operations and therefore whether any such impact will be material. Throughout the year, a number of our tenants across various industries announced temporary closures of their locations and requested rent deferral or rent abatement during this pandemic. During 2020, we provided rent deferral and rent abatement to 12 and 15 of our properties, respectively, representing 0.5%, and 1.7% of ABR as of December 31, 2020, respectively. The Company has not provided for any abatements or deferrals after August 1, 2020. All tenants with rent relief agreements in place paid in accordance with the terms of their new lease agreements, and as of year end, the Company had collected 100.0% of all 2020 contractual rent payments. Accordingly, the Company’s operations and cash flows for the year ended December 31, 2020 were not materially impacted by COVID-19.

In addition, the majority of our employees based at our headquarters are currently working remotely. The effects of an extended period of remote work arrangement, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, also may exacerbate the other risks disclosed in these “Risk Factors” including, but not limited to, the ability of our tenants to pay rent, our ability to renew leases, acquire properties on attractive terms or at all, and our access to external sources of capital.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our tenants of their locations and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

The development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.

Each of our properties is leased by a single tenant. Therefore, we believe that the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, global market and economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant's products or services or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own numerous properties leased by the same entity (or related group of entities), including Advance Auto Parts, Dollar General, 7-Eleven, CVS, O’Reilly Auto Parts, Ollie’s Bargain Outlet, Dollar Tree, Walmart, Lowe’s, and Walgreens. To the extent we finance numerous properties operated by one entity (or related group of entities), the general failure of that single entity (or related group of entities) or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.

Single-tenant leases involve significant risks of tenant default.

Our strategy focuses primarily on investing in single-tenant, retail commercial real estate subject to long-term net leases across the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk will be magnified if we decide to lease multiple properties to a single tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. In addition, we would be responsible for all of the operating costs of a property following a vacancy at a single-tenant building. Because our properties have generally been built to suit a particular tenant's specific needs, we may also incur significant costs to make the leased premises ready for another tenant.

Our assessment that certain businesses are e-commerce resistant and recession-resilient, may prove to be incorrect.

We primarily invest in properties leased to tenants in industries where a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants' businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

A substantial number of our properties are leased to unrated tenants and the tools we use to determine the creditworthiness of our tenants may not be accurate.

Approximately 30.0% of our properties are leased to unrated and sub-investment grade tenants that we determine, through our disciplined underwriting and risk management strategy, to be creditworthy. In evaluating a property for acquisition, we utilize our three-part underwriting and risk management strategy with an emphasis on credit and real estate that includes (i) reviewing corporate level financial information, assessing business risks and reviewing investment rating or establishing a “shadow rating” using our proprietary credit modeling process for unrated tenants, (ii) reviewing the underlying key real estate metrics of each property, including location and demographics that will support both tenant financial health, including market rents, and a market for alternative use, re-leasing or redevelopment, when necessary, and (iii) analyzing and/or estimating unit-level profitability and cost variability to determine the likelihood of each location sustainably operating as a profit center. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody's Investor Services, S&P Global Ratings, or another nationally recognized statistical rating organization. Our calculations of shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

As of December 31, 2020, our portfolio included substantial holdings in Texas (16.6%), Georgia (8.0%), Virginia (6.1%), Mississippi (5.6%) and Ohio (5.4%) based on ABR as of December 31, 2020. In addition, a significant portion of our portfolio holdings (based on ABR as of December 31, 2020) were located in the South (56.1%) and Midwest (24.5%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the regions, states or markets within such states in which we have a concentration of properties. An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

The top four tenants in our portfolio — 7-Eleven, Lowe’s, Advance Auto Parts, and Walmart — contributed 8.9%, 8.6%, 7.6% and 6.5%, respectively, of our ABR as of December 31, 2020. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. Although our strategy targets a scaled portfolio that, over time, will increase tenant diversification, our portfolio has four tenants that individually contribute more than five percent of our ABR. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. Leases representing 0.6% of the ABR of our portfolio as of December 31, 2020 were scheduled to expire during 2023 (the first year in which lease expirations will occur following the consummation of our initial public offering). Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants, that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options or other tenant inducements will not be offered to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

In addition, the loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be subject to an uncertain period of downtime without rental income, be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.

Some of our tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

Of the ABR of our portfolio as of December 31, 2020, 15.4% is operated by tenants under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchiser or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchiser's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant's lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant's lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies may materially and adversely affect us.

We may not be able to successfully execute our acquisition or development strategies.

Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by risks associated with the ownership of real estate. As a result, we may not be able to implement our investment and acquisition strategies successfully. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. Because we expect to invest in markets other than the ones in which our current properties are located or properties which may be leased to tenants other than those to which we have historically leased properties, we will also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to our management team.

While we do not intend to act as a developer, we may selectively provide development financing for build to suit projects. Development is subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals and the cost and timely completion of construction (including risks from factors beyond our control, such as weather or labor conditions or material shortages). These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows we expect from build to suit projects, which could have an adverse effect on our financial condition.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which the property is located.

In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to alter our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.

We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located, some of which may have greater financial resources than we do. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. This competition also may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. Accordingly, competition for the acquisition of real property and tenants could materially and adversely affect us.

Failure to hedge effectively against interest rate changes may materially and adversely affect us.

We currently hedge our interest rate volatility through interest rate swaps. These arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to any hedging arrangements we enter into in the future may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future floating-rate borrowings may materially and adversely affect us.

A loss of key management personnel could adversely affect our performance.

As an internally managed company, we are dependent on the efforts and performance of our key management. We cannot guarantee we retain any of our senior leadership team and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, all of which could materially and adversely affect us.

Any material failure, weakness, interruption or breach in security of our information systems could prevent us from effectively operating our business.

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, could result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy of our internal and external financial reporting. A failure or weakness in our information systems could materially and adversely affect us, and the remediation of any such problems could result in significant unplanned expenditures.

Failure to maintain an effective system of internal control over financial reporting could adversely affect our ability to present accurately our financial statements and could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We will rely on our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”). More broadly, effective internal control over financial reporting is a necessary component of our program to seek to prevent, and to detect any, fraud. Furthermore, as we grow, our business will likely become more complex, and we may require significantly more resources to develop and maintain effective controls. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until December 31, 2021. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of December 31, 2021 or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, or moisture otherwise occurs within a building or building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may be toxic and produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our tenants generally are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple or double-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In addition, inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In the event there is damage to our properties that is not covered by insurance, we may be materially and adversely affected.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. In addition, as part of the formation transactions, our predecessor made limited representations, warranties and covenants to us regarding the contributed assets. Because many liabilities, including tax liabilities, may not have been identified, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities to which the properties and assets previously owned by our predecessor are subject could adversely affect the value of those properties and as a result adversely affect us.

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations and adversely impact the market value of our common stock.

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under GAAP if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations.

The form, timing and/or amount of dividend distributions in future periods may vary and be affected by economic and other considerations.

The form, timing and/or amount of dividend distributions will be authorized at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements applicable to REITs under the Code and other factors as our board of directors may consider relevant.

Risks Related to Financing our Business

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs, and we may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify as a REIT. In addition, if we are unable to obtain financing in order to make distributions required to maintain our qualification as a REIT, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2020, we had $175.0 million outstanding on our senior secured term loan (“Term Loan”) and no borrowings under our $250.0 million senior secured revolving credit facility (“Revolver”, and collectively with the Term Loan, the “Credit Facility”). Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to meet our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness; counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could materially and adversely affect us.

Credit markets may experience significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. Such circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and potentially result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit, including under the Credit Facility, when required or when business conditions warrant could materially and adversely affect us.

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us and our ability to make distributions to our stockholders.

Our debt financing agreements, including the Credit Facility, contain or may contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

The Credit Facility and other debt agreements we may enter into in the future contain or may contain financial and other covenants with which we are or will be required to comply and that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowings may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.

The covenants and other restrictions under our debt agreements may affect, among other things, our ability to: incur indebtedness; create liens on assets; cause our subsidiaries to distribute cash to us to fund distributions to stockholders or to otherwise use in our business; sell or substitute assets; modify certain terms of our leases; manage our cash flows; and make distributions to equity holders, including our common stockholders. Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

Risks Related to Government Regulation and Tax Matters

Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our stockholders.

We believe that our organization and current proposed method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because: we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate; we could be subject to increased state and local taxes; and unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-

elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. To qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that certain specified percentages of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, NETSTREIT TRS and any additional taxable REIT subsidiaries (“TRSs”) we form will be subject to U.S. federal income tax and applicable state and local taxes on their net income. Any of these taxes would reduce our cash available for distribution to you.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under the Code.

If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We believe that our operating partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership's income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Under the Tax Cuts and Jobs Act (the “TCJA”), however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation (whether pursuant to a short sale or otherwise) to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to such dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our common stock.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our common stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our common stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of any class or series of our preferred stock, or more than 9.8% of the aggregate value of all of our outstanding stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in our failing to qualify as a REIT. The board may grant waivers from the ownership limits for certain stockholders. These waivers may be subject to initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to qualify as a REIT or that compliance with such restriction is no longer required in order for us to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid the prohibited transaction tax.

If a transaction intended to qualify as a 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

In order to avoid potentially significant taxable gains upon the sale of properties that no longer meet our investment criteria, we intend to dispose of properties in 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. In addition, such recharacterization could result in such property sale, and potentially other property sales, being subject to the 100% penalty tax on net income from prohibited transactions. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax deferred basis.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in such TRS.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

The ability of the board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income would be subject to U.S. federal income tax at the regular corporate rate and state and local taxes, and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of securities of one or more TRSs. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm's-length basis.

NETSTREIT TRS and any other TRSs that we form will pay U.S. federal, state and local income tax on the TRS' taxable income, and the TRSs' after-tax net income will be available for distribution to us but is not required to be distributed to us. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Liabilities arising under environmental laws may materially and adversely affect us.

The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local environmental laws and regulations, as a current or former owner or operator of real property, we may be jointly, severally and strictly liable for costs and damages resulting from the presence or release of hazardous substances or petroleum products at a property, including costs to investigate or clean up contamination and liability for personal injury, property damage or harm to natural resources.

We typically obtain Phase I environmental site assessments on the properties that we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore there could be undiscovered environmental liabilities on the properties we own. The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination.

In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict, joint and several liability by virtue of our ownership interest. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments.

Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

We are subject to various environmental laws that regulate the presence of asbestos containing materials (ACM), vapor intrusion, lead based paint and other hazardous materials. Such laws may impose fines, penalties, or other obligations for failure to comply with these requirements or expose us to third-party liability.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.

Our properties are subject to the Americans with Disabilities Act, or ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected. We could be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

Our charter contains certain restrictions on ownership and transfer of our stock that may delay, defer or prevent a change of control transaction, even if such a change in control may be in your interest, and as a result may depress the market price of our common stock.

Our charter contains various provisions that are intended to assist us to qualify as a REIT, among other reasons, and, subject to certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to qualify as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of any class or series of our preferred stock, or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may, among other things: discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more classes or series of common stock or preferred stock with preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our board of directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (“MGCL”), (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required to maintain a particular leverage ratio, we generally intend to target a conservative level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents). Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect us.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers will be subject to monetary liability resulting only from: actual receipt of an improper benefit or profit in money, property or services; or active and deliberate dishonesty by the director or officer that is established by a final judgment and is being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter requires us to indemnify and advance expenses to our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

We are a holding company with no direct operations and we rely on funds received from our operating partnership to pay liabilities.

We are a holding company and we conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends and other distributions we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership's and its subsidiaries' liabilities and obligations have been paid in full.

In connection with our future acquisition of properties or otherwise, we may issue units of our operating partnership to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our operating partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly-owned subsidiaries, NETSTREIT GP, LLC, as the general partner of our operating partnership, has fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. The fiduciary duties and obligations of NETSTREIT GP, LLC, as the general partner of our operating partnership, and its limited partners may come into conflict with the duties of our directors and officers to our company.

Under the terms of the partnership agreement of our operating partnership, if there is a conflict between the interests of our stockholders on one hand and any limited partners on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided, however, that any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners must be resolved in favor of our stockholders.

The partnership agreement of our operating partnership requires the general partner to obtain the approval of a majority in interest of the outside limited partners in our operating partnership (which excludes us and our subsidiaries) to transfer any of its or our interest in our operating partnership in connection with certain mergers, consolidations or other combinations of us, or a sale of all or substantially all of our assets.

The partnership agreement of our operating partnership also provides that the general partner will not be liable to our operating partnership, its partners or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred or benefits not derived by our operating partnership or any limited partner, except for liability for the general partner's intentional harm or gross negligence. Moreover, the partnership agreement of our operating partnership provides that our operating partnership is required to indemnify the general partner and its members, managers, managing members, officers, employees, agents and designees from and against any and all claims that relate to the operations of our operating partnership, except (i) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (ii) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (iii) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments and adverse publicity about our industry in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our board of directors is authorized, to increase the total number of shares of stock that we are authorized to issue and without your approval, to cause us to issue additional shares of our stock or to raise capital through the issuance of preferred stock, options, warrants and other rights on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our common stock will dilute your ownership and could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the market price of our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31,

2025, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Between the closing of our initial public offering and December 31, 2020, we acquired 53 single-tenant retail net lease properties with an aggregate purchase price of $147.5 million. As of December 31, 2020, our diversified portfolio consisted of 203 single-tenant retail net leased properties spanning 38 states, with tenants representing 56 different brands or concepts across 23 retail sectors. As of December 31, 2020, our portfolio consisted of 3.7 million square feet and was 100% occupied.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
VT
NH
ME
MA
RI
CT
NJ
DE
MD
AK
HI
>10% ABR
>5% and <10% ABR
>3% and <5% ABR
>1% and <3% ABR
<1% ABR
0% ABR

As of December 31, 2020, our portfolio generated ABR of $41.8 million. As of December 31, 2020, our portfolio had a WALT of 10.5 years and consisted of approximately 70.0% and 8.0% of investment grade tenants and investment grade profile tenants, respectively, by ABR. As of December 31, 2020, none of our tenants represented more than 8.9% of our portfolio by ABR, and our top 10 largest tenants represented in aggregate 55.4% of our ABR. Nine of our top 10 tenants are publicly traded companies and nine have investment grade credit ratings, in addition to Ollie's Bargain Outlet, an investment grade profile tenant.

Tenant Diversification

As of December 31, 2020, our 203 properties were operated by 56 tenants, each representing a distinct brand or concept, with no one tenant representing more than 8.9% of our portfolio by ABR. The following table details information about our tenants as of December 31, 2020 (dollars in thousands):

Tenant[1]	Number of Properties	Square Feet	ABR[2]	% of ABR	ABR per Square Foot[2]	Weighted Average Lease Term[3]
7-Eleven, Inc.	15	63,461	$3,729	8.9%	$58.75	14.5
Lowe's Companies, Inc.	4	501,771	3,578	8.6%	7.13	13.2
Advance Stores Company, Inc. (Advance Auto Parts)	33	235,244	3,193	7.6%	13.57	10.5
Wal-Mart Stores, Inc.	4	651,301	2,720	6.5%	4.18	8.5
CVS Health Corporation	12	131,535	2,221	5.3%	16.89	14.0
Dollar General Corporation	21	195,309	1,991	4.8%	10.19	8.7
Ollie's Bargain Outlet, Inc.	7	272,495	1,918	4.6%	7.04	9.1
Walgreen Co.	4	60,725	1,329	3.2%	21.89	10.9
Koninklijke Ahold Delhaize N.V. (Food Lion / Stop & Shop)	2	66,158	1,268	3.0%	19.17	6.5
Home Depot U.S.A, Inc.	1	116,818	1,202	2.9%	10.29	6.3
Kohl's Department Stores, Inc.	2	165,870	1,147	2.7%	6.91	5.1
Tractor Supply Company	5	105,142	1,016	2.4%	9.66	10.7
Burlington Coat Factory Warehouse Corporation	2	73,459	903	2.2%	12.29	9.1
Best Buy Stores, L.P.	2	76,400	854	2.0%	11.18	6.5
Floor & Décor Outlets of America, Inc.	1	84,177	815	2.0%	9.69	9.1
Fresenius Medical Care Holdings, Inc.	3	22,647	787	1.9%	34.75	10.4
Dollar Tree Stores, Inc. / Family Dollar Stores, Inc.	7	65,355	783	1.9%	11.98	8.0
CWGS Group, Inc. (Camping World)	1	66,056	705	1.7%	10.68	13.0
Branch Banking and Trust Company	5	15,388	660	1.6%	42.87	8.0
Big Jack Holdings LP (Jack's)	4	12,289	656	1.6%	53.35	15.0
Top 20 Subtotal	135	2,981,600	31,476	75.3%	10.56	10.5
Other	68	751,462	10,328	24.7%	13.74	10.6
Total / Weighted Average[3]	203	3,733,062	$41,804	100%	$11.20	10.5

1 Represents tenant or guarantor.
2ABR does not give effect to an aggregate $0.2 million of rent deferral and $0.7 million of rent abatement in the period from March 2020 through August 2020. The Company has not provided for any abatements or deferrals after August 2020.
3 Weighted by ABR.

Tenant Industry Diversification

The majority of our portfolio is comprised of properties leased to tenants operating in defensive retail industries, with 90.5% of our ABR as of December 31, 2020 coming from necessity, service-oriented, and/or discount industries. Necessity-based industries are those that are considered essential by consumers and include sectors such as home improvement, auto parts, drug stores, general retail, and grocers. Service-oriented industries consist of retailers that provide services rather than goods, including, for example, convenience stores, quick service and casual dining restaurants, and tire and auto services. Discount retailers offer a low price point and consist of off-price and dollar stores.

The following chart illustrates the percentage of our ABR attributable to defensive retail industries as of December 31, 2020:

Other
9.5%
Discount
17.6%
Necessity
53.2%
Service
19.7%

The breakdown of our necessity-based retail, service-oriented, discount-focused, and other, non-defensive retail industries by sector and by percentage of ABR as of December 31, 2020 is set forth below (dollars in thousands):

		Annualized Base Rent[1]		Gross Leasable Area
Tenant Industry and Sector	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Necessity-Based Retail
Home Improvement	15	6,737	16.1%	786,181	21.1%
Auto Parts	48	4,169	10.0%	328,563	8.8%
Drug Stores & Pharmacies	16	3,551	8.5%	192,260	5.2%
General Retail	4	2,658	6.4%	666,846	17.9%
Grocery	5	2,248	5.4%	158,235	4.2%
Farm Supplies	5	1,016	2.4%	105,142	2.8%
Healthcare	3	787	1.9%	22,647	0.6%
Wholesale Warehouse Club	1	417	1.0%	110,858	3.0%
Banking	5	660	1.6%	15,388	0.4%
Total Necessity-Based Retail	102	22,243	53.2%	2,386,120	63.9%
Service-Oriented Industry
Convenience Stores	17	4,161	10.0%	74,640	2.0%
Quick Service Restaurants	15	2,380	5.7%	44,407	1.2%
Casual Dining	5	904	2.2%	25,886	0.7%
Automotive Service	9	807	1.9%	37,406	1.0%
Total Service-Oriented Industry	46	8,251	19.7%	182,338	4.9%
Discount-Focused Industry
Discount Retail	13	4,576	10.9%	590,297	15.8%
Dollar Stores	28	2,774	6.6%	260,664	7.0%
Total Discount-Focused Industry	41	7,349	17.6%	850,961	22.8%
Defensive Retail Industries	189	37,844	90.5%	3,419,419	91.6%
Other, Non-Defensive Industries
Furniture Stores	2	872	2.1%	47,101	1.3%
Consumer Electronics	2	854	2.0%	76,400	2.0%
RV Sales	1	705	1.7%	66,056	1.8%
Apparel	4	506	1.2%	39,126	1.0%
Arts & Crafts	1	451	1.1%	55,079	1.5%
Equipment Rental and Leasing	2	237	0.6%	17,687	0.5%
Gift, Novelty, and Souvenir Shops	1	200	0.5%	8,081	0.2%
Home Furnishings	1	134	0.3%	4,114	0.1%
Total Other, Non-Defensive	14	3,960	9.5%	313,644	8.4%
Total, All Industries	203	41,804	100.0%	3,733,062	100.0%

1Certain figures in this table may not foot due to rounding.

Geographic Diversification

The following table presents ABR by state for our portfolio as of December 31, 2020 (dollars in thousands):

		Annualized Base Rent		Gross Leasable Area
Tenant State	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Texas	31	6,933	16.6%	349,397	9.4%
Georgia	13	3,365	8.0%	470,421	12.6%
Virginia	4	2,551	6.1%	170,494	4.6%
Mississippi	12	2,324	5.6%	383,089	10.3%
Ohio	11	2,271	5.4%	222,300	6.0%
Florida	12	1,803	4.3%	77,318	2.1%
Illinois	5	1,761	4.2%	145,692	3.9%
Pennsylvania	13	1,748	4.2%	116,906	3.1%
New York	4	1,681	4.0%	207,131	5.5%
Alabama	11	1,633	3.9%	91,682	2.5%
Indiana	7	1,508	3.6%	137,079	3.7%
Michigan	4	1,383	3.3%	138,199	3.7%
Tennessee	5	1,249	3.0%	91,970	2.5%
Arkansas	7	1,182	2.8%	46,275	1.2%
Minnesota	4	1,151	2.8%	92,535	2.5%
Missouri	5	960	2.3%	114,252	3.1%
California	1	815	2.0%	84,177	2.3%
New Jersey	6	780	1.9%	26,740	0.7%
New Mexico	2	583	1.4%	25,869	0.7%
Wisconsin	7	545	1.3%	36,208	1.0%
Other[1]	39	5,576	13.3%	705,328	18.9%
Total	203	41,804	100.0%	3,733,062	100.0%

1Includes 18 states generating less than 1.25% of annualized base rent.

Lease Terms and Expirations

Our leases typically have initial lease terms of at least 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods. All of our tenants are subject to net lease agreements. More than 83% of the leases in our portfolio are triple-net, with the remaining leases double-net. Under a triple-net lease, the tenant is generally responsible for materially all property operating expenses, including property taxes, insurance, and property maintenance and repairs; however as is common for triple-net leases, the landlord may be responsible for maintenance of the roof and parking lot. Under a double-net lease, the tenant is generally responsible for materially all property expenses, including property taxes and insurance, but excluding property maintenance and repairs. In addition, as of December 31, 2020, approximately 42% of our investment grade tenants and 98% of our sub-investment grade tenants were subject to future rent increases based on fixed amounts, increases in the consumer price index or other stipulated reference rate, or provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The leases in our portfolio as of December 31, 2020 provided for an average 0.79% increase in ABR.

As of December 31, 2020, the leases in our portfolio had a WALT of 10.5 years, with no lease expiring prior to June 2023. The following table illustrates contractual lease expirations within the Company's portfolio as of December 31, 2020, assuming no exercise of contractual extension options (dollars in thousands):

		Annualized Base Rent[1]		Gross Leasable Area
Year	Number of Leases	Dollars	% of Total	Square Feet	% of Total
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	3	267	0.6%	25,820	0.7%
2024	1	92	0.2%	4,000	0.1%
2025	6	2,280	5.5%	308,998	8.3%
2026	7	1,816	4.3%	203,975	5.5%
2027	8	2,740	6.6%	231,473	6.2%
2028	20	3,114	7.4%	304,557	8.2%
2029	22	3,335	8.0%	273,787	7.3%
2030	26	6,074	14.5%	709,983	19.0%
2031	30	4,868	11.6%	332,423	8.9%
2032	13	3,329	8.0%	617,989	16.6%
2033	20	2,687	6.4%	210,288	5.6%
2034	9	1,165	2.8%	32,365	0.9%
2035	23	7,570	18.1%	375,057	10.0%
Thereafter	15	2,467	5.9%	102,349	2.7%
Total	203	41,804	100.0%	3,733,062	100.0%

1Certain figures in this table may not foot due to rounding.

Developments

During the fourth quarter of 2020, construction was completed on a build-to-suit project with rent scheduled to commence in January 2021. Total cost of the project was $1.6 million.

During the second quarter of 2020, construction was completed on a build-to-suit project with rent commencing in July 2020. Total cost of the project was $0.8 million.

Tenant	Land Acquired	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Circle K	1/14/2020	North Little Rock, AR	Build-to-Suit	20 years	7/1/2020	Complete
Circle K	4/3/2020	North Little Rock, AR	Build-to-Suit	20 years	1/1/2021	Complete

Item 3. Legal Proceedings

From time to time, we may be party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently subject to any lawsuits, claims or other legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II — OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record, and Distribution Policy

Our common stock is traded on the NYSE under the symbol “NTST.” As of March 1, 2021 there were 28,388,952 shares of our common stock issued and outstanding which were held by approximately 42 stockholders of record. In addition, as of March 1, 2021 there were 902,517 and 674,186 outstanding Class A and Class B OP Units, respectively, which are convertible into shares of our common stock on a one-for-one basis.

We intend to pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, liquidity, cash flows and financial condition, our REIT taxable income, the annual REIT distribution requirements, applicable law, including restrictions on distributions under Maryland law, and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

In connection with the private offering, we consummated a series of formation transactions whereby, among other things, holders of limited partnership interests in our predecessor (our “continuing investors”) had their limited partnership interests in our predecessor converted into common operating partnership units in our operating partnership, receiving an aggregate of 3,652,149 Class A OP Units, other than Mark Manheimer, who received 8,884 Class B units of limited partnership of the Operating Partnership (“Class B OP Units”), and an affiliate of EB Arrow, which received 287,234 Class B OP Units. Additionally, EBA EverSTAR, LLC, an affiliate of EB Arrow received 500,752 Class B OP Units in exchange for its contribution of our management infrastructure in the formation transactions. The majority of the shares of our common stock issuable in exchange for Class A OP Units and Class B OP Units were registered in connection with our initial public offering or our registration statement on Form S-11 (File No. 333-248239), which was declared effective by the SEC on August 27, 2020. Holders of 167,743 Class A OP Units elected not to register the shares of our common stock issuable in exchange for their Class A OP Units.

To assist us in maintaining our status as a real estate investment trust, on January 27, 2020, we issued and sold 125 shares of Series A Preferred Stock, for $1,000 per share to “accredited investors,” as defined by Rule 501 under Regulation D of the Securities Act. We redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of our initial public offering.

Use of Proceeds from Registered Securities

On August 17, 2020, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-11 (File No. 333-239911) (the “Registration Statement”), which was declared effective on August 12, 2020. Under the Registration Statement, we sold 13,681,561 shares of our common stock at a price of $18.00 per share, including 1,436,829 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters, for total gross proceeds of approximately $246.3 million. The selling stockholders referenced in the Registration Statement sold 255,268 shares of our common stock for total gross proceeds of approximately $4.6 million. Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Stifel, Nicolaus & Company, Incorporated and Jefferies LLC acted as joint book-running managers for the offering. BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Securities, Inc., Comerica Securities, Inc., Samuel A. Ramirez & Company, Inc. and Scotia Capital (USA) Inc. acted as co-managers for the offering. The offering commenced on August 13, 2020 and did not terminate before all of the securities registered in the Registration Statement were sold.

The proceeds that we received from our initial public offering were approximately $227.3 million, net of underwriting discounts of approximately $14.8 million and other expenses related to the initial public offering of approximately $4.2 million. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. The net proceeds from our initial public offering were contributed to our operating partnership in exchange for 13,681,561 Class A OP Units.

Through December 31, 2020, our operating partnership used the net proceeds as follows: (a) approximately $0.1 million to redeem the outstanding shares of our Series A Preferred Stock, (b) approximately $50.0 million to repay borrowings under our Revolver that were drawn after June 30, 2020 to fund acquisitions of properties, and (c) $147.5 million to fund additional acquisitions of properties. We intend to use the remainder of the net proceeds for general corporate purposes, including the acquisition of properties in our pipeline. None of the proceeds were used to make payments to: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. There has been no material change in the use of proceeds as described in our final prospectus filed with the SEC on August 14, 2020.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, the Company did not repurchase any of its equity securities.

Item 6. Selected Financial Data

The Company qualifies as a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, and therefore is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 203 single-tenant retail net leased properties spanning 38 states, with tenants representing 56 different brands or concepts across 23 retail sectors. Our portfolio generates ABR of $41.8 million and is 100% occupied, with a WALT of 10.5 years and consisting of approximately 70% and 8.0% of investment grade tenants and investment grade profile tenants, respectively by ABR, which we believe provides us with a strong, stable source of recurring cash flow. Our tenants operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We completed our initial public offering on August 17, 2020 and our common stock trades on the New York Stock Exchange under the symbol “NTST.”

COVID-19

We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. During 2020, we provided rent deferral and rent abatement to 12 and 15 of our properties, respectively, representing 0.5%, and 1.7% of ABR, as of December 31, 2020, respectively. All tenants with rent relief agreements in place paid in accordance with the terms of their new lease agreements and, as of year end, the Company had collected 100.0% of all 2020 contractual rent payments. The Company has not provided for any abatements or deferrals after August 1, 2020. Accordingly, the Company’s operations and cash flows for the year ended December 31, 2020 were not materially impacted by COVID-19.

Outlook

We seek to maximize long-term earnings growth and stockholder value primarily through the acquisition of strategically positioned assets throughout the U.S., specifically focusing on properties with tenants which are considered essential businesses. We have deployed $147.5 million of the $227.3 million from the Company's initial public offering to fund acquisitions through December 31, 2020. In addition, we have repaid $50 million of outstanding borrowings under our Revolver as of December 31, 2020. We intend to use the remainder of the net proceeds for general corporate purposes, including the acquisition of properties in our pipeline. As of March 4, 2021, we have identified 38 properties in our pipeline of acquisition opportunities for a combined purchase price, including acquisition costs, of approximately $122 million that we expect to purchase in the next 60 days. Additionally, we have acquired eight properties, or $17.4 million of property assets, subsequent to December 31, 2020.

Results of Operations

Overall

The Company continued to grow its assets held for investment by increasing its asset base from 94 properties as of December 31, 2019 to 203 properties as of the end of December 31, 2020. This growth was facilitated by successfully raising equity capital of $219.0 million and $227.3 million as result of the private offerings and initial public offering, respectively, totaling $446.3 million of net capital raised by the Company since December 23, 2019.

Acquisitions

During the year ended December 31, 2020, the Company acquired 124 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $408.6 million. The acquisitions were all accounted for as asset acquisitions. These properties are located in 30 states with a weighted average lease term of approximately 11.2 years. The underwritten weighted-average capitalization rate on the Company’s year to date acquisitions was approximately 6.7%.

Dispositions

During the year ended December 31, 2020, the Company sold 15 properties for a total sales price, net of disposal costs, of $48.1 million, recognizing a gain on sale of $6.2 million.

Year Ended December 31, 2020 Compared with the Periods from January 1 to December 22, 2019 and from December 23 to December 31, 2019

The following table sets forth our operating results for the periods indicated (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Revenues
Rental revenue (including reimbursable)	$33,727	$513	$19,805
Operating expenses
Property	2,569	52	1,113
General and administrative	11,340	49	3,555
Depreciation and amortization	15,459	195	10,422
Provisions for impairment	2,690	—	7,186
Transaction costs	3,169	2	535
Total operating expenses	35,227	298	22,811
Other income (expense)
Interest expense, net	(4,741)	(173)	(10,712)
Gain on sales of real estate, net	6,213	—	5,646
Gain on forfeited earnest money deposit	250	—	—
Other income (expense), net	(10)	—	—
Total other income (expense), net	1,712	(173)	(5,066)
Net income (loss)	$212	$42	$(8,072)

Revenue. Revenue for the year ended December 31, 2020 increased by $13.4 million to $33.7 million from $19.8 million for the period from January 1, 2019 to December 22, 2019 and $0.5 million for the period from December 23, 2019 to December 31, 2019. This is primarily due to an increase in the real estate portfolio from 122 properties as of January 1, 2019 to 203 properties as of December 31, 2020. The increase includes an increase in rental income of $8.4 million, straight-line rental revenue of $2.7 million, property expense reimbursement revenue of $1.4 million, amortization of above- and below market lease related intangible assets of $0.6 million, lower bad debt expense of $0.2 million and other net increases of $0.1 million.

Total Operating Expenses. Total expenses increased by $12.1 million to $35.2 million for the year ended December 31, 2020 as compared to $22.8 million for the period from January 1, 2019 to December 22, 2019 and $0.3 million for the period from

December 23, 2019 to December 31, 2019. The increase in operating expenses is attributed to the increase in the number of operating properties and the completion of the Company's initial public offering in August 2020. Total operating expenses include the following:
•Property Expenses. Property expenses increased $1.4 million to $2.6 million for the year ended December 31, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 122 to 203 properties. The largest increases are from property taxes of $0.9 million and maintenance of $0.4 million.
•General and Administrative Expenses. General and administrative expenses increased $7.7 million to $11.3 million for the year ended December 31, 2020. The increase is primarily due to payroll expense associated with the internalization of management to support the Company as a newly public company of $3.0 million, an increase of restricted-share based expense of $2.5 million, an increase of employee bonus compensation of $1.6 million, offset by the elimination of management fees of $2.8 million charged to the Company by affiliates. The increase also includes insurance related expenses of $0.6 million, general corporate office related expenses of $0.4 million and professional and administrative expenses of $2.4 million primarily comprised of audit fees of $0.9 million, board fees of $0.5 million, and consulting and other professional services of $0.5 million for the year ended December 31, 2020.
•Depreciation and Amortization. Depreciation and amortization expense increased by $4.9 million to $15.5 million for the year ended December 31, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $2.5 million and in-place lease depreciation expense of $2.4 million.
•Provisions for Impairment. Provisions for impairment decreased by $4.5 million to $2.7 million for the year ended December 31, 2020. Of the properties impaired during 2020, three were disposed of during the year and two were classified as held for sale as of December 31, 2020. Of the properties impaired during 2019, four were disposed of during the prior year and two were classified as held for sale as of December 31, 2019. These impairments and subsequent disposals relate to strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs increased by $2.7 million to $3.2 million for the year ended December 31, 2020. The increase in transaction costs includes costs incurred by the Company to facilitate the private and public offerings of common stock of $1.8 million and costs associated with abandoned acquisitions as well fees incurred for property acquisitions throughout the period of $0.9 million.

Interest Expense. Interest expense decreased by $6.2 million to $4.7 million for the year ended December 31, 2020. The decrease is primarily attributed to the decrease in the effective interest rate and total borrowings outstanding throughout the period as compared to the prior year.

Net Gain on Sales of Real Estate. Net gain on sales of real estate increased $0.6 million to $6.2 million for the year ended December 31, 2020. The table below summarizes the properties sold for the periods indicated (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Number of properties sold	15	—	30
Sales price, net of disposal cost	$48,065	$—	$77,616
Gain on sales of real estate, net	$6,213	$—	$5,646

Net Income (Loss). Net income increased $7.9 million to $0.1 million for the year ended December 31, 2020 from a net loss of $8.0 million for the prior year. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, and due to the decreases in impairment and interest expenses, offset by the impact of increases in depreciation and amortization expenses related to our growth, and to increases in general and administrative expenses and transaction costs, primarily the result of becoming a public company, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities (including the private offering and initial public offering) and borrowings under our Credit Facility. As of December 31, 2020, we had a $175.0 million Term Loan and no borrowings outstanding under our $250.0 million Revolver. We believe that the net proceeds of $227.3 million from our initial public offering plus both our cash flows from operations and available borrowing capacity will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Credit Facility

In December 2019, we entered into a Credit Facility consisting of (i) a $175.0 million senior secured Term Loan and (ii) a $250.0 million senior secured Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is administrative agent under the Credit Facility (the “Administrative Agent”).
The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension of up to one year. The Administrative Agent released the collateral in connection with the Company’s satisfaction of the Collateral Release Requirements in the fourth quarter of 2020, therefore interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio.
Prior to the collateral release, the Credit Facility was secured by a first priority perfected security interest in and lien on all existing and future equity interests of the Company’s direct and indirect subsidiaries of any Eligible Property (as defined in the Credit Facility) owned by the Company or any of the Company’s subsidiaries. The Credit Facility provided that the Administrative Agent has the option to release the collateral securing the Credit Facility upon delivery of satisfactory evidence from the Company that Collateral Release Requirements (as defined in the Credit Facility) have been met, which requirements include, among others, conditions related to the unencumbered asset value and asset diversification of the Company.

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Effective September 28, 2020, such derivatives were used to hedge the variable cash flows associated with the Term Loan.

Historical Cash Flow Information

Year Ended December 31, 2020 Compared with the Period from January 1 to December 22, 2019
To assist with the understanding of historical cash flows, we have discussed changes from our Predecessor's statement of cash flows data for the period ended December 22, 2019 to the year ended December 31, 2020. We believe this provides the most meaningful information despite the 2019 period having nine fewer days of cash flow activity than the 2020 period.

	Successor	Predecessor
	Year Ended December 31,	For the Period from January 1 to December 22,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$12,749	$5,989
Investing activities	(362,133)	75,934
Financing activities	272,708	(82,317)

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $6.8 million for the year ended December 31, 2020 compared to the period from January 1, 2019 to December 22, 2019. The increase was largely attributed to the increase in total number of properties as well as increases of $5.1 million in depreciation and amortization expense, $2.5 million in stock based compensation, $3.1 million in accounts payable, accrued expenses and other current liabilities, offset primarily by a decrease of $4.5 million in the provision for impairments.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $438.1 million for the year ended December 31, 2020 compared to the period ended from January 1, 2019 to December 22, 2019. The Company spent $408.6 million on the acquisition of real estate during the year ended December 31, 2020 compared to $1.2 million for the period from January 1, 2019 to December 22, 2019. Additionally, the Company sold 15 properties during the year ended December 31, 2020 for net proceeds of $48.1 million compared to 30 properties sold for the period from January 1, 2019 to December 22, 2019 for net proceeds of $77.6 million.
Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $355.0 million for the year ended December 31, 2020 compared to the period from January 1, 2019 to December 22, 2019. The increase is attributed to the private offering of common stock of $54.5 million and the initial public offering of $227.3 million which occurred during 2020. Additionally, the Company had no net borrowings or payments on debt during 2020 compared to net payments of $77.0 million for the period from January 1, 2019 to December 22, 2019.
Contractual Obligations and Commitments
As of December 31, 2020, we had one contractual obligation related to the maturity on our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024.
During 2020, the Company borrowed and repaid $50.0 million on our $250.0 million Revolver at a weighted average interest rate, exclusive of deferred financing costs, of 1.54% to fund specifically identified property acquisitions.
The following table provides information with respect to our commitments as of December 31, 2020 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$—	$175,000
Term Loan – Variable interest (1)	9,452	2,376	4,752	2,324
Unutilized borrowing fees on Revolver (2)	1,861	625	1,236	—
Total	$186,313	$3,001	$5,988	$177,324

1Effective September 28, 2020, the Company entered into an interest rate hedge to fix the total Company interest rate on the Company's Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of December 31, 2020 of 0.15%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.

2We are subject to a variable unutilized borrowing fee on the unused portion of our $250.0 million Revolver. As of December 31, 2020, we have no borrowings on our $250.0 million Revolver and incurred a fee at 0.25%. This reflects our projected unutilized borrowing fee as if the Revolver has no borrowing through the maturity date of December 23, 2023 at 0.25%.

Income Taxes

We elected to be treated and to qualify as a REIT for U.S. federal income tax purposes under the Code, commencing with our short taxable year ended December 31, 2019 upon the filing of our U.S. federal income tax return for such taxable year. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at the regular corporate tax rate. We believe that we are organized and have operated in a manner that has enabled us to qualify to be taxed as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate so as to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. We must declare and pay dividends to maintain our status as a REIT and we were required to declare and pay a dividend of $0.2 million relating to our 2019 fiscal period by December 31, 2020. Accordingly, we declared and paid dividends in the second half of 2020 which were inclusive of the $0.2 million obligation for 2019. See “Note 9 – Stockholders’ Equity, Partners’ Capital and Preferred Equity” of our consolidated financial statements.

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

Recent Accounting Pronouncements

A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in “Note 2 - Summary of Significant Accounting Policies” of our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in “Note 2 - Summary of Significant Accounting Policies” of our consolidated financial statements.

Real Estate Held for Investment

Real estate is recorded and stated at cost less any provision for impairment. Our Operating Partnership acquired our initial portfolio of 93 properties from our Predecessor and, as a result, was initially recorded at the fair value of the Operating Partnership’s ownership interest issued at the date of the Private Offering. For real property acquired from third parties, assets are recognized at fair value at acquisition date. For properties that we develop, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.

Purchase Price Allocation of Acquired Properties

We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

We allocate the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, buildings, site improvements and tenant improvements. Intangible assets include the value of in-place leases and above-market leases and intangible liabilities include below-market leases.

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, we consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Impairment of Long-Lived Assets

Fair value measurement of an asset occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. If indicators are present, we will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the real estate is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair market value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal.

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
The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Net income (loss)	$212	$42	$(8,072)
Depreciation and amortization of real estate	15,154	188	10,422
Provision for impairment	2,690	—	7,186
Gain on sale of real estate, net	(6,213)	—	(5,646)
FFO	11,843	230	3,890
Adjustments:
Gain on forfeited earnest money deposit	(250)	—	—
144A and IPO transaction costs (1)	2,170	—	450
Core FFO	13,763	230	4,340
Adjustments:
Straight-line rental revenue	(1,688)	(15)	1,037
Amortization of deferred financing costs	621	14	1,024
Amortization of above/below market lease intangibles	(504)	2	563
Non-cash compensation expense	2,452	—	—
AFFO	$14,644	$231	$6,964

1These expenses represent a subset of transaction costs as presented on the consolidated statements of operations and comprehensive income (loss).
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
The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Net income (loss)	$212	$42	$(8,072)
Depreciation and amortization of real estate	15,154	188	10,422
Amortization of above/below market lease intangibles	(504)	2	563
Non-real estate depreciation and amortization	305	7	—
Interest expense, net	4,741	173	10,712
EBITDA	19,908	412	13,625
Adjustments:
Provision for impairments	2,690	—	7,186
Gain on sale of real estate, net	(6,213)	—	(5,646)
EBITDAre	16,385	412	15,165
Adjustments:
Straight-line rental revenue	(1,688)	(15)	1,037
Gain on forfeited earnest money deposit	(250)	—	—
144A and IPO transaction costs (1)	2,170	—	450
Non-cash compensation expense	2,452	—	—
Adjusted EBITDAre	$19,069	$397	$16,652

1These expenses represent a subset of transaction costs as presented on the consolidated statements of operations and comprehensive income (loss).

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (loss) (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), depreciation and amortization, gains (or losses) on sales of depreciable property, transaction costs, gain from forfeited earnest money deposits and real estate impairment losses. We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease intangibles to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Net income (loss)	$212	$42	$(8,072)
General and administrative	11,340	49	3,555
Depreciation and amortization	15,459	195	10,422
Provisions for impairment	2,690	—	7,186
Transaction costs	3,169	2	535
Interest expense, net	4,741	173	10,712
Gain on sales of real estate, net	(6,213)	—	(5,646)
Gain on forfeited earnest money deposit	(250)	—	—
Other (income) expense, net	10	—	—
NOI	31,158	461	18,692
Straight-line rental revenue	(1,688)	(15)	1,037
Amortization of above/below market lease intangibles	(504)	2	563
Cash NOI	$28,966	$448	$20,292

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of December 31, 2020, we had total indebtedness of approximately $175.0 million, which is floating rate debt with a variable interest rate. Further, during 2020, we had average daily outstanding borrowings on our Revolver of $6.6 million.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15% as of December 31, 2020. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2020, which assumes a 1% adverse change in the interest rate as of December 31, 2020, the estimated market risk exposure for the Revolver was less than $0.1 million.

In July 2017, the Financial Conduct Authority, or FCA (the authority that regulates LIBOR), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as the preferred alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

As of December 31, 2020, the Company’s Term Loan and Revolver, which mature on December 23, 2024 and December 23, 2023, respectively, are indexed to LIBOR. The Company continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the transition to an alternative reference rate could be accelerated.

Off-Balance Sheet Arrangements
As of December 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NETSTREIT Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NETSTREIT Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2020 (successor), for the period from December 23, 2019 to December 31, 2019 (successor), and the period from January 1, 2019 to December 22, 2019 (predecessor), and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 (successor), for the period from December 23, 2019 to December 31, 2019 (successor), and the period from January 1, 2019 to December 22, 2019 (predecessor), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
March 4, 2021

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Real estate, at cost:
Land	$189,373	$83,996
Buildings and improvements	358,360	140,057
Total real estate, at cost	547,733	224,053
Less accumulated depreciation	(10,111)	(132)
Real estate held for investment, net	537,622	223,921
Assets held for sale	14,802	8,532
Cash, cash equivalents and restricted cash	92,643	169,319
Acquired lease intangible assets, net	75,024	28,846
Other assets, net	5,724	3,304
Total assets	$725,815	$433,922
Liabilities and equity
Liabilities:
Term loan, net	$174,105	$173,913
Lease intangible liabilities, net	16,930	4,672
Liabilities related to assets held for sale	399	189
Accounts payable, accrued expenses and other liabilities	6,308	2,716
Total liabilities	197,742	181,490
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 28,203,545 and 8,860,760 shares issued and outstanding as of December 31, 2020 and 2019, respectively	282	89
Additional paid-in capital	501,045	164,416
Retained (loss) earnings	(7,464)	28
Accumulated other comprehensive income	235	—
Total stockholders’ equity	494,098	164,533
Noncontrolling interests	33,975	87,899
Total equity	528,073	252,432
Total liabilities and equity	$725,815	$433,922

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Revenues
Rental revenue (including reimbursable)	$33,727	$513	$19,805
Operating expenses
Property	2,569	52	1,113
General and administrative	11,340	49	3,555
Depreciation and amortization	15,459	195	10,422
Provisions for impairment	2,690	—	7,186
Transaction costs	3,169	2	535
Total operating expenses	35,227	298	22,811
Other income (expense)
Interest expense, net	(4,741)	(173)	(10,712)
Gain on sales of real estate, net	6,213	—	5,646
Gain on forfeited earnest money deposit	250	—	—
Other income (expense), net	(10)	—	—
Total other income (expense), net	1,712	(173)	(5,066)
Net income (loss)	212	42	(8,072)
Net (loss) income attributable to noncontrolling interests	(518)	14	—
Preferred stock dividends and redemption premium	42	—	—
Net income (loss) attributable to common stockholders	$688	$28	$(8,072)
Amounts available to common stockholders per common share:
Basic	$0.04	$—	N/A
Diluted	$0.01	$—	N/A
Weighted average common shares outstanding:
Basic	17,322,182	8,860,760	N/A
Diluted	21,157,996	8,860,760	N/A
Other comprehensive income (loss):
Net income (loss)	$212	$42	$(8,072)
Change in unrealized gain on derivatives, net	253	—	55
Total comprehensive income (loss)	465	42	(8,017)
Comprehensive (loss) income attributable to noncontrolling interests	(500)	14	—
Comprehensive income (loss) attributable to common stockholders	$965	$28	$(8,017)

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity	Partners’ Capital	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$82,748	$—	$82,748
Partners’ contribution	—	—	—	—	—	—	—	—	537	—	537
Partners’ distribution	—	—	—	—	—	—	—	—	(5,711)	—	(5,711)
Net loss	—	—	—	—	—	—	—	—	(8,072)	—	(8,072)
Other comprehensive income	—	—	—	—	—	—	—	—	55	—	55
Balance at December 22, 2019	—	—	—	—	—	—	—	—	69,557	—	69,557
Proceeds received from Successor for assets of the Predecessor	—	—	—	—	—	—	—	—	(69,557)	—	(69,557)
Issuance of OP Units	—	—	—	—	—	—	—	—	—	87,885	87,885
Issuance of common stock	—	—	8,860,760	89	174,911	—	—	175,000	—	—	175,000
Offering and related costs	—	—	—	—	(10,495)	—	—	(10,495)	—	—	(10,495)
Net income	—	—	—	—	—	28	—	28	—	14	42
Balance at December 31, 2019	—	—	8,860,760	89	164,416	28	—	164,533	—	87,899	252,432
Issuance of preferred stock	125	125	—	—	—	—	—	125	—	—	125
Offering and related costs of preferred stock	—	(21)	—	—	—	—	—	(21)	—	—	(21)
Issuance of common stock in private offering	—	—	2,936,885	29	57,974	—	—	58,003	—	—	58,003
Offering and related costs of common stock	—	—	—	—	(3,444)	—	—	(3,444)	—	—	(3,444)
Dividends declared and paid on preferred stock	—	—	—	—	—	(8)	—	(8)	—	—	(8)
Issuance of common stock in initial public offering	—	—	13,681,561	136	246,132	—	—	246,268	—	—	246,268
Offering and related costs of common stock	—	—	—	—	(18,967)	—	—	(18,967)	—	—	(18,967)
Redemption of preferred stock upon initial public offering	(125)	(104)	—	—	—	(34)	—	(138)	—	—	(138)
Redemption of OP Units and issuance of common stock in initial public offering	—	—	255,268	3	5,027	—	—	5,030	—	(5,030)	—
Dividends and distributions declared on common stock and OP units	—	—	—	—	—	(8,057)	—	(8,057)	—	(777)	(8,834)
Dividends declared on restricted stock	—	—	—	—	—	(123)	—	(123)	—	—	(123)
OP Units converted to common stock	—	—	2,441,869	24	47,593	—	—	47,617	—	(47,617)	—
Vesting of restricted stock units	—	—	34,600	1	(1)	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(7,398)	—	(137)	—	—	(137)	—	—	(137)
Stock-based compensation	—	—	—	—	2,452	—	—	2,452	—	—	2,452
Other comprehensive income	—	—	—	—	—	—	235	235	—	18	253
Net income (loss)	—	—	—	—	—	730	—	730	—	(518)	212
Balance at December 31, 2020	—	$—	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$—	$33,975	$528,073
The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Cash flows from operating activities
Net income (loss)	$212	$42	$(8,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,459	195	10,422
Amortization of deferred financing costs	621	14	1,024
Amortization of above/below-market assumed debt	—	—	(13)
Noncash revenue adjustments	(2,192)	(13)	1,601
Stock-based compensation expense	2,452	—	—
Gain on sale of real estate, net	(6,213)	—	(5,646)
Gain on forfeited earnest money deposit	(250)	—	—
Provisions for impairment	2,690	—	7,186
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,511)	(681)	67
Accounts payable, accrued expenses and other liabilities	3,374	532	(580)
Lessee improvement obligations	(1,893)	—	—
Net cash provided by operating activities	12,749	89	5,989
Cash flows from investing activities
Acquisitions of assets of the Predecessor, net of cash acquired	—	(166,732)	—
Acquisitions of real estate	(408,584)	(1,112)	(1,232)
Real estate improvements	(2,033)	—	(450)
Earnest money deposits	466	—	—
Purchase of computer equipment	(51)	—	—
Proceeds from sale of real estate	48,069	—	77,616
Net cash (used in) provided by investing activities	(362,133)	(167,844)	75,934
Cash flows from financing activities
Issuance of common stock in initial public offering, net	227,301	—	—
Issuance of common stock in private offering, net	54,559	164,727	—
Issuance of preferred stock, net	104	—	—
Payment of preferred stock dividends	(8)	—	—
Payment of common stock dividends	(8,057)	—	—
Payment of OP unit distributions	(777)	—	—
Payment of restricted stock dividends	(10)	—	—
Redemption of preferred stock, net	(138)	—	—
Proceeds from term loans	—	175,000	708
Principal payments on term loans	—	—	(62,983)
Principal payments on mortgages payable	—	—	(14,756)
Proceeds under revolving credit facility	50,000	—	—
Repayments under revolving credit facility	(50,000)	—	—
Repurchase of common stock for tax withholding obligations	(137)	—	—
Deferred financing costs	(129)	(2,653)	(199)
Partners’ contributions	—	—	537
Partners’ distributions	—	—	(5,624)
Net cash provided by (used in) financing activities	272,708	337,074	(82,317)
Net change in cash and cash equivalents	(76,676)	169,319	(394)
Cash, cash equivalents and restricted cash at beginning of the period	169,319	—	1,950
Cash, cash equivalents and restricted cash at end of the period	$92,643	$169,319	$1,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,212	$—	$9,460
Supplemental disclosures of non-cash investing and financing activities:
OP units issued as consideration for the acquisition of the Predecessor	$—	$87,885	$—
Redemption of OP units and issuance of common stock upon initial public offering	$5,030	$—	$—
Reclassification of deferred offering expenses to additional paid-in capital upon initial public offering	$4,191	$—	$—
OP units converted into common stock	$47,617	$—	$—
Dividends declared and unpaid on restricted stock	$113	$—	$—
Cash flow hedge change in fair value	$253	$—	$—
Reclassification from construction in progress upon project completion	$1,954	$—	$—
Accrued construction and development costs	$375	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an "UPREIT") and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of December 31, 2020, the Company owned 203 properties, located in 38 states.

Private Offering and Formation Transactions

On December 23, 2019, the Company completed a series of transactions (collectively the “Private Offering”) pursuant to which the Company sold 8,860,760 shares of common stock at $19.75 per share in a private placement under Rule 144A and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the Private Offering, the Company completed the formation transactions described below. On January 30, 2020, the initial purchaser in the Private Offering exercised its over-allotment option to purchase 2,936,885 shares of the Company’s common stock, which were delivered on February 6, 2020. The Company contributed the net proceeds of $219.0 million from the Private Offering to the Operating Partnership in exchange for 11,797,645 Class A units of limited partnership of the Operating Partnership (“Class A OP Units”). Upon completion of the Private Offering and the over-allotment option, noncontrolling interest holders owned approximately 27.4% of the Operating Partnership (the Operating Partnership issued total Class A and Class B OP Units of 15,449,794 and 796,870, respectively).

Concurrently with the closing of the Private Offering, EverSTAR Income and Value Fund V, LP, a Delaware limited partnership (the “Predecessor”), was merged with and into the Operating Partnership, with the Operating Partnership surviving, and the continuing investors in the Operating Partnership receiving an aggregate of 3,652,149 Class A OP Units, other than the Chief Executive Officer of the Company, who received 8,884 Class B units of limited partnership of the Operating Partnership (“Class B OP Units”, and collectively with Class A OP Units, “OP Units”), and an affiliate of the Predecessor’s general partner, which received 287,234 Class B OP Units.

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

Series A Preferred Stock

To maintain the Company’s status as a REIT, on January 27, 2020, the Company issued and sold 125 shares of 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), for $1,000 per share to accredited investors pursuant to Regulation D under the Securities Act. The shares of Series A Preferred Stock may be redeemed solely at the Company’s option for consideration equal to $1,000 per share, plus accrued and unpaid dividends thereon to and including the date fixed for redemption, plus a redemption premium as follows (i) until December 31, 2021, $100 and (ii) thereafter, no redemption premium. The Company redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of the initial public offering. See “Note 9 - Stockholders’ Equity, Partners’ Capital and Preferred Equity.”

Initial Public Offering

On August 17, 2020, the Company completed the initial public offering of its common stock. The Company sold 12,244,732 shares of common stock and selling stockholders sold 255,268 shares of common stock at a price of $18.00 per share. The Company's common stock began trading on the New York Stock Exchange under the symbol “NTST” on August 13, 2020. On September 16, 2020, the Company issued an additional 1,436,829 shares of its common stock pursuant to the underwriters' over-allotment option in connection with the Company's initial public offering. The net proceeds to the Company from the initial public offering was $227.3 million, which is net of transaction costs and underwriter fees of $18.9 million. The Company contributed the net proceeds of the initial public offering and related over-allotment option to the Operating Partnership in exchange for 13,681,561 Class A OP Units. In addition, an equivalent number of Class A OP Units were issued for the 255,268 shares sold by selling stockholders.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests.

For the periods prior to December 23, 2019, the accompanying consolidated financial statements represent the historical financial information of the Predecessor.

For the periods after December 23, 2019, the accompanying consolidated financial statements represent the historical financial information of the Successor. As a result of the Company’s formation transactions, the consolidated financial statements after December 23, 2019 are presented on a new basis of accounting pursuant to Accounting Standards Codification 805, Business Combinations.

Noncontrolling Interests

The Company presents noncontrolling interests, which represents OP Units, and classifies such interests as a component of permanent equity, separate from the Company's stockholders’ equity. Noncontrolling interests were created as part of an asset acquisition and recognized at fair value as of the date of the transaction. Effective with the Company’s initial public offering, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the redemption, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of the Company’s common stock. The election to pay cash or issue common stock is solely within the control of the Company to satisfy a noncontrolling interest holder's redemption request.

Net income or loss of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests' ownership percentages in the Operating Partnership. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding at the balance sheet date.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform with current period presentation. Transactions costs within the consolidated financial statements were previously included within the caption “general and administrative” and real estate improvements within the consolidated statements of cash flows were previously included within the caption “acquisitions of real estate.”

Risk and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization announced a new strain of coronavirus (“COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease. COVID-19 and the measures taken to limit its spread are negatively impacting the economy across many industries, including industries in which our tenants operate. The impacts may continue and increase in severity as the duration of the pandemic lengthens. As a result, the Company is not yet able to determine the full impact of COVID-19 on its operations and therefore whether any such impact will be material. During 2020, we provided rent deferral and rent abatement to 12 and 15 of our properties, respectively, representing 0.5%, and 1.7% of annualized base rent as of December 31, 2020, respectively. All tenants with rent relief agreements in place paid in accordance with the terms of their new lease agreements, and as of year end, the Company had collected 100.0% of all 2020 contractual rent payments. The Company has not provided for any abatements or deferrals after August 1, 2020. Accordingly, the Company’s operations and cash flows for the year ended December 31, 2020 were not materially impacted by COVID-19.

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

Real Estate Held for Investment

Real estate is recorded and stated at cost less any provision for impairment. Assets are recognized at fair value at acquisition date. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.

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

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-

place leases, including leasing commissions, legal and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. Based on these inputs for measuring and allocating the fair value of real estate acquisitions, the Company utilizes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820).

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

Total depreciation and amortization expense was $15.5 million, $0.2 million and $10.4 million for the year ended December 31, 2020 and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

Depreciation expense on real estate held for investment and computer equipment was $10.7 million, $0.1 million and $8.4 million for the year ended December 31, 2020 and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets, and leasing commission costs were $4.8 million, $0.1 million and $2.0 million for the year ended December 31, 2020 and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

Repairs and maintenance are charged to operations as incurred; major renewals and betterments that extend the useful life or improve the operating capacity of the asset are capitalized. Upon the sale or disposition of a property, the asset and the related accumulated depreciation are removed from the consolidated balance sheets with the difference between the proceeds received, net of sales costs, and the carrying value of the asset group recorded as a gain or loss on sale, subject to impairment considerations.

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the year or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of December 31, 2020 and 2019 , there were three and two properties, respectively, classified as held for sale.

Impairment of Long-Lived Assets

Fair value measurement of an asset occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the real estate is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under ASC Topic 820.

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Total provision for impairment	$2,690	$—	$7,186
Number of properties: (1)
Classified as held for sale	5	—	2
Disposed within the period	3	—	4

1Includes the number of properties that were impaired and classified as held for sale or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. The Company had $14.8 million of restricted cash as of December 31, 2020, which was included in cash, cash equivalents, and restricted cash on the consolidated balance sheets. The Company did not have restricted cash as of December 31, 2019.

The Company’s bank balances as of December 31, 2020 and 2019 included certain amounts over the Federal Deposit Insurance Corporation limits.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which was added to the ASC under Topic 606 (“ASC 606”) (“ASU 2014-09”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. As the Company’s revenues are primarily generated through leasing arrangements, and the Company has elected the lessor practical expedient to report income on one line within its consolidated statements of operations and comprehensive income (loss) from the associated lease for all existing and new leases under ASU 2016-02, “Leases (ASC 842)”, the Company’s revenues fall outside the scope of this standard.

An allowance for doubtful accounts is provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specific disputed amounts. Such allowances are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

Stock-Based Compensation

The Company has a share-based compensation award program for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Transaction Costs

Transaction costs represent costs incurred by the Company to facilitate the private offering and formation transactions and the initial public offering in addition to costs associated with abandoned acquisitions and other acquisition related activity. Offering costs were $2.2 million and $0.5 million for the year ended December 31, 2020 and for the period from January 1, 2019 to December 22, 2019, respectively. There were no such costs incurred for the period from December 23, 2019 to December 31, 2019. Acquisition related expenses were $1.0 million and less than $0.1 million for the year ended December 31, 2020 and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019 upon the filing of its U.S. federal income tax return for such taxable year. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. To maintain the status of a REIT, the Company is required to declare and pay a dividend of $0.2 million relating to its 2019 fiscal period by December 31, 2020. Accordingly, the Company declared and paid dividends in the second half of 2020 which were inclusive of the $0.2 million obligation for 2019. See “Note 9 – Stockholders’ Equity, Partners’ Capital and Preferred Equity.”

The Company made a joint election with NETSTREIT TRS for it to be treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

As of December 31, 2020 and 2019, the Company had no provision for state, local or federal income taxes in its consolidated financial statements.

Earnings Per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings per Share. Basic earnings per share (“EPS”) is computed by dividing net income (loss) allocated to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income (loss) allocated to common stockholders represents net income (loss) less income allocated to participating securities and noncontrolling interests. None of the Company’s equity awards are participating securities.

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

The Company uses the following inputs in its fair value measurements:

–Level 2 inputs for its debt and derivative financial instrument fair value disclosures. See “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments,” respectively; and

–Level 2 and Level 3 inputs when assessing the fair value of assets and liabilities in connection with real estate acquisitions and impairment. See “Note 4 - Acquisition and Disposition of Real Estate.”

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized during the year ended December 31, 2020 and 2019 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk with respect to cash held at various financial institutions, access to its Credit Facility, and amounts due or payable under derivative contracts. The credit risk exposure with regard to the Company’s cash, credit facilities, and derivative instruments is spread among a diversified group of investment grade financial institutions.

During 2020, the Company’s rental revenues were derived from 63 separate tenants leasing 219 total properties. During this period there were no tenants with rental revenue that exceeded 10% of rental revenue.

During 2019, the Company and the Predecessor’s rental revenues were derived from 48 separate tenants leasing 123 total properties. During this period, one tenant, CVS, accounted for 12.6% of rental revenue.

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

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC 606)" ("ASU 2014-09") ("Topic 606"), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" ("ASU 2015-14"), Topic 606 is effective for fiscal years beginning after December 15, 2018. The Predecessor adopted Topic 606 on January 1, 2019, but as the primary revenue stream stems from leasing arrangements and tenant reimbursements, these fall outside the scope of ASC 606. The Company and its Predecessor did not have non-rental related revenue that would need to be considered for ASC 606 assessment.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which replaces the existing guidance in Topic 840, "Leases" ("ASC 842"). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Predecessor adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition method. The Predecessor elected to recast prior-period comparative information to aggregate prior period tenant reimbursement revenue within rental revenue to conform with the current period presentation within the consolidated statements of operations and comprehensive income (loss). The Predecessor elected the package of practical expedients available under ASC 842, but did not elect the hindsight practical expedient, thereby not requiring the Predecessor to reassess the lease classification for existing contracts. Accordingly, the Predecessor's leases continue to be classified as operating leases as of January 1, 2019. The Predecessor did not make any adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and other transition practical expedients elected by the Predecessor.

In April 2020, the FASB issued a question and answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. Entities can elect to not evaluate whether certain concessions provided by lessors to mitigate the effects of COVID-19 on lessees are lease modifications. Entities that make this election can then elect to apply the lease modification guidance in ASC 842 or account for the concession as if it were contemplated as part of the existing contract. On April 1, 2020, the Company adopted this guidance and determined that it has not materially impacted the Company's consolidated financial statements. For all leases when the Company is a lessor, the Company elected to not evaluate whether certain concessions that do not result in a substantial increase in the Company’s rights as the lessor or the obligations of the lessee provided to mitigate the effects of COVID-19 on tenants are lease modifications, further electing to account for the concession as if it were contemplated as part of the existing contract.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. On January 1, 2020, the Company adopted ASU 2016-13. The adoption of this standard has not materially impacted the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This new guidance modified the disclosure requirements on fair value measurements. Public entities are required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. On January 1, 2020, the Company adopted ASU 2018-13. The adoption of this standard has not materially impacted the Company's consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. On January 1, 2020, the Company adopted ASU 2018-17. The adoption of this standard has not materially impacted the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 “Topic 848: Reference Rate Reform.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. On July 1, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company determined these elections have not materially impacted the Company's consolidated financial statements. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Recent Accounting Pronouncements Issued But Not Yet Adopted

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of December 31, 2020, the Company owned 203 single-tenant retail net leased properties spanning 38 states, with tenants representing 56 different brands or concepts across 23 retail sectors. As of December 31, 2020, the remaining terms of leases range from 2-34 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term.

On January 1, 2019, the Predecessor adopted the new accounting guidance in Accounting Standards Codification ("ASC") Topic 842, Leases, including all related ASUs. The Predecessor elected to use the alternative modified retrospective transition method provided in ASU 2018-11 (the "effective date method"). Under this method, the effective date of January 1, 2019 is the date of initial application. In connection with the adoption of Topic 842, the Predecessor elected a package of practical expedients, transition options, and accounting policy elections as follows:

•Package of practical expedients is applied to all leases, allowing the Predecessor not to reassess (i) whether expired or existing contracts contain leases under the new definition of a lease, (ii) lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842;

•For land easements, the Predecessor elected not to assess at transition whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the previous lease accounting standard (Topic 840);

•Lessor separation and allocation practical expedient — The Predecessor as lessor, to aggregate non-lease components with the related lease component if certain conditions are met, and account for the combined component based on its predominant characteristic, which generally results in combining lease and non-lease components of its tenant lease contracts to a single line shown as rental revenue in the accompanying consolidated statements of operations and comprehensive income (loss); and

•The Predecessor made an accounting policy election to continue to exclude, from contract consideration, sales tax (and similar taxes) collected from lessees.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the consolidated statements of operations and comprehensive income (loss). Effective January 1, 2019, with the adoption of ASC 842, rental revenues are presented net of provision for doubtful accounts.

Fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent and straight-line lease adjustments.

Variable lease income includes the following main items in the lease contracts:

•Recoveries from tenants represents amounts which tenants are contractually obligated to reimburse the Company for the tenants' portion of actual recoverable costs incurred.

•Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Rental revenue
Fixed lease income (1)	$31,097	$446	$19,350
Variable lease income (2)	2,126	69	1,241
Other rental revenue:
Above/below market lease amortization	504	(2)	(564)
Uncollectible amounts in lease income	—	—	(222)
Rental revenue (including reimbursables)	$33,727	$513	$19,805

1Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
2Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, lease termination fees, and the write-off of doubtful accounts. There were no write-offs of doubtful accounts during 2020. During 2019 there were $0.2 million of write-offs of doubtful accounts.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2020 are as follows (in thousands):

Future Minimum Base Rental Receipts
2021	$40,796
2022	40,891
2023	40,803
2024	40,806
2025	40,700
Thereafter	236,950
$440,946

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index ("CPI") or other stipulated reference rate.

Note 4 – Acquisition and Disposition of Real Estate

Acquisitions

During the year ended December 31, 2020, the Company acquired 124 properties for a total purchase price of $408.6 million, inclusive of $4.7 million of capitalized acquisition costs.

For the period from December 23, 2019 to December 31, 2019, the Company acquired one property for a total purchase price of $1.1 million, inclusive of less than $0.1 million of capitalized acquisition costs.

For the period from January 1, 2019 to December 22, 2019, the Company acquired one property for a total purchase price of $1.2 million, inclusive of less than $0.1 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Land	$124,998	$252	$80
Buildings	205,157	745	728
Site improvements	27,571	50	192
Tenant improvements	7,066	—	78
In-place lease intangible assets	53,743	98	154
Above-market lease intangible assets	5,673	—	—
Construction-in-progress assets	270	—	—
Fuel equipment	156	—	—
	424,634	1,145	1,232
Liabilities assumed			—
Below-market lease intangible liabilities	(14,157)	(33)	—
Accounts payable, accrued expense and other liabilities	(1,893)	—	—
Purchase price (including acquisition costs)	$408,584	$1,112	$1,232

On December 23, 2019, the Company contributed the proceeds of the Private Offering to the Operating Partnership, and the Operating Partnership acquired the Predecessor for a combination of OP Units and $256.3 million in cash. The Operating Partnership issued 8,860,760 Class A OP Units to the Company for its contribution and 4,449,019 OP Units (3,652,149 Class A and 796,870 Class B) to the Predecessor's owners for the acquisition. The acquisition was accounted for as an asset acquisition and included $0.5 million of acquisition fees incurred in connection with the acquisition. An allocation of the purchase price and acquisition costs paid for the completed acquisition is as follows (in thousands):

December 23, 2019
Land	$83,744
Buildings	125,140
Site improvements	8,152
Tenant improvements	5,969
In-place lease intangible assets	20,665
Above-market lease intangible assets	7,286
Properties held for sale	8,343
Other assets	3,486
262,785
Liabilities assumed
Below-market lease intangible liabilities	(4,649)
Other liabilities	(1,851)
Purchase price (including acquisition costs)	$256,285

Dispositions

During the year ended December 31, 2020, the Company sold 15 properties for a total sales price, net of disposal costs, of $48.1 million, recognizing a gain on sale of $6.2 million.

For the period from December 23, 2019 to December 31, 2019, the Company had no dispositions.

For the period from January 1, 2019 to December 22, 2019, the Company sold 30 properties for a total sales price, net of disposal costs, of $77.6 million, recognizing a gain on sale of $5.6 million.

During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit which, upon the third-party’s failure to perform under the purchase and sale agreement in the first quarter of 2020, was recognized as a gain.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$69,470	$(4,146)	$65,324	$20,763	$(56)	$20,707
Above-market leases	9,607	(481)	9,126	7,286	(13)	7,273
Assembled workforce	873	(299)	574	873	(7)	866
Total Intangible assets	$79,950	$(4,926)	$75,024	$28,922	$(76)	$28,846

Liabilities:
Below-market leases	$17,951	$(1,021)	$16,930	$4,682	$(10)	$4,672

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2020 and 2019 by category and in total, were as follows:

	Years Remaining
	December 31,
	2020	2019
In-place leases	11.1	10.5
Above-market leases	12.6	15.3
Below-market leases	13.4	13.2
Assembled workforce	2.0	3.0

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles to rental revenue. The following amounts in the accompanying consolidated statements of operations and comprehensive income (loss) related to the amortization of intangibles assets and liabilities for all property and ground leases (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2020	2019
Amortization:
Amortization of in-place leases	$4,437	$56	$2,032
Amortization of assembled workforce	292	7	—
	$4,729	$63	$2,032

Net adjustment to rental revenue:
Above-market lease assets	(560)	(13)	(966)
Below-market lease liabilities	1,064	11	403
	$504	$(2)	$(563)
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market and below-market lease intangibles to rental revenue as of December 31, 2020, for the next five years and thereafter (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
In-place leases	$6,839	$6,839	$6,808	$6,719	$6,572	$31,547	$65,324
Assembled workforce	291	283	—	—	—	—	574
Amortization expense	$7,130	$7,122	$6,808	$6,719	$6,572	$31,547	$65,898
Above-market lease assets	$(774)	$(774)	$(774)	$(769)	$(768)	$(5,267)	$(9,126)
Below-market lease liabilities	1,472	1,472	1,464	1,450	1,439	9,633	16,930
Net adjustment to rental revenue	$698	$698	$690	$681	$671	$4,366	$7,804

Note 6 – Debt

Debt consists of the following (in thousands):

	December 31,
	2020	2019
Term loan:
Term Loan (due December 23, 2024)	$175,000	$175,000
Less: Unamortized discount and debt issuance costs	(895)	(1,087)
	$174,105	$173,913
Successor Credit Facility

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

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Administrative Agent released the collateral in connection with the Company’s satisfaction of the Collateral Release Requirements in the fourth quarter of 2020, therefore interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

Prior to the collateral release, the Credit Facility was secured by a first priority perfected security interest in and lien on all existing and future equity interests of the Company’s direct and indirect subsidiaries of any Eligible Property (as defined in the Credit Facility) owned by the Company or any of the Company’s subsidiaries. The Credit Facility also provided that the Administrative Agent has the option to release the collateral securing the Credit Facility upon delivery of satisfactory evidence from the Company that Collateral Release Requirements (as defined in the Credit Facility) have been met, which requirements include, among others, conditions related to the unencumbered asset value and asset diversification of the Company.

For so long as the Credit Facility was secured, which was through the period ended September 30, 2020, the interest rates under the Credit Facility were based on the Company’s consolidated total leverage ratio, and were determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.25% to 2.25%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.25% to 1.25%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.35% to 2.30%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.35% to 1.30%, based on the Company’s consolidated total leverage ratio.

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

During the second quarter of 2020, the Company entered into an amendment to the Credit Facility to amend and redefine its debt covenant calculations. The Company incurred and capitalized less than $0.1 million of financing costs relating to this amendment, which has been pro-rated to the Term Loan and Revolver based on their respective borrowing capacities.

On December 23, 2019, in connection with the acquisition of the Predecessor, the Company fully drew down on its Term Loan and used the proceeds to acquire the Predecessor who then concurrently settled its outstanding debt facilities of $168.3 million, including incremental legal and tax costs of $0.4 million, excluding unamortized deferred financing costs of $0.5 million. As part of the acquisition, the Company did not assume any obligation under the Predecessor's then outstanding debt facilities. Settlement of the Predecessor's debt was contingent upon the consummation of the Private Offering. In the Successor's consolidated statement of cash flows the consideration paid to settle the Predecessor's debt is included in acquisitions of assets of the Predecessor. The residual amount of $4.3 million was held in cash, cash equivalents and restricted cash on December 31, 2019 on the Successor's consolidated balance sheet.

Deferred financing costs are being amortized over the remaining terms of each respective loan. Term Loan deferred financing costs of $1.1 million, of which $0.9 million and $1.1 million is unamortized as of December 31, 2020 and 2019, respectively, is included within term loan, net on the consolidated balance sheets. Revolver deferred financing costs of $1.6 million, of which $1.2 million and $1.6 million is unamortized as of December 31, 2020 and 2019, respectively, is included within other assets, net on the consolidated balance sheets.

Total deferred financing costs amortized on the Term Loan and Revolver were $0.6 million and less than $0.1 million for the year ended December 31, 2020 and for the period from December 23, 2019 to December 31, 2019, respectively. This is included in interest expense on the Company’s consolidated statements of operations and comprehensive income (loss).

As of December 31, 2020, and 2019, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs, of 1.97% and 3.28%, respectively, which as of September 28, 2020, is inclusive of the interest rate hedge as described in “Note 7 - Derivative Financial Instruments.”

The Company incurred interest expense in connection with the Term Loan for the year ended December 31, 2020 and for the period from December 23, 2019 to December 31, 2019 of $3.5 million and $0.2 million, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company assessed that the carrying value materially approximated the estimated fair value of the Term Loan as of December 31, 2020 and 2019.

During 2020, the Company incurred interest expense, exclusive of facility fees for unused capacity, on borrowings under the Revolver of $0.1 million, with a weighted average interest rate, exclusive of amortization of deferred financing costs, of 1.54%. As of December 31, 2020 and 2019, the Company had no borrowings under the Revolver. The Company also incurred interest expense in connection with unused capacity for the year ended December 31, 2020 and for the period from December 23, 2019 to December 31, 2019 of $0.6 million and less than $0.1 million, respectively.

The Company was in compliance with all of its debt covenants as of December 31, 2020 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan are due on December 23, 2024.

Predecessor Credit Facility and Mortgages Payable

The Predecessor had a syndicated credit facility (the "Predecessor Credit Facility") with Bank of America, N.A., acting as the administrative agent, wherein the Predecessor borrowed funds to acquire its properties. The Predecessor Credit Facility was secured by a first lien on the Predecessor's portfolio of properties. As amended, the Predecessor Credit Facility consisted of legacy term loans and a $30 million accordion available on or before November 22, 2019. The Predecessor Credit Facility provided for total borrowings of up to $289.8 million subject to the approval of the lenders. The Predecessor Credit Facility provided for interest only payments through June 4, 2019 and amortized over 30-years thereafter (with interest rates based on LIBOR plus 2.4% to 2.5%). The Predecessor Credit Facility was repaid in full on December 23, 2019.

The Predecessor refinanced three properties in 2017 with a $3.3 million term loan with LegacyTexas Bank, secured by a first lien on the properties. The loan was interest only and interest was based on LIBOR plus 3.75%. The loan was repaid in full on December 23, 2019.

The Predecessor assumed five term loans in an acquisition of five properties during 2018 with a principal amount of $14.1 million with Wells Fargo. The loans were fully amortized, and interest was fixed at 5.773%. The loans were repaid in full on December 23, 2019.

In accordance with the terms of the Predecessor's credit facilities, the Predecessor was required to meet certain restrictive financial covenants which, among other things, required the Predecessor to maintain certain (i) leverage, (ii) debt service coverage and (iii) liquidity ratios.

Total deferred financing costs amortized on the Predecessor’s credit facilities was $1.0 million for the period from January 1, 2019 to December 22, 2019. This is included in interest expense on the consolidated statement of operations and comprehensive income (loss).

The Predecessor incurred interest expense of $9.3 million in connection with its borrowings for the period from January 1, 2019 to December 22, 2019.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest rate swaps	4	—	$175,000	$—

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and December 31, 2019 (in thousands):

	Derivative Assets			Derivative Liabilities
		Fair Value as of December 31,			Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2020	2019	Balance Sheet Location	2020	2019
Interest rate swaps	Other assets, net	$253	$—	Accounts payable, accrued expenses and other liabilities	$—	$—

The following table presents the effect of the Company's interest rate swaps on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020 and 2019 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Products	$227	$55	Interest expense, net	$(26)	$55

The Company did not exclude any amounts from the assessment of hedge effectiveness for the year ended December 31, 2020 and 2019. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2020
Derivative assets	$—	$253	$—	$253

There were no derivative assets or liabilities as of December 31, 2019.

Note 8 – Supplemental Detail for Certain Components of the Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	December 31,
	2020	2019
Earnest money deposits	$634	$1,100
Deferred financing costs, net	1,198	1,552
Accounts receivable, net	1,489	625
Deferred rent receivable	1,407	15
Other assets	996	12
	$5,724	$3,304

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	December 31,
	2020	2019
Accrued expenses	$2,035	$438
Accrued bonus	1,561	—
Prepaid rent	1,551	607
Accounts payable	916	1,165
Other liabilities	245	506
	$6,308	$2,716

Note 9 – Stockholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

Total net proceeds to the Company from the Company's initial public offering in August 2020 were $227.3 million which is net of underwriting discounts and offering costs of $18.9 million. The initial public offering resulted in the issuance of 13,681,561 shares of common stock.

The Company's initial public offering also resulted in the noncontrolling interest conversion of 255,268 of operating partnership units into common stock.

During the year ended December 31, 2020, portions of restricted stock unit awards granted to certain of the Company’s officers and directors vested. The vesting of these awards, granted pursuant to the Omnibus Incentive Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers elected to surrender approximately seven thousand shares of common stock valued at $0.1 million, solely to pay the associated statutory tax withholding during the year ended December 31, 2020. The surrendered shares are included in repurchase of shares of common stock on the consolidated statements of cash flows.

Total net proceeds to the Company from the Company's Private Offering in December 2019 and January 2020 were $219.0 million which is net of initial purchaser’s discount and placement fees of $13.9 million. The Private Offering resulted in the issuance of 11,797,645 shares of common stock.

Preferred Equity

To maintain the Company’s status as a REIT, on January 27, 2020, the Company issued and sold 125 shares of 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share, for $1,000 per share to accredited investors pursuant to Regulation D under the Securities Act. The shares of Series A Preferred Stock may be redeemed solely at the Company’s option for consideration equal to $1,000 per share, plus accrued and unpaid dividends thereon to and including the date fixed for redemption, plus a redemption premium as follows (i) until December 31, 2021, $100 and (ii) thereafter, no redemption premium.

In May 2020, the Company declared a preferred dividend of $51.33 per share of Series A Preferred Stock to holders of record as of June 15, 2020. The preferred dividend was settled in cash on June 30, 2020.

The Company redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of the initial public offering in August 2020 for approximately $0.1 million, which included the payment of accrued dividends for the period from July 1, 2020 to August 18, 2020 and a redemption premium of $100 per share. As of December 31, 2020, there are no shares of preferred stock outstanding.

Dividends

During the year ended December 31, 2020, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
August 18, 2020	$0.10	September 15, 2020	$2,430	September 25, 2020
October 27, 2020	0.20	December 1, 2020	5,627	December 15, 2020
	$0.30		$8,057

The holders of OP Units are entitled to an equal distribution per Class A and B OP Unit held as of each record date. Accordingly, the Operating Partnership paid distributions of $0.4 million and $0.4 million to holders of OP Units as of September 25, 2020 and December 15, 2020, respectively.

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Company’s common stock distributions paid on a percentage basis for the year ended December 31, 2020.

Successor
Year Ended December 31,
2020
Ordinary dividends	2.6%
Nondividend distributions	97.4%
Total	100.0%

Inclusive of the $2.4 million common stock dividend paid on September 25, 2020, was $0.2 million of dividends paid relating to the Company’s 2019 fiscal period.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2020 and 2019, noncontrolling interest represented 5.8% and 33.4%, respectively. During the year ended December 31, 2020, OP Unit holders converted 2,441,869 OP Units into shares of common stock on a one-for-one basis.

Effective with the Company's initial public offering, 13,681,561 OP Units were issued to the Company in exchange for $227.3 million and 255,268 of OP Unit holders converted their units into common stock of the Company.

Effective with the Company’s Private Offering, the Company contributed $219.0 million of the Private Offering proceeds to the Operating Partnership, and the Operating Partnership acquired the Predecessor for a combination of OP Units and cash. The Operating Partnership issued 11,797,645 Class A OP Units to the Company for its contribution and 4,449,019 OP Units (3,652,149 Class A and 796,870 Class B) to the Predecessor's owners for the acquisition. Class A OP Units and Class B OP Units have identical rights and preferences, except that the Class A OP Units will, and the Class B OP Units will not, be entitled to receive the special stock dividend, if applicable.

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

As of December 31, 2020, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense on our consolidated statements of operations and comprehensive income (loss) was $2.5 million for the year ended December 31, 2020. No stock-based compensation expense was recognized in 2019.

Performance-Based Restricted Stock Units

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

The following table summarizes performance and service based restricted stock unit activity for the period ended December 31, 2020 and 2019:

	2020		2019
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding, beginning of year	168,353	$19.75	—	$—
Granted during the period	85,441	19.75	168,353	19.75
Forfeited during the period	(11,391)	19.75	—	—
Vested during the period	(34,600)	19.75	—	—
Unvested restricted stock grants outstanding, end of year	207,803	$19.75	168,353	$19.75

For the year ended December 31, 2020, the Company recognized $2.2 million in stock-based compensation expense associated with performance-based restricted stock units. No stock-based compensation expense was recognized in 2019. As of December 31, 2020, the remaining unamortized stock-based compensation expense totaled $2.6 million which is expected to be recognized over a weighted average period of 2.6 years. These units are subject to graded vesting and amortization is recognized ratably over the requisite service period for each vesting tranche in the award.

The weighted average grant date fair value of unvested restricted units is calculated as the per share price determined in the Private Offering.

Service-Based Restricted Stock Units

Pursuant to the Omnibus Incentive Plan, the Company made service-based restricted stock unit grants to certain employees and non-employee directors in August 2020. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next three to five years.

The following table summarizes service based restricted stock unit activity for the period ended December 31, 2020:

	2020
	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding, beginning of year	—	$—
Granted during the period	169,793	18.00
Forfeited during the period	—	—
Vested during the period	—	—
Unvested restricted stock grants outstanding, end of year	169,793	$18.00

For the year ended December 31, 2020, the Company recognized $0.2 million in stock-based compensation expense associated with service-based restricted stock units. No stock-based compensation expense was recognized in 2019. As of December 31, 2020, the remaining unamortized stock-based compensation expense totaled $2.8 million which is expected to be recognized over a weighted average period of 4.6 years. Amortization is recognized on a straight-line basis over the total requisite service period for the entire award.

The weighted average grant date fair value of service based unvested restricted units is calculated as the per share price determined in the initial public offering.

Note 11 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units and using the if-converted method to determine the potential dilutive effect of the Company’s Class A and B OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the year ended December 31, 2020 and for the period from December 23, 2019 to December 31, 2019. Net income per share information is not applicable for the reporting periods prior to December 23, 2019.

	Successor
	Year Ended December 31,	For the Period from December 23 to December 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Net income	$212	$42
Net loss (income) attributable to noncontrolling interest	518	(14)
Cumulative preferred stock dividends and redemption premium	(42)	—
Net income attributable to common shares, basic	688	28
Net loss (income) attributable to noncontrolling interest	518	(14)
Net income attributable to common shares, diluted	$170	$42

Denominator:
Weighted average common shares outstanding, basic	17,322,182	8,860,760
Effect of dilutive shares for diluted net income per common share:
OP Units	3,807,022	—
Unvested RSUs	28,792	—
Weighted average common shares outstanding, diluted	21,157,996	8,860,760

Net income available to common stockholders per common share, basic	$0.04	$—
Net income available to common stockholders per common share, diluted	$0.01	$—

As of December 31, 2020 and 2019, there were 1,751,882 and 4,449,019 of OP Units outstanding, respectively.

Subsequent to December 31, 2020, 182,418 of OP Units converted into shares of common stock on a one-for-one basis.

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

Environmental Matters

The Company is subject to environmental regulations related to the ownership of real estate. The cost of complying with the environmental regulations was not material to the Company or Predecessor’s results of operations for any of the periods presented. The Company is not aware of any environmental condition on any of its properties that is likely to have a material adverse effect on the consolidated financial statements when the fair value of such liability can be reasonably estimated and is required to be recognized.

Commitments

As of December 31, 2020, the Company did not have any commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Successor Transactions

Effective with the Private Offering and commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow. Under the facilities agreement, the Company shares in office rent and office related expenses primarily based on employee headcount. For the year ended December 31, 2020 and 2019, the Company incurred $0.2 million and less than $0.1 million, respectively, in related expenses.

Predecessor transactions

The Predecessor’s fees paid and accrued to the benefit of related parties for the for the period from January 1, 2019 to December 22, 2019 are as follows (amounts in thousands):

		Predecessor
Entity	Transaction Type	For the Period from January 1 to December 22,
EverSTAR IVF V GP, LLC	Asset management fees	$2,767
EBA EverSTAR, LLC	Disposition fees	909
EBA EverSTAR, LLC	Acquisition fees	18

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to December 31, 2020 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Real Estate Investment Activity

The Company acquired eight properties for a total purchase price, including transaction costs, of $17.4 million. Additionally, on February 8, 2021, the Company invested $1.3 million in a development project in Yuma, Arizona. The Company’s total investment is expected to be $4.4 million with the sole tenant in the property commencing lease payments in 2022.

OP Unit Conversions to Common Stock

There were 182,418 OP Units that converted into shares of common stock on a one-for-one basis subsequent to December 31, 2020.

Common Stock Dividend

On March 3, 2021, the Company's Board of Directors declared a cash dividend of $0.20 per share for the first quarter of 2021. The dividend will be paid on March 30, 2021 to stockholders of record on March 15, 2021.

Alignment of Interest Program

On March 3, 2021, pursuant to the Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted the Alignment of Interest Program (the “Program”). The Program allows individuals who are eligible to receive awards under the Omnibus Incentive Plan, as selected by the Committee from time to time, to elect to receive restricted stock units (“RSUs”) under the Omnibus Plan in lieu of a specified percentage of cash compensation. For 2020, eligible participants elected to receive an aggregate of $0.7 million in the form of RSUs in lieu of cash compensation. The number of RSUs will be determined on March 8, 2021, the second business day following the release of the Company’s fourth quarter earnings. Awarded RSUs will vest over three years, in substantially equal annual installments, generally subject to continued provision of services.

2021 Restricted Stock Unit Grants

On March 3, 2021, pursuant to the Omnibus Incentive Plan, the Company made performance and service-based restricted stock unit grants to certain employees. The Company issued an aggregate of $4.0 million of RSUs of which 60% will be earned over a service period of three years and be based on the Company’s total shareholder return (“TSR”) as compared to the TSR of 33 peer companies and total absolute TSR over the cumulative three year period. The remaining 40% of the award will vest over a period of three years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the vesting date. The number of RSUs will be determined on March 8, 2021, the second business day following the release of the Company’s fourth quarter earnings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 3, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company adopted an Alignment of Interest Program (the “Program”) pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (the “Omnibus Plan”).

The Program allows individuals who are eligible to receive awards under the Omnibus Plan, as selected by the Committee from time to time, to elect to receive restricted stock units (“RSUs”) under the Omnibus Plan in lieu of a specified percentage of cash compensation. The amount of compensation that a participant elects to reduce will be applied to the issuance of an award of RSUs under the Omnibus Plan (the “Alignment RSUs”), and the participant will receive an additional award of RSUs under the Omnibus Plan based upon a multiple of the Alignment RSUs (the “Vesting Multiple”) that corresponds to the length of the vesting period selected by the participant (the “Additional RSUs,” and collectively with the Alignment RSUs, the “Awarded RSUs”). The number of Alignment RSUs will be determined as of the second business day following the release of the Company’s fourth quarter earnings for the most recently completed fiscal year, or, if such date is not a trading day, then the trading day immediately following such date, and the Awarded RSUs will be granted to a participant as soon as administratively feasible following such date.

The Committee will determine the minimum and maximum percentage of each compensation type that may be reduced and applied to Alignment RSUs, the lengths of the vesting periods and the corresponding Vesting Multiples that may apply under the Program. Currently, participants may elect to receive Alignment RSUs in lieu of 10%, 25% or 50% of short-term incentive compensation that is earned with respect to a fiscal year, with the number of Additional RSUs being determined by application of a Vesting Multiple of 0.25x. Awarded RSUs will vest over three years, in substantially equal annual installments, generally subject to continued provision of services. As set forth in the form of RSU agreement governing the Awarded RSUs (the “Form of Alignment of Interest RSU Agreement”), the event of a termination by the Company without “cause” or a resignation for “good reason” (each as defined in the Omnibus Plan), the Awarded RSUs will immediately vest in full.

Mark Manheimer, the Company’s President and Chief Executive Officer, and Andy Blocher, the Company’s Chief Financial Officer and Treasurer, along with certain other selected employees of the Company, are eligible to participate in the Program. Each of Messrs. Manheimer and Blocher have elected to receive Alignment RSUs in lieu of 50% of their short-term incentive compensation with respect to the Company’s 2020 fiscal year.

The foregoing descriptions of the Program and the Form of Alignment of Interest RSU Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Program and the Form of Alignment of Interest RSU Agreement, each of which are filed herewith as Exhibits 10.15 and 10.16, respectively.

PART III

Item 10. Directors. Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 19, 2021.

Item 11. Executive Compensation

The information required by this item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled "Directors and Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management."

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	377,596	$—	1,682,780
Equity compensation plans not approved by security holders	—	—	—
Total	377,596	$—	1,682,780

1Relates to restricted stock units (“RSUs”) available for issuance under our 2019 Omnibus Incentive Compensation Plan.
2Includes 377,596 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our 2019 Omnibus Incentive Compensation Plan.

The other information required by this item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

15(a)(1)	The following documents are filed as a part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to the Consolidated Financial Statements
15(a)(2)	The following is a list of the financial statement schedules required by Item 8:
Schedule III - Real Estate and Accumulated Depreciation
15(a)(3)	Exhibits

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.2	Articles of Amendment of NETSTREIT Corp. (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.3	Articles Supplementary of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.4	Articles Supplementary of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

3.5	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

4.1*	Description of NETSTREIT Corp.’s Securities.

4.2*	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-23991) filed on July 17, 2020.

10.1
Amended and Restated Agreement of Limited Partnership of NETSTREIT, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.2
Registration Rights Agreement, dated December 23, 2019, by and between NETSTREIT Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.3
Registration Rights Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P. and the continuing investors party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.4†
Form of Indemnification Agreement between NETSTREIT Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.5†
Employment Agreement, dated December 23, 2019, between NETSTREIT Management, LLC (f/k/a EBA EverSTAR Management, LLC) and Mark Manheimer (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.6†
Employment Agreement, dated January 6, 2020, between NETSTREIT Management, LLC (f/k/a EBA EverSTAR Management, LLC) and Andrew Blocher (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.7†
NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.8†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Pre-Initial Public Offering Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.9†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Pre-Initial Public Offering Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.10†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Post-Initial Public Offering Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.11†*	Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Post-Initial Public Offering Employee Restricted Stock Unit Grant Agreement.

10.12
Tax Protection Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P., Hillview Way, LLC and Mayfield Road Group, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.13
Facilities Agreement, dated December 23, 2019, by and between EBA OpCO, LLC and NETSTREIT Corp. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.14#
Conformed Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp., the financial institutions party thereto, Wells Fargo Bank, National Association, KeyBank National Association and Capital One, National Association, Trust Bank, Bank of Montreal, U.S. Bank National Association, PNC Bank, National Association and Regions Bank (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.15†*	NETSTREIT Corp. Alignment of Interest Program under the 2019 Omnibus Incentive Compensation Plan.

10.16†*	Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (Alignment of Interest Program) Restricted Stock Unit Grant Agreement.

21.1	List of Subsidiaries of NETSTREIT Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

23.1*	Consent of KPMG LLP.

24.1*	Power of Attorney (included on Signature Page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the report.
†	Management contract or compensatory plan or arrangement.
#
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSTREIT Corp.

Signature and Title	Date

/s/ MARK MANHEIMER	Date: March 4, 2021
Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Mark Manheimer and Andrew Blocher, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in- fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK MANHEIMER	Date: March 4, 2021
Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANDREW BLOCHER	Date: March 4, 2021
Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

/s/ PATRICIA MCBRATNEY	Date: March 4, 2021
Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ TODD MINNIS	Date: March 4, 2021
Todd Minnis
Chairman of the Board of Directors

/s/ MATTHEW TROXELL	Date: March 4, 2021
Matthew Troxell
Director

/s/ LORI WITTMAN	Date: March 4, 2021
Lori Wittman
Director

/s/ ROBIN ZEIGLER	Date: March 4, 2021
Robin Zeigler
Director

/s/ HEIDI EVERETT	Date: March 4, 2021
Heidi Everett
Director

/s/ MICHAEL CHRISTODOLOU	Date: March 4, 2021
Michael Christodolou
Director

NETSREIT Corp.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)
Description				Initial Cost to Company			Gross Amount as of December 31, 2020[1,4,5]
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation[2,6]	Date of Construction	Date Acquired[3]	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Apparel	Indianola	IA	$—	$312	$686	$—	$312	$686	$998	$(32)	2013	12/23/2019	6	to	31	Years
Apparel	Laredo	TX	—	590	1,207	—	590	1,207	1,797	(51)	2010	12/23/2019	6	to	32	Years
Apparel	Odessa	TX	—	599	1,086	—	599	1,086	1,686	(45)	2012	12/23/2019	6	to	32	Years
Apparel	Rio Grande City	TX	—	640	831	—	640	831	1,471	(39)	2005	12/23/2019	6	to	28	Years
Auto Parts	Harrisonville	MO	—	412	1,118	—	412	1,118	1,530	(41)	2013	12/23/2019	9	to	32	Years
Auto Parts	New Richmond	WI	—	67	1,191	—	67	1,191	1,258	(43)	2013	12/23/2019	9	to	32	Years
Automotive Services	Colorado Springs	CO	—	429	1,056	—	429	1,056	1,485	(61)	1978	12/23/2019	10	to	19	Years
Banking	Atco	NJ	—	780	570	—	780	570	1,350	(33)	1990	12/23/2019	9	to	18	Years
Banking	Atco	NJ	—	686	1,941	—	686	1,941	2,627	(92)	1920	12/23/2019	9	to	22	Years
Banking	Richwood	NJ	—	787	766	—	787	766	1,553	(37)	1970	12/23/2019	9	to	22	Years
Banking	Vineland	NJ	—	620	270	—	620	270	890	(22)	1973	12/23/2019	9	to	15	Years
Banking	Elizabethtown	PA	—	1,264	1,486	—	1,264	1,486	2,750	(71)	1916	12/23/2019	9	to	22	Years
Casual Dining	Greensburg	IN	—	924	1,521	—	924	1,521	2,445	(57)	2007	12/23/2019	8	to	32	Years
Casual Dining	Wichita	KS	—	1,013	1,152	—	1,013	1,152	2,165	(43)	2016	12/23/2019	12	to	32	Years
Casual Dining	Marquette	MI	—	163	931	—	163	931	1,095	(39)	2010	12/23/2019	5	to	30	Years
Discount Retail	Holland	MI	—	1,865	4,833	—	1,865	4,833	6,698	(223)	1994	12/23/2019	6	to	26	Years
Discount Retail	St. Joseph	MO	—	1,956	5,494	—	1,956	5,494	7,450	(257)	2005	12/23/2019	6	to	26	Years
Dollar Stores	Deltona	FL	—	335	937	—	335	937	1,272	(36)	2011	12/23/2019	8	to	33	Years
Dollar Stores	Lake City	IA	—	250	848	—	250	848	1,099	(33)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Strawberry Point	IA	—	304	852	—	304	852	1,156	(33)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Indianapolis	IN	—	392	611	—	392	611	1,003	(33)	2013	12/23/2019	4	to	26	Years
Dollar Stores	Brookfield	MA	—	468	1,149	—	468	1,149	1,617	(43)	2014	12/23/2019	9	to	33	Years
Dollar Stores	Belgrade	MN	—	414	746	—	414	746	1,159	(34)	2016	12/23/2019	12	to	27	Years
Dollar Stores	Bogue Chitto	MS	—	105	963	—	105	963	1,068	(36)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Buckatunna	MS	—	136	938	—	136	938	1,074	(35)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Hurley	MS	—	246	1,249	—	246	1,249	1,495	(48)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Meridian	MS	—	287	940	—	287	940	1,228	(35)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Birmingham	OH	—	210	939	—	210	939	1,149	(37)	2013	12/23/2019	9	to	32	Years
Dollar Stores	McComb	OH	—	209	868	—	209	868	1,078	(34)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Windham	OH	—	332	834	—	332	834	1,166	(34)	2013	12/23/2019	9	to	31	Years
Dollar Stores	Norman	OK	—	417	836	—	417	836	1,252	(33)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Friedens	PA	—	311	931	—	311	931	1,242	(37)	2014	12/23/2019	10	to	30	Years
Dollar Stores	Cleveland	TX	—	209	809	—	209	809	1,017	(31)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Houston	TX	—	567	735	—	567	735	1,302	(32)	2012	12/23/2019	4	to	33	Years
Dollar Stores	Houston	TX	—	278	534	—	278	534	812	(32)	2004	12/23/2019	4	to	23	Years
Dollar Stores	Fox Lake	WI	—	212	882	—	212	882	1,094	(32)	2018	12/23/2019	14	to	34	Years
Drug Stores & Pharmacies	Clanton	AL	—	630	1,604	—	630	1,604	2,234	(59)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Montgomery	AL	—	1,150	1,932	—	1,150	1,932	3,081	(69)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Warrior	AL	—	369	1,640	—	369	1,640	2,009	(59)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Canton	GA	—	658	1,789	—	658	1,789	2,447	(71)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Savannah	GA	—	1,746	1,651	—	1,746	1,651	3,397	(58)	1998	12/23/2019	14	to	31	Years
Drug Stores & Pharmacies	Hanover	IN	—	727	1,076	—	727	1,076	1,803	(52)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	2,410	2,377	—	2,410	2,377	4,787	(91)	2003	12/23/2019	9	to	29	Years
Drug Stores & Pharmacies	Waterford Charter Township	MI	—	3,256	2,152	—	3,256	2,152	5,408	(85)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Austin	MN	—	1,121	2,451	—	1,121	2,451	3,572	(99)	1989	12/23/2019	10	to	27	Years
Drug Stores & Pharmacies	Albuquerque	NM	—	3,744	3,019	—	3,744	3,019	6,763	(101)	2010	12/23/2019	15	to	33	Years
Drug Stores & Pharmacies	Amelia	OH	—	1,170	1,517	—	1,170	1,517	2,687	(71)	1999	12/23/2019	10	to	23	Years
Drug Stores & Pharmacies	Franklin	TN	—	2,164	1,848	—	2,164	1,848	4,013	(66)	2004	12/23/2019	10	to	31	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2020[1,4,5]
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation[2,6]	Date of Construction	Date Acquired[3]	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Drug Stores & Pharmacies	Fredericksburg	VA	—	3,551	2,951	—	3,551	2,951	6,502	(98)	2008	12/23/2019	14	to	33	Years
Drug Stores & Pharmacies	Hurricane	WV	—	956	1,139	—	956	1,139	2,095	(55)	2004	12/23/2019	15	to	22	Years
Equipment Rental and Leasing	Idaho Falls	ID	—	177	856	—	177	856	1,033	(42)	2007	12/23/2019	6	to	26	Years
Farm Supplies	Ottawa	OH	—	409	2,031	—	409	2,031	2,440	(77)	2017	12/23/2019	13	to	34	Years
Farm Supplies	Wellington	OH	—	308	1,986	—	308	1,986	2,294	(75)	2017	12/23/2019	13	to	34	Years
Farm Supplies	Llano	TX	—	634	1,389	—	634	1,389	2,024	(73)	2012	12/23/2019	6	to	28	Years
Farm Supplies	Ballard	UT	—	519	2,609	—	519	2,609	3,128	(100)	2015	12/23/2019	10	to	32	Years
Furniture Stores	Jacksonville	FL	—	1,087	2,723	—	1,087	2,723	3,810	(97)	1995	12/23/2019	9	to	32	Years
Furniture Stores	College Station	TX	—	1,561	4,626	—	1,561	4,626	6,188	(172)	2006	12/23/2019	9	to	31	Years
Gift, Novelty, and Souvenir Shops	Little Rock	AR	—	560	1,788	—	560	1,788	2,348	(59)	2012	12/23/2019	11	to	34	Years
Grocery	Memphis	TN	—	1,864	2,958	—	1,864	2,958	4,822	(181)	1987	12/23/2019	8	to	18	Years
Home Furnishings	Smyrna	TN	—	454	1,029	—	454	1,029	1,483	(36)	2011	12/23/2019	9	to	34	Years
Home Improvement	Pagosa Springs	CO	—	324	1,364	—	324	1,364	1,688	(47)	2009	12/23/2019	4	to	33	Years
Home Improvement	Macon	GA	—	1,861	8,377	—	1,861	8,377	10,238	(388)	1997	12/23/2019	7	to	25	Years
Home Improvement	Lexington	NC	—	2,991	4,172	—	2,991	4,172	7,163	(308)	1997	12/23/2019	6	to	15	Years
Home Improvement	Aiken	SC	—	908	2,083	—	908	2,083	2,991	(79)	2016	12/23/2019	7	to	33	Years
Home Improvement	Indian Land	SC	—	468	695	—	468	695	1,163	(27)	2007	12/23/2019	6	to	31	Years
Home Improvement	Spartanburg	SC	—	329	464	—	329	464	793	(21)	1994	12/23/2019	6	to	26	Years
Home Improvement	Chattanooga	TN	—	1,789	2,007	—	1,789	2,007	3,796	(91)	2000	12/23/2019	7	to	28	Years
Home Improvement	Franklin	VA	—	250	732	—	250	732	982	(38)	1998	12/23/2019	6	to	22	Years
Quick Service Restaurants	Birmingham	AL	—	686	996	—	686	996	1,682	(37)	1992	12/23/2019	15	to	30	Years
Quick Service Restaurants	Hueytown	AL	—	1,019	1,011	—	1,019	1,011	2,030	(37)	2007	12/23/2019	15	to	30	Years
Quick Service Restaurants	Phenix City	AL	—	727	800	—	727	800	1,528	(27)	2017	12/23/2019	15	to	34	Years
Quick Service Restaurants	Red Bay	AL	—	931	1,154	—	931	1,154	2,085	(40)	2012	12/23/2019	15	to	33	Years
Quick Service Restaurants	Snead	AL	—	1,271	781	—	1,271	781	2,052	(32)	1997	12/23/2019	15	to	26	Years
Quick Service Restaurants	Grovetown	GA	—	1,005	1,232	—	1,005	1,232	2,236	(42)	2013	12/23/2019	14	to	32	Years
Quick Service Restaurants	Junction City	KS	—	473	840	—	473	840	1,313	(36)	1986	12/23/2019	15	to	25	Years
Quick Service Restaurants	Marshall	MN	—	440	908	—	440	908	1,349	(32)	2016	12/23/2019	6	to	33	Years
Quick Service Restaurants	Sedalia	MO	—	750	774	—	750	774	1,523	(28)	2007	12/23/2019	7	to	30	Years
Quick Service Restaurants	Jackson	MS	—	728	577	—	728	577	1,305	(25)	1978	12/23/2019	15	to	25	Years
Quick Service Restaurants	Shawnee	OK	—	712	684	—	712	684	1,396	(25)	2006	12/23/2019	7	to	30	Years
Home Improvement	Sioux City	IA	—	253	796	—	253	796	1,048	(34)	2000	12/31/2019	15	to	24	Years
Discount Retail	Flint	MI	—	554	4,982	—	554	4,982	5,536	(142)	1996	1/7/2020	8	to	35	Years
Convenience Stores	Little Rock	AR	—	705	174	1,590	705	1,764	2,470	(2)	1962	1/14/2020	15	to	35	Years
Quick Service Restaurants	Wood River	IL	—	1,707	—	—	1,707	—	1,707	—	2006	1/24/2020
Arts & Crafts	Hamilton	OH	—	1,571	5,005	—	1,571	5,005	6,576	(143)	2015	1/27/2020	11	to	35	Years
Quick Service Restaurants	Fort Smith	AR	—	1,989	2,345	—	1,989	2,345	4,334	(79)	2019	1/31/2020	14	to	34	Years
Automotive Services	Oswego	IL	—	2,417	1,209	—	2,417	1,209	3,626	(46)	2008	2/3/2020	7	to	35	Years
Grocery	Meyersdale	PA	—	1,449	3,348	—	1,449	3,348	4,798	(121)	2010	2/4/2020	10	to	30	Years
Home Improvement	Paintsville	KY	—	7,712	—	—	7,712	—	7,712	—	1992	2/4/2020
Casual Dining	Brandon	MS	—	903	1,793	—	903	1,793	2,696	(64)	1997	2/5/2020	9	to	35	Years
Automotive Services	Prattville	AL	—	305	352	—	305	352	657	(16)	1998	2/10/2020	6	to	25	Years
Automotive Services	Crawfordville	FL	—	322	537	—	322	537	860	(18)	1998	2/10/2020	10	to	34	Years
Automotive Services	Live Oak	FL	—	474	589	—	474	589	1,063	(19)	2000	2/10/2020	14	to	35	Years
Automotive Services	Quincy	FL	—	419	587	—	419	587	1,006	(19)	1989	2/10/2020	11	to	34	Years
Automotive Services	Merrill	WI	—	189	307	—	189	307	496	(14)	1992	2/10/2020	9	to	22	Years
Automotive Services	New London	WI	—	301	448	—	301	448	750	(22)	1998	2/10/2020	6	to	20	Years
Automotive Services	Wisconsin Rapids	WI	—	488	488	—	488	488	976	(14)	1985	2/10/2020	13	to	35	Years
Quick Service Restaurants	McKinney	TX	—	1,573	1,941	—	1,573	1,941	3,514	(59)	2017	3/19/2020	14	to	33	Years
Home Improvement	Buckhannon	WV	—	358	1,262	—	358	1,262	1,619	(42)	2018	3/23/2020	8	to	35	Years
Discount Retail	Tucson	AZ	—	2,784	2,664	—	2,784	2,664	5,448	(118)	1987	3/26/2020	11	to	20	Years
Discount Retail	Augusta	GA	—	1,569	2,202	—	1,569	2,202	3,771	(94)	1985	3/26/2020	10	to	20	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2020[1,4,5]
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation[2,6]	Date of Construction	Date Acquired[3]	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Discount Retail	Mishawaka	IN	—	382	4,697	—	382	4,697	5,079	(110)	1985	3/26/2020	10	to	35	Years
Discount Retail	Longview	TX	—	703	2,490	—	703	2,490	3,193	(79)	1994	3/26/2020	10	to	30	Years
Convenience Stores	North Little Rock	AR	—	1,283	1,043	835	1,283	1,878	3,161	(42)	1989	4/3/2020	3	to	35	Years
Discount Retail	Tupelo	MS	—	992	1,986	—	992	1,986	2,979	(73)	1994	4/3/2020	4	to	30	Years
Auto Parts	Roswell	NM	—	151	1,136	—	151	1,136	1,287	(27)	1960	4/13/2020	8	to	35	Years
Discount Retail	Waco	TX	—	1,403	2,613	—	1,403	2,613	4,016	(84)	1986	4/17/2020	4	to	30	Years
Dollar Stores	Baltimore	MD	—	380	1,746	—	380	1,746	2,127	(36)	1945	5/6/2020	10	to	35	Years
General Retail	Newark	NY	—	593	7,635	—	593	7,635	8,227	(368)	1991	5/6/2020	3	to	20	Years
General Retail	Riverdale	GA	—	2,601	10,179	—	2,601	10,179	12,780	(364)	1995	5/8/2020	6	to	21	Years
Dollar Stores	Chicago	IL	—	424	982	—	424	982	1,406	(22)	1944	5/20/2020	11	to	30	Years
Discount Retail	College Station	TX	—	819	1,756	—	819	1,756	2,575	(61)	1993	6/8/2020	8	to	23	Years
Convenience Stores	Brownsboro	TX	—	1,170	2,020	—	1,170	2,020	3,190	(39)	1999	6/15/2020	15	to	35	Years
Convenience Stores	Chandler	TX	—	1,732	4,813	—	1,732	4,813	6,545	(99)	2013	6/15/2020	8	to	35	Years
Convenience Stores	Chandler	TX	—	1,176	2,216	—	1,176	2,216	3,391	(52)	1993	6/15/2020	6	to	35	Years
Convenience Stores	Chandler	TX	—	1,839	1,771	—	1,839	1,771	3,610	(40)	1987	6/15/2020	7	to	35	Years
Convenience Stores	Grand Saline	TX	—	829	1,807	—	829	1,807	2,637	(34)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Lindale	TX	—	1,343	3,018	—	1,343	3,018	4,362	(58)	2011	6/15/2020	15	to	35	Years
Convenience Stores	Lindale	TX	—	1,875	3,176	—	1,875	3,176	5,051	(61)	2005	6/15/2020	15	to	35	Years
Convenience Stores	Mineola	TX	—	679	1,399	—	679	1,399	2,078	(30)	1995	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	2,646	3,218	—	2,646	3,218	5,864	(63)	2009	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	2,435	5,713	—	2,435	5,713	8,148	(122)	2008	6/15/2020	8	to	35	Years
Convenience Stores	Tyler	TX	—	798	1,283	—	798	1,283	2,081	(25)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	887	1,361	—	887	1,361	2,247	(25)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	550	1,186	—	550	1,186	1,736	(23)	1994	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	3,415	1,647	—	3,415	1,647	5,062	(34)	1984	6/15/2020	15	to	35	Years
Convenience Stores	Whitehouse	TX	—	556	1,342	—	556	1,342	1,898	(33)	1989	6/15/2020	7	to	35	Years
Healthcare	Jacksonville	FL	—	1,175	2,666	—	1,175	2,666	3,841	(57)	2016	6/19/2020	10	to	35	Years
Healthcare	Jacksonville	FL	—	1,427	3,504	—	1,427	3,504	4,931	(72)	2016	6/19/2020	10	to	35	Years
Home Improvement	La Quinta	CA	—	2,616	5,785	—	2,616	5,785	8,401	(195)	2005	6/19/2020	10	to	20	Years
Auto Parts	Fort Pierce	FL	—	217	934	—	217	934	1,151	(21)	1997	6/29/2020	10	to	35	Years
Auto Parts	Lakeland	FL	—	408	1,005	—	408	1,005	1,412	(22)	1999	6/29/2020	10	to	35	Years
Auto Parts	Orlando	FL	—	746	672	—	746	672	1,419	(18)	1999	6/29/2020	9	to	33	Years
Auto Parts	Titusville	FL	—	990	586	—	990	586	1,576	(16)	1998	6/29/2020	9	to	35	Years
Auto Parts	Brunswick	GA	—	540	848	—	540	848	1,389	(20)	2000	6/29/2020	9	to	35	Years
Auto Parts	Claxton	GA	—	95	877	—	95	877	972	(17)	1999	6/29/2020	10	to	35	Years
Auto Parts	Griffin	GA	—	255	851	—	255	851	1,106	(19)	1999	6/29/2020	9	to	35	Years
Auto Parts	West Peoria	IL	—	179	711	—	179	711	890	(19)	1995	6/29/2020	6	to	31	Years
Auto Parts	Gonzales	LA	—	557	698	—	557	698	1,255	(15)	2000	6/29/2020	7	to	35	Years
Auto Parts	Breckenridge Hills	MO	—	94	878	—	94	878	972	(16)	1999	6/29/2020	9	to	35	Years
Auto Parts	St. Louis	MO	—	271	970	—	271	970	1,241	(23)	1998	6/29/2020	9	to	35	Years
Auto Parts	Bay St. Louis	MS	—	376	684	—	376	684	1,060	(16)	1999	6/29/2020	8	to	35	Years
Auto Parts	Brookhaven	MS	—	143	893	—	143	893	1,036	(17)	1998	6/29/2020	9	to	35	Years
Auto Parts	Laurel	MS	—	147	1,026	—	147	1,026	1,173	(19)	1998	6/29/2020	9	to	35	Years
Auto Parts	Penn Hills	PA	—	297	631	—	297	631	927	(19)	1995	6/29/2020	8	to	29	Years
General Retail	Tupelo	MS	—	2,955	7,341	—	2,955	7,341	10,296	(235)	1992	7/2/2020	6	to	20	Years
Grocery	Tupelo	MS	—	2,233	4,460	—	2,233	4,460	6,692	(137)	1992	7/2/2020	6	to	20	Years
Home Improvement	Orland Park	IL	—	6,155	8,729	—	6,155	8,729	14,884	(224)	1993	7/2/2020	7	to	21	Years
Auto Parts	Barton	VT	—	111	395	—	111	395	506	(10)	1890	8/28/2020	6	to	20	Years
Automotive Services	Colebrook	NH	—	193	524	—	193	524	717	(12)	1984	8/28/2020	7	to	21	Years
Automotive Services	Lancaster	NH	—	159	334	—	159	334	493	(8)	1970	8/28/2020	6	to	20	Years
Automotive Services	Newport	NH	—	141	431	—	141	431	572	(13)	1979	8/28/2020	5	to	17	Years
Automotive Services	Bradford	VT	—	114	373	—	114	373	486	(9)	1973	8/28/2020	8	to	20	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2020[1,4,5]
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation[2,6]	Date of Construction	Date Acquired[3]	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Automotive Services	Morristown	VT	—	187	661	—	187	661	848	(12)	1962	8/28/2020	6	to	25	Years
Automotive Services	St. Albans	VT	—	161	459	—	161	459	620	(10)	1999	8/28/2020	7	to	24	Years
Home Improvement	Salem	VA	—	4,615	16,885	—	4,615	16,885	21,500	(197)	2010	9/14/2020	10	to	33	Years
Dollar Stores	Little Rock	AR	—	391	740	—	391	740	1,130	(10)	2019	9/25/2020	9	to	35	Years
Dollar Stores	Little Rock	AR	—	269	775	—	269	775	1,044	(10)	2009	9/28/2020	9	to	35	Years
Auto Parts	Middle River	MD	—	608	1,430	—	608	1,430	2,039	(16)	2016	9/30/2020	9	to	35	Years
Auto Parts	Egg Harbor Township	NJ	—	514	1,970	—	514	1,970	2,484	(22)	2014	9/30/2020	9	to	35	Years
Auto Parts	Ledgewood	NJ	—	703	1,433	—	703	1,433	2,136	(16)	2016	9/30/2020	11	to	35	Years
Auto Parts	Ballston Spa	NY	—	207	1,272	—	207	1,272	1,479	(14)	2014	9/30/2020	9	to	35	Years
Auto Parts	Belpre	OH	—	375	924	—	375	924	1,298	(11)	2014	9/30/2020	8	to	35	Years
Auto Parts	Springfield	OH	—	241	751	—	241	751	992	(10)	1997	9/30/2020	5	to	32	Years
Auto Parts	Ebensburg	PA	—	281	615	—	281	615	896	(10)	1997	9/30/2020	6	to	27	Years
Auto Parts	Gettysburg	PA	—	492	1,353	—	492	1,353	1,845	(16)	2016	9/30/2020	10	to	35	Years
Auto Parts	Lewistown	PA	—	182	835	—	182	835	1,017	(10)	1997	9/30/2020	8	to	35	Years
Auto Parts	Manchester	PA	—	558	1,047	—	558	1,047	1,606	(13)	2014	9/30/2020	9	to	35	Years
Auto Parts	Myerstown	PA	—	392	1,219	—	392	1,219	1,611	(14)	2015	9/30/2020	9	to	35	Years
Auto Parts	Quarryville	PA	—	613	1,561	—	613	1,561	2,174	(16)	2017	9/30/2020	10	to	35	Years
Auto Parts	Milwaukee	WI	—	485	1,101	—	485	1,101	1,586	(12)	2004	9/30/2020	6	to	35	Years
Auto Parts	Wisconsin Rapids	WI	—	400	988	—	400	988	1,388	(11)	2004	9/30/2020	6	to	35	Years
Dollar Stores	Queensbury	NY	—	234	1,381	—	234	1,381	1,616	(16)	2015	9/30/2020	10	to	35	Years
Dollar Stores	Petersburg	VA	—	349	1,311	—	349	1,311	1,660	(14)	2019	9/30/2020	10	to	35	Years
Home Improvement	Fargo	ND	—	524	787	—	524	787	1,311	(10)	2014	9/30/2020	4	to	35	Years
Auto Parts	Demotte	IN	—	391	942	—	391	942	1,333	(8)	2008	10/1/2020	11	to	35	Years
Auto Parts	Greenwood	SC	—	189	405	—	189	405	594	(6)	1967	10/1/2020	6	to	20	Years
Auto Parts	Odessa	TX	—	219	732	—	219	732	951	(6)	2005	10/1/2020	10	to	35	Years
Farm Supplies	Weatherford	OK	—	1,198	2,033	—	1,198	2,033	3,232	(23)	2008	10/13/2020	10	to	29	Years
Auto Parts	Marianna	FL	—	302	1,677	—	302	1,677	1,979	(13)	2020	10/14/2020	10	to	35	Years
Auto Parts	Warner Robins	GA	—	500	1,247	—	500	1,247	1,746	(10)	2006	10/30/2020	10	to	35	Years
Dollar Stores	Pittsburgh	PA	—	729	1,291	—	729	1,291	2,020	(11)	2017	10/30/2020	10	to	35	Years
Consumer Electronics	Reynoldsburg	OH	—	1,704	4,934	—	1,704	4,934	6,638	(26)	2004	11/9/2020	7	to	35	Years
Healthcare	Allen	TX	—	453	1,525	—	453	1,525	1,978	(8)	2008	11/24/2020	10	to	33	Years
Discount Retail	Spokane Valley	WA	—	1,494	4,067	—	1,494	4,067	5,560	(7)	1997	12/1/2020	6	to	30	Years
Equipment Rental and Leasing	LaGrange	GA	—	669	970	—	669	970	1,639	(2)	2018	12/3/2020	8	to	33	Years
Auto Parts	Little Rock	AR	—	286	873	—	286	873	1,158	(1)	2002	12/9/2020	9	to	35	Years
Drug Stores & Pharmacies	Semmes	AL	—	737	818	—	737	818	1,555	(2)	1999	12/11/2020	7	to	25	Years
Grocery	Hopewell Junction	NY	—	3,785	7,139	—	3,785	7,139	10,924	(11)	1996	12/16/2020	5	to	33	Years
Dollar Stores	Johnstown	PA	—	153	1,234	—	153	1,234	1,387	(2)	2016	12/18/2020	9	to	35	Years
Automotive Services	Bellows Falls	VT	—	55	817	—	55	817	872	(1)	1949	12/21/2020	8	to	30	Years
Automotive Services	Enosburg Falls	VT	—	138	802	—	138	802	940	(2)	1895	12/21/2020	11	to	24	Years
Automotive Services	South Barre	VT	—	295	566	—	295	566	861	(1)	1965	12/21/2020	8	to	31	Years
Consumer Electronics	Heath	OH	—	1,205	2,348	—	1,205	2,348	3,552	(5)	1998	12/21/2020	4	to	30	Years
Discount Retail	Dothan	AL	—	987	2,009	—	987	2,009	2,996	(5)	2004	12/23/2020	6	to	21	Years
Grocery	Kingston	MA	—	3,950	—	—	3,950	—	3,950	—	2002	12/23/2020
Discount Retail	Terre Haute	IN	—	940	2,525	—	940	2,525	3,465	(6)	1989	12/28/2020	6	to	22	Years
Wine, Beer, Spirits	Rowlett	TX	—	1,654	2,882	—	1,654	2,882	4,536	(5)	1997	12/28/2020	8	to	35	Years
Casual Dining	Warner Robins	GA	—	2,279	—	—	2,279	—	2,279	—	2020	12/29/2020
Wine, Beer, Spirits	Dallas	TX	—	1,611	2,123	—	1,611	2,123	3,734	(3)	1987	12/29/2020	11	to	35	Years
Dollar Stores	Chester	PA	—	697	876	—	697	876	1,573	(3)	1996	12/31/2020	5	to	23	Years
			$—	$189,373	$355,936	$2,425	$189,373	$358,360	$547,733	$(10,111)

1The aggregate cost for federal income tax purposes is $619,066 thousand.
2Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is up to 35 years for buildings and up to 15 years for building improvements.

3The acquisition dates for properties acquired prior to December 23, 2019 are stated at the date the Successor acquired the property.
4Properties with no land value represent a property for which the Company owns only the land, therefore depreciation and estimated life for depreciation are not applicable.
5The following is a reconciliation of carrying value for land and building and improvements for the periods presented (in thousands):

	Successor
	Year Ended December 31,	For the Period from December 23 to December 31,
	2020	2019
Balance, beginning of period	$224,053	$223,005
Additions
Acquisitions	365,219	1,048
Improvements	2,408	—
Deductions
Reclasses to held for sale	(28,591)	—
Dispositions	(15,356)	—
Balance, end of period	$547,733	$224,053

6The following is a reconciliation of accumulated depreciation for the periods presented (in thousands):

	Successor
	Year Ended December 31,	For the Period from December 23 to December 31,
	2020	2019
Balance, beginning of period	$132	$—
Additions
Depreciation expense	10,703	132
Deductions
Reclasses to held for sale	(518)	—
Dispositions	(206)	—
Balance, end of period	$10,111	$132

The change in real estate investments for the Predecessor have not been presented as the Land, Building and related Improvements were recorded by the Predecessor at the pre-acquisition basis.

See report of independent registered public accounting firm.