Form 10-Q
period 2021-03-31
NETSTREIT Corp.
filed 2021-04-29
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 26, 2021 was 39,405,410.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Real estate, at cost:
Land	$209,376	$189,373
Buildings and improvements	414,865	358,360
Total real estate, at cost	624,241	547,733
Less accumulated depreciation	(14,157)	(10,111)
Property under development	1,346	—
Real estate held for investment, net	611,430	537,622
Assets held for sale	18,102	14,802
Cash, cash equivalents and restricted cash	13,716	92,643
Acquired lease intangible assets, net	83,560	75,024
Other assets, net	10,443	5,724
Total assets	$737,251	$725,815
Liabilities and equity
Liabilities:
Term loan, net	$174,161	$174,105
Revolving credit facility	13,000	—
Lease intangible liabilities, net	18,895	16,930
Liabilities related to assets held for sale	399	399
Accounts payable, accrued expenses and other liabilities	5,318	6,308
Total liabilities	211,773	197,742
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 28,467,117 and 28,203,545 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	285	282
Additional paid-in capital	506,432	501,045
Retained (loss) earnings	(12,582)	(7,464)
Accumulated other comprehensive income	2,434	235
Total stockholders’ equity	496,569	494,098
Noncontrolling interests	28,909	33,975
Total equity	525,478	528,073
Total liabilities and equity	$737,251	$725,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$11,932	$5,508
Operating expenses
Property	950	285
General and administrative	3,137	1,886
Depreciation and amortization	5,929	2,346
Provisions for impairment	69	—
Transaction costs	151	1,094
Total operating expenses	10,236	5,611
Other income (expense)
Interest expense, net	(905)	(1,699)
Gain on forfeited earnest money deposit	—	250
Total other income (expense), net	(905)	(1,449)
Net income (loss) before income tax expense	791	(1,552)
Income tax expense	(50)	—
Net income (loss)	741	(1,552)
Net income (loss) attributable to noncontrolling interests	40	(425)
Net income (loss) attributable to common shareholders	$701	$(1,127)
Amounts available to common shareholders per common share:
Basic	$0.02	$(0.10)
Diluted	$0.02	$(0.10)
Weighted average common shares:
Basic	28,348,975	11,797,645
Diluted	30,052,940	11,797,645
Other comprehensive income (loss):
Net income (loss)	$741	$(1,552)
Change in unrealized gain on derivatives, net	2,323	—
Total comprehensive income (loss)	3,064	(1,552)
Comprehensive income (loss) attributable to noncontrolling interests	164	(425)
Comprehensive income (loss) attributable to common shareholders	$2,900	$(1,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	8,860,760	$89	$164,416	$28	$—	$164,533	$87,899	$252,432
Issuance of preferred stock	125	125	—	—	—	—	—	125	—	125
Offering and related costs of preferred stock	—	(21)	—	—	—	—	—	(21)	—	(21)
Issuance of common stock in private offering	—	—	2,936,885	29	57,974	—	—	58,003	—	58,003
Offering and related costs of common stock	—	—	—	—	(3,444)	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	—	—	(1,127)	—	(1,127)	(425)	(1,552)
Balance at March 31, 2020	125	$104	11,797,645	$118	$218,946	$(1,099)	$—	$218,069	$87,474	$305,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	—	$—	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
OP Units converted to common stock	—	—	253,344	3	4,920	—	—	4,923	(4,923)	—
Dividends and distributions declared on common stock and OP units	—	—	—	—	—	(5,687)	—	(5,687)	(307)	(5,994)
Dividends declared on restricted stock	—	—	—	—	—	(132)	—	(132)	—	(132)
Vesting of restricted stock units	—	—	15,190	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(4,962)	—	(90)	—	—	(90)	—	(90)
Stock-based compensation	—	—	—	—	557	—		557	—	557
Other comprehensive income	—	—	—	—	—	—	2,199	2,199	124	2,323
Net income	—	—	—	—	—	701	—	701	40	741
Balance at March 31, 2021	—	$—	28,467,117	$285	$506,432	$(12,582)	$2,434	$496,569	$28,909	$525,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$741	$(1,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,929	2,346
Amortization of deferred financing costs	157	152
Noncash revenue adjustments	(430)	(146)
Stock-based compensation expense	557	—
Gain on forfeited earnest money deposit	—	(250)
Provisions for impairment	69	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,109)	(683)
Accounts payable, accrued expenses and other liabilities	(1,644)	1,024
Net cash provided by operating activities	4,270	891
Cash flows from investing activities
Acquisitions of real estate	(88,225)	(74,166)
Real estate development	(1,346)	—
Earnest money deposits	(451)	(1,091)
Proceeds from sale of real estate	—	548
Net cash used in investing activities	(90,022)	(74,709)
Cash flows from financing activities
Issuance of common stock in private offering, net	—	54,559
Issuance of preferred stock, net	—	104
Payment of common stock dividends	(5,687)	—
Payment of OP unit distributions	(307)	—
Payment of restricted stock dividends	(5)	—
Proceeds under revolving credit facility	13,000	—
Repurchase of common stock for tax withholding obligations	(90)	—
Deferred offering costs	(86)	(287)
Net cash provided by financing activities	6,825	54,376
Net change in cash, cash equivalents and restricted cash	(78,927)	(19,442)
Cash, cash equivalents and restricted cash at beginning of the period	92,643	169,319
Cash, cash equivalents and restricted cash at end of the period	$13,716	$149,877

Supplemental disclosures of cash flow information:
Cash paid for interest	$758	$1,450
Supplemental disclosures of non-cash investing and financing activities:
OP units converted into common stock	$4,923	$—
Dividends declared and unpaid on restricted stock	$132	$—
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$526	$371
Cash flow hedge change in fair value	$2,323	$—

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
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of March 31, 2021, the Company owned 234 properties, located in 39 states with a non-binding option to purchase one property currently under development.

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

Concurrently with the closing of the Private Offering, EverSTAR Income and Value Fund V, LP, a Delaware limited partnership (the “Predecessor”), was merged with and into the Operating Partnership, with the Operating Partnership surviving, and the continuing investors in the Operating Partnership receiving an aggregate of 3,652,149 Class A OP Units, other than the Chief Executive Officer of the Company, who received 8,884 Class B units of limited partnership of the Operating Partnership (“Class B OP Units,” and collectively with Class A OP Units, “OP Units”), and an affiliate of the Predecessor’s general partner, which received 287,234 Class B OP Units.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The accompanying condensed consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests.

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2020, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for the full year.

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

Net income or loss of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests’ ownership percentages in the Operating Partnership throughout the period. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform with current period presentation. Transaction costs within the condensed consolidated statements of operations and comprehensive income (loss) were previously included within the caption “general and administrative.”

Risk and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization announced a new strain of coronavirus (“COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease. COVID-19 and the measures taken to limit its spread are negatively impacting the economy across many industries, including industries in which our tenants operate. The impacts may continue and increase in severity as the duration of the pandemic lengthens. As a result, the Company is not yet able to determine the full impact of COVID-19 on its operations, and therefore, whether any such impact will be material. However, the Company’s operations and cash flows during the three months ended March 31, 2021 and 2020 were not materially impacted by COVID-19. The Company has collected 100.0% of all rent payments for the three months ended March 31, 2021. In addition, the Company has not provided for any abatements or deferrals after August 1, 2020.

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

Total depreciation and amortization expense was $5.9 million and $2.3 million during the three months ended March 31, 2021 and 2020, respectively.

Depreciation expense on real estate held for investment and computer equipment was $4.1 million and $1.6 million during the three months ended March 31, 2021 and 2020, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets, and leasing commission costs were $1.8 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.
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

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the interim period ended March 31, 2021 or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of March 31, 2021 and December 31, 2020, there were five and three properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2021	2020
Total provision for impairment	$69	$—
Number of properties: (1)
Classified as held for sale	1	—
Disposed within the period	—	—

(1) Includes the number of properties that were impaired and classified as held for sale or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. The Company had less than $0.1 million of restricted cash as of March 31, 2021, which was included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. The Company had $14.8 million of restricted cash as of December 31, 2020.

The Company’s bank balances as of March 31, 2021 and December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

Revenue Recognition and Related Matters

The Company’s rental revenue is primarily related to rent received from tenants under leases accounted for as operating leases. Rent from leases that have fixed and determinable rent increases is recognized on a straight-line basis over the non-cancellable initial term of the lease and reasonably certain renewal periods, from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the condensed consolidated balance sheets.

Variable lease revenues include tenant reimbursements, lease termination fees, changes in the index or market-based indices after the inception of the lease or percentage rents. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred. The Company recognized variable lease revenue related to tenant reimbursements and lease termination fees for the periods presented.

Capitalized above-market and below-market lease values are amortized on a straight-line basis as a reduction or increase of rental revenue as appropriate over the remaining non-cancellable terms of the respective leases.

An allowance for doubtful accounts is provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specific disputed amounts. Such allowances are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Stock-Based Compensation

The Company has a share-based compensation award program for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). We classify stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718 and ASC 480. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Transaction Costs

Transaction costs represent costs incurred by the Company to facilitate the private offering, formation transactions and the initial public offering. In addition, transaction costs include the costs associated with abandoned acquisitions and other acquisition related activity. There were no offering costs incurred during the three months ended March 31, 2021. Offering costs for the three months ended March 31, 2020 were $0.7 million. Acquisition related expenses were $0.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019 upon the filing of its U.S. federal income tax return for such taxable year. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2021 to receive a full dividends paid deduction.

The Company made a joint election with NETSTREIT TRS for it to be treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During three months ended March 31, 2021, the Company recognized state and local and franchise tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Fair Value Measurement

Fair value measurements are utilized in the accounting of the Company’s assets acquired and liabilities assumed in an asset acquisition and also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs.

The Company uses the following inputs in its fair value measurements:

–Level 2 inputs for its debt and derivative financial instrument fair value disclosures. See “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments,” respectively; and

–Level 2 and Level 3 inputs when assessing the fair value of assets and liabilities in connection with real estate acquisitions and impairment. See “Note 4 - Real Estate Investments.”

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the three months ended March 31, 2021 and 2020 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

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

During the three months ended March 31, 2021, the Company’s rental revenues were derived from 63 separate tenants leasing 234 total properties. During this period there were no tenants with rental revenue that exceeded 10% of total rental revenue.

During the three months ended March 31, 2020, the Company’s rental revenues were derived from 48 separate tenants leasing 117 total properties. During this period there were no tenants with rental revenue that exceeded 10% of total rental revenue.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of March 31, 2021, the Company owned 234 single-tenant retail net leased properties spanning 39 states, with tenants representing 59 different brands or concepts across 23 retail sectors. As of March 31, 2021, the remaining terms of leases range from 2-33 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income (loss) and is presented net of provision for doubtful accounts. There were no provisions for doubtful accounts during the three months ended March 31, 2021 and 2020.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenue
Fixed lease income (1)	$10,953	$5,224
Variable lease income (2)	789	292
Other rental revenue:
Above/below market lease amortization, net	190	(8)
Rental revenue (including reimbursables)	$11,932	$5,508

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2021 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2021	$35,206
2022	46,624
2023	46,656
2024	46,467
2025	46,240
Thereafter	261,749
$482,942

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Note 4 – Real Estate Investments

Acquisitions

During the three months ended March 31, 2021, the Company acquired 31 properties for a total purchase price of $88.2 million, inclusive of $1.1 million of capitalized acquisition costs. During the three months ended March 31, 2020, the Company acquired 24 properties for a total purchase price of $74.2 million, inclusive of $0.7 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Land	$21,490	$30,261
Buildings	48,999	36,962
Site improvements	7,545	3,147
Tenant improvements	1,587	479
In-place lease intangible assets	10,942	8,741
Above-market lease intangible assets	—	507
Construction-in-progress assets	—	49
	90,563	80,146
Liabilities assumed
Below-market lease intangible liabilities	(2,338)	(4,257)
Accounts payable, accrued expense and other liabilities	—	(1,723)
Purchase price (including acquisition costs)	$88,225	$74,166

Development

During the three months ended March 31, 2021, the Company invested a combined total of $1.3 million in a development project in Yuma, Arizona. The Company has a non-binding purchase option to acquire the property upon completion. The Company’s total investment is expected to be $4.4 million with the sole tenant in the property commencing lease payments in 2022. These amounts are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2021.

During the three months ended March 31, 2020, the Company acquired a property in North Little Rock, Arkansas and commenced development of a build-to-suit project. The total cost for the project was $1.6 million which was completed in December 2020. Rent commenced in January 2021. These amounts were included in buildings and improvements in the accompanying condensed consolidated balance sheets as of December 31, 2020.

Dispositions

There were no dispositions for the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold one property for a total sales price, net of disposal costs, of $0.5 million, recognizing no gain or loss on the sale.

During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit, which upon the third-party’s failure to perform under the purchase and sale agreement in the first quarter of 2020, was recognized as a gain.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$80,102	$(5,836)	$74,266	$69,470	$(4,146)	$65,324
Above-market leases	9,443	(650)	8,793	9,607	(481)	9,126
Assembled workforce	873	(372)	501	873	(299)	574
Total Intangible assets	$90,418	$(6,858)	$83,560	$79,950	$(4,926)	$75,024

Liabilities:
Below-market leases	$20,289	$(1,394)	$18,895	$17,951	$(1,021)	$16,930

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2021 and as of December 31, 2020 by category were as follows:

	Years Remaining
	March 31, 2021	December 31, 2020
In-place leases	10.5	11.1
Above-market leases	12.3	12.6
Below-market leases	12.4	13.4
Assembled workforce	1.7	2.0

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the amortization of intangibles assets and liabilities for all property and ground leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization:
Amortization of in-place leases	$1,719	$669
Amortization of assembled workforce	73	73
	$1,792	$742

Net adjustment to rental revenue:
Above-market lease assets	(183)	(144)
Below-market lease liabilities	373	136
	$190	$(8)

The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market and below-market lease intangibles to rental revenue as of March 31, 2021, for the next five years and thereafter (in thousands):

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
In-place leases	$6,068	$8,091	$7,969	$7,789	$7,633	$36,716	$74,266
Assembled workforce	218	283	—	—	—	—	501
Amortization expense	$6,286	$8,374	$7,969	$7,789	$7,633	$36,716	$74,767
Above-market lease assets	(571)	(761)	(761)	(756)	(756)	(5,188)	(8,793)
Below-market lease liabilities	1,270	1,694	1,687	1,672	1,661	10,911	18,895
Net adjustment to rental revenue	$699	$933	$926	$916	$905	$5,723	$10,102

Note 6 – Debt

Debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan (due December 23, 2024)	$175,000	$175,000
Revolver (due December 23, 2023)	13,000	—
Total debt	188,000	175,000
Unamortized discount and debt issuance costs	(839)	(895)
Unamortized deferred financing costs, net(1)	(1,098)	(1,198)
Total debt, net	$186,063	$172,907

(1) The Company records deferred financing costs for the Revolver in other assets, net on its condensed consolidated balance sheets.

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

For so long as the Credit Facility was secured, which was through the period ended September 30, 2020, the interest rates under the Credit Facility were based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.25% to 2.25%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.25% to 1.25%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.35% to 2.30%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.35% to 1.30%, based on the Company’s consolidated total leverage ratio.

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

Effective September 28, 2020, the Company entered into an interest rate derivative contract to fix the interest rate on the Term Loan. The interest rate is effectively fixed to 1.36% which includes the fixed rate (one-month LIBOR) of 0.21% plus a margin of 1.15%. The interest rate hedge is further described in “Note 7 - Derivative Financial Instruments.”

Deferred financing costs are being amortized over the remaining terms of each respective loan. Term Loan deferred financing costs of $1.1 million, of which $0.8 million and $0.9 million is unamortized at March 31, 2021 and December 31, 2020, respectively, is included within Term Loan, net on the condensed consolidated balance sheets. Revolver deferred financing costs of $1.6 million, of which $1.1 million and $1.2 million is unamortized at March 31, 2021 and December 31, 2020, respectively, is included within other assets, net on the condensed consolidated balance sheets.

Total deferred financing costs amortized on the Term Loan and Revolver for the three months ended March 31, 2021 and 2020 were $0.2 million and $0.2 million, respectively. This is included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

For the three months ended March 31, 2021 and 2020, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of the interest rate hedge, of 1.30% and 3.23%, respectively.

The Company incurred interest expense in connection with the Term Loan for the three months ended March 31, 2021 and 2020 of $0.6 million and $1.4 million, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the Term Loan as of March 31, 2021 and December 31, 2020.

The Company incurred interest expense, exclusive of facility fees for unused capacity, on borrowings under the Revolver of less than $0.1 million for the three months ended March 31, 2021, with a weighted average interest rate of 1.29%. As of December 31, 2020, the Company had no borrowings under the Revolver. The Company also incurred interest expense in connection with unused capacity for the three months ended March 31, 2021 and 2020 of $0.2 million and $0.1 million, respectively.

The Company was in compliance with all of its debt covenants as of March 31, 2021 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan are due on December 23, 2024.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan. Accordingly, the interest rate for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of March 31, 2021 of 0.11%, plus a margin of 1.15%. The maturity date of the interest rate swaps coincide with the maturity date of the Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate swaps	4	4	$175,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Other assets, net	$2,577	$253

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
For the Three Months Ended March 31
Interest Rate Products	$2,290	$—	Interest expense, net	$(34)	$—

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three months ended March 31, 2021 and 2020. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative liabilities measured at fair value on a recurring basis as of March 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2021
Derivative assets	$—	$2,577	$—	$2,577

December 31, 2020
Derivative assets	—	253	—	253

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Earnest money deposits	$1,085	$634
Deferred offering costs	526	—
Deferred financing costs, net	1,098	1,198
Accounts receivable, net	2,110	1,489
Deferred rent receivable	1,647	1,407
Fair value of interest rate swaps	2,577	253
Other assets	1,400	743
	$10,443	$5,724

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued expenses	$2,685	$2,035
Accrued bonus	450	1,561
Prepaid rent	1,382	1,551
Accounts payable	402	916
Other liabilities	399	245
	$5,318	$6,308

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

During the three months ended March 31, 2021, portions of restricted stock unit awards granted to certain of the Company’s officers and directors vested. The vesting of these awards, granted pursuant to the Omnibus Incentive Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers elected to surrender approximately five thousand shares of common stock valued at approximately $0.1 million, solely to pay the associated statutory tax withholding during the year ended December 31, 2021. The surrendered shares are included in repurchase of shares of common stock on the condensed consolidated statements of cash flows.

On January 30, 2020, the initial purchaser in the Private Offering exercised its over-allotment option to purchase 2,936,885 shares of the Company’s common stock, which were delivered on February 6, 2020. Net proceeds to the Company from the over-allotment option exercise were $54.6 million which was net of initial purchaser’s discount and placement fees of $3.4 million. The over-allotment option exercise resulted in the issuance of 2,936,885 shares of common stock. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,936,885 Class A OP Units.

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

Dividends

During the three months ended March 31, 2021, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2021	$0.20	March 15, 2021	$5,687	March 30, 2021

The holders of OP Units are entitled to an equal distribution per Class A and B OP Unit held as of each record date. Accordingly, the Operating Partnership paid distributions of $0.3 million to holders of OP Units as of March 30, 2021. There were no dividends or distributions declared or paid for the three months ended March 31, 2020

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of March 31, 2021 and December 31, 2020, noncontrolling interests represented 5.0% and 5.9%, respectively of OP Units. During the three months ended March 31, 2021, OP Unit holders redeemed 253,344 OP units into shares of common stock on a one-for-one basis. There were no redemptions for the three months ended March 31, 2020.

Note 10 – Stock-Based Compensation

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

As of March 31, 2021, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $0.6 million for the three months ended March 31, 2021. No stock-based compensation expense was recognized for the three months ended March 31, 2020. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

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

The following table summarizes performance-based restricted stock unit activity for the period ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	207,803	$19.75
Vested during the period	(15,190)	19.75
Unvested restricted stock grants outstanding as of March 31, 2021	192,613	$19.75

For the three months ended March 31, 2021, the Company recognized $0.3 million in stock-based compensation expense associated with performance-based restricted stock units. As of March 31, 2021 and December 31, 2020, the remaining unamortized stock-based compensation expense totaled $2.2 million and $2.6 million, respectively and as of March 31, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.5 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

The grant date fair value of unvested restricted units is calculated as the per share price determined in the Private Offering.

Service-Based Restricted Stock Units

Pursuant to the Omnibus Incentive Plan, the Company has made service-based restricted stock unit grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based restricted stock unit activity for the period ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	169,793	$18.00
Granted during the period	161,185	17.47
Unvested restricted stock grants outstanding as of March 31, 2021	330,978	$17.74

For the three months ended March 31, 2021, the Company recognized $0.2 million in stock-based compensation expense associated with service-based restricted stock units. As of March 31, 2021 and December 31, 2020, the remaining unamortized stock-based compensation expense totaled $5.4 million and $2.8 million, respectively and as of March 31, 2021, these awards are expected to be recognized over a remaining weighted average period of 3.5 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service based unvested restricted units is calculated as the per share price determined in the initial public offering for awards granted in 2020 and as the per share price of the Company’s stock on the date of grant for those granted in 2021.

Market-Based Restricted Stock Units

Pursuant to the Omnibus Incentive Plan, the Company has made market-based restricted stock unit grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of 33 peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through March 8, 2024. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the calculation were expected volatility of the Company of 42.8% and expected volatility of the Company's peers, ranging from 28.7% to 90.7%, with an average volatility of 46.3% and a risk-free interest rate of 0.34%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $20.18 and the target absolute TSR was $16.46 for a weighted average grant date fair value of $17.77 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes market-based restricted stock unit activity for the period ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	—	$—
Granted during the period	135,766	17.77
Unvested restricted stock grants outstanding as of March 31, 2021	135,766	$17.77

For the three months ended March 31, 2021, the Company recognized less than $0.1 million in stock-based compensation expense associated market-based restricted stock units. As of March 31, 2021, the remaining unamortized stock-based compensation expense totaled $2.4 million and as of March 31, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.9 years.

Note 11 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units and using the if-converted method to determine the potential dilutive effect of the Company’s Class A and B OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net income (loss)	$741	$(1,552)
Net (income) loss attributable to noncontrolling interest	(40)	425
Cumulative preferred stock dividends and redemption premium	—	(4)
Net income attributable to common shares, basic	701	(1,131)
Net (income) loss attributable to noncontrolling interest	(40)	425
Net income (loss) attributable to common shares, diluted	$741	$(1,556)

Denominator:
Weighted average common shares outstanding, basic	28,348,975	11,797,645
Effect of dilutive shares for diluted net income per common share:
OP Units	1,616,005	—
Unvested RSUs	87,960	—
Weighted average common shares outstanding, diluted	30,052,940	11,797,645

Net income available to common stockholders per common share, basic	$0.02	$(0.10)
Net income available to common stockholders per common share, diluted	$0.02	$(0.10)

For the the three months ended March 31, 2020, diluted net loss per common share does not assume the conversion of the OP Units as such conversion would be antidilutive. Additionally, unvested RSUs for the three months ended March 31, 2020 are excluded as they were considered contingently issuable shares.

As of March 31, 2021 and December 31, 2020, there were 1,498,538 and 1,751,882 of OP Units outstanding, respectively.

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

Environmental Matters

The Company is subject to environmental regulations related to the ownership of real estate. The cost of complying with the environmental regulations was not material to the Company’s results of operations for any of the periods presented. The Company is not aware of any environmental condition on any of its properties that is likely to have a material adverse effect on the condensed consolidated financial statements when the fair value of such liability can be reasonably estimated and is required to be recognized.

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of March 31, 2021, the Company had commitments to fund properties under development totaling $4.4 million, of which $1.3 million has been funded to date and the remaining is expected to be funded over the next twelve months.

As of March 31, 2021, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

During the period ended March 31, 2021, the Company executed the Alignment of Interest Program (the “Program”) which allows employees to elect to receive a portion of their 2021 bonus in unvested restricted stock units in the first quarter of 2022 and would vest over a four-year service period beginning April 1, 2021. The Program is deemed to be a liability-classified award which will be fair valued and accrued over the applicable service period beginning April 1, 2021. The total estimated fair value of the Program as of March 31, 2021 is approximately $1.0 million. The award will be remeasured to fair value each reporting period.

Note 13 – Related-Party Transactions

Effective with the Private Offering and commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow. Under the facilities agreement, the Company shares in office rent and office related expenses primarily based on employee headcount. For the three months ended March 31, 2021 and 2020, the Company incurred less than $0.1 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to March 31, 2021 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Public Offering

On April 12, 2021, the Company completed a public offering of 10,915,688 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,423,785 shares of common stock. Upon closing of the offering, the Company issued 10,915,688 shares of common stock and received net proceeds of $194.3 million after deducting the underwriting discount and estimated transaction costs. The Company contributed the net proceeds of the offering and related underwriters’ option to the Operating Partnership in exchange for 10,915,688 Class A OP Units.

Debt Payment

On April 12, 2021, the Company used the net proceeds from the public offering to pay down $13.0 million of outstanding borrowings under the Revolver.

OP Unit Conversions to Common Stock

There were 22,605 OP Units redeemed for shares of common stock on a one-for-one basis subsequent to March 31, 2021.

Common Stock Dividend

On April 27, 2021, the Company's Board of Directors declared a cash dividend of $0.20 per share for the second quarter of 2021. The dividend will be paid on June 15, 2021 to shareholders of record on June 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 and other reports filed with the Securities and Exchange Commission from time to time.

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

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 234 single-tenant retail net leased properties spanning 39 states, with tenants representing 59 different brands or concepts across 23 retail sectors. Our portfolio generates annualized base rent (“ABR”) of $48.0 million and is 100% occupied, with a WALT of 10.1 years and consisting of approximately 70% and 11% of investment grade tenants and investment grade profile tenants, by ABR, which we believe provides us with a strong, stable source of recurring cash flow. Our tenants operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We completed our initial public offering on August 17, 2020 and our common stock trades on the New York Stock Exchange under the symbol “NTST.”

ABR is calculated by multiplying (i) cash rental payments (a) for the month ended March 31, 2021 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of March 31, 2021, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

COVID-19
We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements included herein. The Company’s operations and cash flows for the three months ended March 31, 2021 and 2020 were not materially impacted by COVID-19.

Recent Developments

We seek to maximize long-term earnings growth and shareholder value primarily through the acquisition of strategically positioned assets throughout the U.S., specifically focusing on properties with tenants which are considered essential businesses. We have deployed all of the $227.3 million from the Company's initial public offering to fund acquisitions through March 31, 2021 and to repay the $50 million of outstanding borrowings under our Revolver as of September 30, 2020. On April 12, 2021, the Company completed a public offering of 10,915,688 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,423,785 shares of common stock. Upon closing, the Company issued 10,915,688 shares of common stock and received net proceeds of $194.3 million after deducting the underwriting discount and estimated transaction costs. We intend to use the net proceeds to repay the $13.0 million of outstanding borrowings under the Revolver and use the remainder of the net proceeds for general corporate purposes, including the acquisition of properties in our pipeline.

Results of Operations

Overall

The Company continued to grow its assets held for investment by increasing its asset base from 203 properties as of December 31, 2020 to 234 properties as of the end of March 31, 2021. In addition, the Company has committed to one real estate development project with total projected capital spend of $4.4 million of which $1.3 million has been funded as of March 31, 2021. This growth was facilitated by successfully raising equity capital of $219.0 million and $227.3 million as result of the private offerings and initial public offering, respectively, totaling $446.3 million of net capital raised by the Company since December 23, 2019.

Acquisitions

During the three months ended March 31, 2021, the Company acquired 31 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $88.2 million. The acquisitions were all accounted for as asset acquisitions. These properties are located in 19 states with a weighted average lease term of approximately 8.8 years. The underwritten weighted-average capitalization rate on the Company’s first quarter acquisitions was approximately 6.7%.

Development

During the three months ended March 31, 2021, the Company invested $1.3 million in a development project in Yuma, Arizona. The Company has a non-binding purchase option to acquire the property upon development. The Company’s total investment is expected to be $4.4 million with the sole tenant in the property commencing lease payments in 2022.

Dispositions

There were no dispositions for the three months ended March 31, 2021.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$11,932	$5,508
Operating expenses
Property	950	285
General and administrative	3,137	1,886
Depreciation and amortization	5,929	2,346
Provisions for impairment	69	—
Transaction costs	151	1,094
Total operating expenses	10,236	5,611
Other income (expense)
Interest expense, net	(905)	(1,699)
Gain on forfeited earnest money deposit	—	250
Total other income (expense), net	(905)	(1,449)
Net income (loss) before income tax expense	791	(1,552)
Income tax expense	(50)	—
Net income (loss)	741	(1,552)

Revenue. Revenue for the three months ended March 31, 2021 increased by $6.4 million to $11.9 million from $5.5 million for the three months ended March 31, 2020. This is primarily due to an increase in the real estate portfolio from 94 properties as of January 1, 2020 to 234 properties as of March 31, 2021. The increase includes an increase in cash rental receipts of $5.6 million with $0.8 million of combined net increases in straight-line rental revenue, property expense reimbursement, and amortization of above- and below market lease related to intangible assets.

Total Operating Expenses. Total expenses increased by $4.6 million to $10.2 million for the three months ended March 31, 2021 as compared to $5.6 million for the three months ended March 31, 2020. The increase in operating expenses is primarily attributed to the increase in the number of operating properties, increase in stock-based compensation, offset by prior period expenses associated with the consummation of the Company’s initial public offering in August 2020. Total operating expenses include the following:

•Property Expenses. Property expenses increased $0.7 million to $1.0 million for the three months ended March 31, 2021 from $0.3 million for the three months ended March 31, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 94 to 234 properties. The largest increases are from reimbursable property taxes of $0.3 million and reimbursable maintenance expense of $0.2 million.

•General and Administrative Expenses. General and administrative expenses increased $1.2 million to $3.1 million for the three months ended March 31, 2021 from $1.9 million for the three months ended March 31, 2020. The increase is primarily due to payroll expense associated with the internalization of management and staff to support the Company as a newly public company of $0.4 million, an increase in stock-based compensation expense of $0.6 million, an increase to insurance related expenses of $0.2 million, net increases to professional and administrative expenses of $0.4 million, offset by a decrease in audit fees of $0.4 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $3.6 million to $5.9 million for the three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $1.6 million, in-place lease amortization expense of $1.1 million, and building improvements depreciation expense of $0.8 million.

•Provision for Impairment. For the three months ended March 31, 2021, we recorded a provision for impairment of $0.1 million on one property which was classified as held-for-sale as of December 31, 2020. The property was sold subsequent to March 31, 2021. No provision for impairment was recorded for the three months ended March 31, 2020. This impairment and subsequent disposal relates to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

Transaction costs. Transaction costs decreased by $0.9 million to $0.2 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020. The decrease in transaction costs includes a decrease of $0.7 million of expenses incurred in 2020 to facilitate the private and public offerings of common stock and a decrease of $0.2 million of expenses incurred for abandoned acquisitions and expenses associated with property acquisitions.

Interest Expense. Interest expense decreased by $0.8 million to $0.9 million for the three months ended March 31, 2021 from $1.7 million for the three months ended March 31, 2020. The decrease is primarily due to the decrease in the effective interest rate of the Term Loan.

Net income (loss). Net income increased $2.3 million to $0.7 million for the three months ended March 31, 2021 from a net loss of $1.6 million for the three months ended March 31, 2020. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, and due to a decrease in interest expense and transaction costs, offset by the impact of increases in depreciation and amortization expenses related to our growth, and to increases in general and administrative expenses related to both our growth and the result of becoming a public company, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities (including private and public offerings) and borrowings under our Credit Facility. As of March 31, 2021, we had a $175.0 million Term Loan and $13.0 of borrowings outstanding under our $250.0 million Revolver. We believe that the net proceeds of $194.3 million from our April 2021 public offering of our common stock plus both our cash flows from operations and available borrowing capacity will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Contractual Obligations

As of March 31, 2021, our contractual obligation include the maturity on our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024.

In addition, our contractual obligations include the repayment due on the Revolver. During the three months ended March 31, 2021, we borrowed $13.0 million on our $250.0 million Revolver at an effective interest rate of 1.29% to fund specifically identified property acquisitions. A portion of the net proceeds from our April 12, 2021 public offering were used to repay the borrowings in full.

The following table provides information with respect to our commitments as of March 31, 2021 (in thousands):

	Payment Due by Period
	Total	From April 1, 2021 to December 31, 2021	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$—	$175,000
Term Loan – Variable interest (1)	8,858	1,782	4,752	2,324
Revolver - Borrowings(2)	13,000	13,000	—	—
Unutilized borrowing fees on Revolver (3)	1,704	468	1,236	—
Total	$198,562	$15,250	$5,988	$177,324

(1) Effective September 28, 2020, we entered into an interest rate hedge to fix the interest rate on our Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of March 31, 2021 of 0.11%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.
(2) We intend to repay the outstanding borrowings under the Revolver in April 2021.
(3) We are subject to a variable unutilized borrowing fee on the unused portion of our $250.0 million Revolver. As of March 31, 2021, we had $13.0 million of borrowings outstanding on our $250.0 million Revolver, however we continue to incur the unutilized borrowing fee on the unused portion of the Revolver. This reflects our projected unutilized borrowing fee at 0.25% assuming repayment of the $13.0 million in April 2021 and as if the Revolver has no additional borrowing through the maturity date of December 23, 2023.

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of March 31, 2021, the Company had commitments to fund properties under development totaling $4.4 million, of which $1.3 million has been funded to date and the remaining is expected to be funded over the next twelve months.

Credit Facility

In December 2019, we entered into a Credit Facility consisting of (i) a $175.0 million senior secured Term Loan and (ii) a $250.0 million senior secured Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is the Administrative Agent.

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

Historical Cash Flow Information

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020
(in thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$4,270	$891
Investing activities	(90,022)	(74,709)
Financing activities	6,825	54,376

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $3.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental income, including reimbursable expenses of $6.2 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio of $2.7 million.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $15.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to acquisition and development activity. The Company spent $88.2 million on the acquisition of real estate and $1.3 million was provided to fund real estate development during the three months ended March 31, 2021 compared to $74.2 million during the three months ended March 31, 2020.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $47.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily attributed to the exercise of the over-allotment option in the Private Offering of common stock of $54.6 million which occurred during the three months ended March 31, 2020. Additionally, the Company paid $5.7 million of dividends during the three months ended March 31, 2021 and none in the prior period. Lastly, the net decrease is offset by $13.0 million on borrowings under the Revolver during the three months ended March 31, 2021.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019 upon the filing of its U.S. federal income tax return for such taxable year. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2021 to receive a full dividends paid deduction.

The Company made a joint election with NETSTREIT TRS for it to be treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During three months ended March 31, 2021, the Company recognized state and local and franchise tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

A discussion of new accounting standards and the possible effects of these standards on our condensed consolidated financial statements is included in “Note 2 - Summary of Significant Accounting Policies” of our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of the our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: FFO, Core FFO, AFFO, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent, gains from forfeited earnest money deposits, non-recurring public company costs, representing consulting fees that we have incurred in preparing to become a public company and non-cash compensation expense (“Adjusted EBITDAre”), net operating income (“NOI”) and cash net operating income (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$741	$(1,552)
Depreciation and amortization of real estate	5,852	2,272
Provision for impairment	69	—
FFO	6,662	720
Adjustments:
Gain on forfeited earnest money deposit	—	(250)
144A and IPO transaction costs(1)	—	709
Core FFO	6,662	1,179
Adjustments:
Straight-line rental revenue	(240)	(154)
Amortization of deferred financing costs	157	152
Amortization of above/below market lease intangibles	(190)	8
Non-cash compensation expense	557	—
AFFO	$6,946	$1,185

(1) These expenses represent a subset of transaction costs as presented on the condensed consolidated statement of operations and comprehensive income (loss).

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$741	$(1,552)
Depreciation and amortization of real estate	5,852	2,272
Amortization of above/below market lease intangibles	(190)	8
Non-real estate depreciation and amortization	77	74
Interest expense, net	905	1,699
Income tax expense	50	—
EBITDA	7,435	2,501
Adjustments:
Provision for impairments	69	—
EBITDAre	7,504	2,501
Adjustments:
Straight-line rental revenue	(240)	(154)
Gain on forfeited earnest money deposit	—	(250)
144A and IPO transaction costs(1)	—	709
Non-cash compensation expense	557	—
Adjusted EBITDAre	$7,821	$2,806

(1) These expenses represent a subset of transaction costs as presented on the condensed consolidated statement of operations and comprehensive income (loss).

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (loss) (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, depreciation and amortization, gains (or losses) on sales of depreciable property, gain from forfeited earnest money deposits and real estate impairment losses. We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease intangibles to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$741	$(1,552)
General and administrative	3,137	1,886
Depreciation and amortization	5,929	2,346
Provisions for impairment	69	—
Transaction costs	151	1,094
Interest expense, net	905	1,699
Income tax expense	50	—
Gain on forfeited earnest money deposit	—	(250)
NOI	10,982	5,223
Straight-line rental revenue	(240)	(154)
Amortization of above/below market lease intangibles	(190)	8
Cash NOI	$10,552	$5,077

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of March 31, 2021, we had total indebtedness of approximately $175.0 million under the Term Loan and $13.0 million borrowed under the Revolver, both of which are floating rate debt with a variable interest rate. For the three months ended March 31, 2021, we had average daily outstanding borrowings on our Revolver of $0.4 million.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15% as of March 31, 2021. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2021, which assumes a 1% adverse change in the interest rate as of March 31, 2021, the estimated market risk exposure for the Revolver was less than $0.1 million.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

As of December 31, 2020, the Company’s Term Loan and Revolver, which mature on December 23, 2024 and December 23, 2023, respectively, are indexed to LIBOR. The Company continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if

LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the company.

Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently subject to any lawsuits, claims, or other legal proceedings.

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

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

Through March 31, 2021, our operating partnership used all of the net proceeds as follows: (a) approximately $0.1 million to redeem the outstanding shares of our 12.0% Series A Cumulative Non-Voting Preferred Stock, (b) approximately $50.0 million to repay borrowings under our revolving credit facility that were drawn after June 30, 2020 to fund acquisitions of properties, and (c) $177.2 million to fund additional acquisitions of properties. None of the proceeds were used to make payments to: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on August 14, 2020.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1*†	Form of 2021 Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan.

10.2*	Amended and Restated Facilities Agreement, dated April 27, 2021, by and between EBA OpCO, LLC and NETSTREIT Corp.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

April 29, 2021	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 29, 2021	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

April 29, 2021	/s/ PATRICIA MCBRATNEY
Date	Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)