Form 10-Q
period 2021-06-30
NETSTREIT Corp.
filed 2021-07-29
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 26, 2021 was 39,525,978.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Real estate, at cost:
Land	$233,068	$189,373
Buildings and improvements	479,858	358,360
Total real estate, at cost	712,926	547,733
Less accumulated depreciation	(18,652)	(10,111)
Property under development	5,316	—
Real estate held for investment, net	699,590	537,622
Assets held for sale	16,700	14,802
Cash, cash equivalents and restricted cash	88,140	92,643
Lease intangible assets, net	99,620	75,024
Other assets, net	8,964	5,724
Total assets	$913,014	$725,815
Liabilities and equity
Liabilities:
Term loan, net	$174,217	$174,105
Lease intangible liabilities, net	22,186	16,930
Liabilities related to assets held for sale	402	399
Accounts payable, accrued expenses and other liabilities	6,733	6,308
Total liabilities	203,538	197,742
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 39,525,978 and 28,203,545 shares issued and outstanding, respectively	395	282
Additional paid-in capital	704,269	501,045
Distributions in excess of retained earnings	(23,140)	(7,464)
Accumulated other comprehensive income	2,181	235
Total stockholders’ equity	683,705	494,098
Noncontrolling interests	25,771	33,975
Total equity	709,476	528,073
Total liabilities and equity	$913,014	$725,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue (including reimbursable)	$13,798	$7,117	$25,730	$12,625
Operating expenses
Property	1,315	434	2,265	719
General and administrative	3,991	1,846	7,127	3,732
Depreciation and amortization	7,075	3,116	13,004	5,462
Provisions for impairment	3,469	1,410	3,539	1,410
Transaction costs	181	634	332	1,728
Total operating expenses	16,031	7,440	26,267	13,051
Other (expense) income
Interest expense, net	(894)	(1,098)	(1,799)	(2,797)
Gain on sales of real estate, net	497	1,016	497	1,016
Gain on forfeited earnest money deposit	—	—	—	250
Total other (expense) income, net	(397)	(82)	(1,302)	(1,531)
Net loss before income tax expense	(2,630)	(405)	(1,839)	(1,957)
Income tax expense	—	—	(50)	—
Net loss	(2,630)	(405)	(1,889)	(1,957)
Net loss attributable to noncontrolling interests	(94)	(111)	(54)	(536)
Preferred stock dividends	—	6	—	6
Net loss attributable to common shareholders	$(2,536)	$(300)	$(1,835)	$(1,427)
Amounts available to common shareholders per common share:
Basic	$(0.07)	$(0.03)	$(0.06)	$(0.13)
Diluted	$(0.07)	$(0.03)	$(0.06)	$(0.13)
Weighted average common shares:
Basic	38,018,588	11,797,645	33,236,262	11,105,709
Diluted	38,018,588	11,797,645	33,236,262	11,105,709
Other comprehensive (loss) income:
Net loss	$(2,630)	$(405)	$(1,889)	$(1,957)
Change in value on derivatives, net	(265)	—	2,058	—
Total comprehensive (loss) income	$(2,895)	$(405)	$169	$(1,957)
Comprehensive (loss) income attributable to noncontrolling interests	(106)	(111)	58	(536)
Comprehensive (loss) income attributable to common shareholders	$(2,789)	$(294)	$111	$(1,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	—	$—	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
OP Units converted to common stock	—	—	253,344	3	4,920	—	—	4,923	(4,923)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(5,687)	—	(5,687)	(307)	(5,994)
Dividends declared on restricted stock	—	—	—	—	—	(132)	—	(132)	—	(132)
Vesting of restricted stock units	—	—	15,190	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(4,962)	—	(90)	—	—	(90)	—	(90)
Stock-based compensation	—	—	—	—	557	—		557	—	557
Other comprehensive income	—	—	—	—	—	—	2,199	2,199	124	2,323
Net income	—	—	—	—	—	701	—	701	40	741
Balance at March 31, 2021	—	$—	28,467,117	$285	$506,432	$(12,582)	$2,434	$496,569	$28,909	$525,478
Issuance of common stock in public offering	—	—	10,915,688	109	203,468	—	—	203,577	—	203,577
Offering and related costs of common stock	—	—	—	—	(9,416)	—	—	(9,416)	—	(9,416)
OP Units converted to common stock	—	—	143,173	1	2,744	—	—	2,745	(2,745)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(7,890)	—	(7,890)	(287)	(8,177)
Dividends declared on restricted stock	—	—	—	—	—	(132)	—	(132)	—	(132)
Stock-based compensation	—	—	—	—	1,041	—		1,041	—	1,041
Other comprehensive loss	—	—	—	—	—	—	(253)	(253)	(12)	(265)
Net loss	—	—	—	—	—	(2,536)	—	(2,536)	(94)	(2,630)
Balance at June 30, 2021	—	$—	39,525,978	$395	$704,269	$(23,140)	$2,181	$683,705	$25,771	$709,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	8,860,760	$89	$164,416	$28	$—	$164,533	$87,899	$252,432
Issuance of preferred stock	125	125	—	—	—	—	—	125	—	125
Offering and related costs of preferred stock	—	(21)	—	—	—	—	—	(21)	—	(21)
Issuance of common stock in private offering	—	—	2,936,885	29	57,974	—	—	58,003	—	58,003
Offering and related costs of common stock	—	—	—	—	(3,444)	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	—	—	(1,127)	—	(1,127)	(425)	(1,552)
Balance at March 31, 2020	125	$104	11,797,645	$118	$218,946	$(1,099)	$—	$218,069	$87,474	$305,543
Dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)	—	(6)
Net loss	—	—	—	—	—	(294)	—	(294)	(111)	(405)
Balance at June 30, 2020	125	$104	11,797,645	$118	$218,946	$(1,399)	$—	$217,769	$87,363	$305,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,889)	$(1,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,004	5,462
Amortization of deferred financing costs	314	307
Noncash revenue adjustments	(886)	(1,342)
Stock-based compensation expense	1,598	—
Gain on sale of real estate, net	(497)	(1,016)
Gain on forfeited earnest money deposit	—	(250)
Provisions for impairment	3,539	1,410
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,366)	(916)
Accounts payable, accrued expenses and other liabilities	166	1,223
Lessee improvement obligations	—	(1,125)
Lease incentive payments	(225)	—
Net cash provided by operating activities	13,758	1,796
Cash flows from investing activities
Acquisitions of real estate	(205,167)	(224,700)
Real estate development and improvements	(5,647)	(615)
Earnest money deposits	349	(747)
Purchase of computer equipment	(10)	(41)
Proceeds from sale of real estate	12,319	9,917
Net cash used in investing activities	(198,156)	(216,186)
Cash flows from financing activities
Issuance of common stock in public offering, net	194,161	—
Issuance of common stock in private offering, net	—	54,559
Issuance of preferred stock, net	—	104
Payment of preferred stock dividends	—	(6)
Payment of common stock dividends	(13,577)	—
Payment of OP unit distributions	(594)	—
Payment of restricted stock dividends	(5)	—
Proceeds under revolving credit facility	13,000	—
Repayments under revolving credit facility	(13,000)	—
Repurchase of common stock for tax withholding obligations	(90)	—
Deferred offering costs	—	(1,526)
Deferred financing costs	—	(75)
Net cash provided by financing activities	179,895	53,056
Net change in cash, cash equivalents and restricted cash	(4,503)	(161,334)
Cash, cash equivalents and restricted cash at beginning of the period	92,643	169,319
Cash, cash equivalents and restricted cash at end of the period	$88,140	$7,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,352	$2,575
Supplemental disclosures of non-cash investing and financing activities:
OP units converted into common stock	$7,668	$—
Dividends declared and unpaid on restricted stock	$264	$—
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$—	$245
Cash flow hedge change in fair value	$2,058	$—

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
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of June 30, 2021, the Company owned 266 properties, located in 39 states, including two properties under development, and an additional property under development with a non-binding option to purchase, for a total of 267 properties.

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

April 2021 Offering

On April 12, 2021, the Company completed a public offering of 10,915,688 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,423,785 shares of common stock. Upon closing of the offering, the Company issued 10,915,688 shares of common stock and received net proceeds of $194.2 million after deducting the underwriting discount and transaction costs of $9.4 million. The Company contributed the net proceeds of the offering and related underwriters’ option to the Operating Partnership in exchange for 10,915,688 Class A OP Units.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2020, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for the full year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform with current period presentation. Transaction costs within the condensed consolidated statements of operations and comprehensive (loss) income were previously included within the caption “general and administrative.”

Risk and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization announced a new strain of coronavirus (“COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease. COVID-19 and the measures taken to limit its spread have, and may continue to, negatively impact the economy across many industries, including industries in which our tenants operate. The impacts may continue and increase in severity as the duration of the pandemic lengthens or new variants are identified. As a result, the Company is not yet able to determine the full impact of COVID-19 on its operations, and therefore, whether any such impact will be material. However, the Company’s operations and cash flows during the three and six months ended June 30, 2021 were not materially impacted by COVID-19. The Company has collected 100.0% of all rent payments for the three and six months ended June 30, 2021. In addition, the Company has not provided for any rent abatements or deferrals since August 1, 2020.

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

Total depreciation and amortization expense was $7.1 million and $3.1 million during the three months ended June 30, 2021 and 2020, respectively. Total depreciation and amortization expense was $13.0 million and $5.5 million during the six months ended June 30, 2021 and 2020, respectively.

Depreciation expense on real estate held for investment and computer equipment was $4.9 million and $2.2 million during the three months ended June 30, 2021 and 2020, respectively. Depreciation expense on real estate held for investment and computer equipment was $9.0 million and $3.8 million during the six months ended June 30, 2021 and 2020, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commissions were $2.2 million and $0.9 million during the three months ended June 30, 2021 and 2020, respectively. Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commissions were $4.0 million and $1.7 million during the six months ended June 30, 2021 and 2020, respectively.
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

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the interim period ended June 30, 2021 or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of June 30, 2021 and December 31, 2020, there were five and three properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total provision for impairment	$3,469	$1,410	$3,539	$1,410
Number of properties: (1)
Classified as held for sale	2	2	2	2
Disposed within the period	—	—	1	—

(1)     Includes the number of properties that were impaired and classified as held for sale or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. The Company had $2.3 million of restricted cash as of June 30, 2021, which was included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. The Company had $14.8 million of restricted cash as of December 31, 2020.

The Company’s bank balances as of June 30, 2021 and December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

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

Capitalized above-market and below-market lease values and lease incentives are amortized on a straight-line basis as a reduction or increase of rental revenue as appropriate over the remaining non-cancellable terms of the respective leases.

An allowance for doubtful accounts is provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specific disputed amounts. Such allowances are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Stock-Based Compensation

The Company has a share-based compensation award program for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income. We classify stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718 and ASC 480. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Transaction Costs

Transaction costs represent costs incurred by the Company to facilitate the private offering, formation transactions and initial public offering. In addition, transaction costs include the costs associated with abandoned acquisitions and other acquisition related activity. There were no offering costs incurred during the three or six months ended June 30, 2021. Offering costs for the three and six months ended June 30, 2020 were $0.6 million and $1.3 million, respectively. Acquisition related expenses were $0.2 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Acquisition related expenses were $0.3 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

During the three and six months ended June 30, 2021, the Company recognized franchise and other state and local tax expenses which are included in general and administrative and recognized state and federal income tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the three and six months ended June 30, 2021 and 2020 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

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

During the three months ended June 30, 2021 and 2020, the Company’s rental revenues were derived from 64 separate tenants leasing 270 total properties and 53 separate tenants leasing 162 properties, respectively. During these periods there were no tenants with rental revenue that exceeded 10% of total rental revenue.

During the six months ended June 30, 2021 and 2020, the Company’s rental revenues were derived from 65 separate tenants leasing 271 total properties and 53 separate tenants leasing 162 properties, respectively. During this period there were no tenants with rental revenue that exceeded 10% of total rental revenue.

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of June 30, 2021, the Company owned 266 single-tenant retail net leased properties spanning 39 states, with tenants representing 59 different brands or concepts across 23 retail sectors. As of June 30, 2021, the remaining terms of leases range from 2-33 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive (loss) income and is presented net of provision for doubtful accounts. There were no provisions for doubtful accounts during the three and six months ended June 30, 2021 and 2020.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenue
Fixed lease income (1)	$12,497	$6,633	$23,450	$11,858
Variable lease income (2)	1,067	354	1,856	645
Other rental revenue:
Above/below market lease amortization, net	237	130	427	122
Lease incentives	(3)	—	(3)	—
Rental revenue (including reimbursables)	$13,798	$7,117	$25,730	$12,625

(1)     Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2021 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2021	$26,948
2022	54,308
2023	54,354
2024	54,324
2025	54,122
Thereafter	308,366
$552,422

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Note 4 – Real Estate Investments

Acquisitions

During the six months ended June 30, 2021, the Company acquired 66 properties for a total purchase price of $205.2 million, inclusive of $2.3 million of capitalized acquisition costs. During the six months ended June 30, 2020, the Company acquired 68 properties for a total purchase price of $224.7 million, inclusive of $2.5 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Land	$49,634	$73,540
Buildings	112,637	113,797
Site improvements	15,473	14,496
Tenant improvements	3,242	4,582
In-place lease intangible assets	23,710	28,128
Above-market lease intangible assets	6,487	526
Assumed receivables	44	—
Construction-in-progress assets	—	270
Fuel equipment	—	156
	211,227	235,495
Liabilities assumed
Below-market lease intangible liabilities	(6,060)	(8,902)
Accounts payable, accrued expense and other liabilities	—	(1,893)
Purchase price (including acquisition costs)	$205,167	$224,700

Development

During the six months ended June 30, 2021, the Company invested a total of $1.9 million in a development project in Yuma, Arizona. The Company has a non-binding purchase option to acquire the property upon completion with the sole tenant commencing lease payments in 2022. These amounts are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2021.

During the six months ended June 30, 2021, the Company also invested a total of $3.4 million, including the purchase price of $3.2 million, in two properties in Fond Du Lac, Wisconsin. Upon acquisition, the Company commenced development of two build-to-suit projects, which are expected to be completed in September 2021. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2021.

During the six months ended June 30, 2020, the Company acquired two properties in North Little Rock, Arkansas and commenced development of two build-to-suit projects. The total combined cost for the projects was $2.5 million which were completed in July and December 2020, respectively. Rent commenced in July 2020 and January 2021, respectively. These amounts were included in buildings and improvements in the accompanying condensed consolidated balance sheets as of December 31, 2020.

Dispositions

During the six months ended June 30, 2021, the Company sold five properties for a total sales price, net of disposal costs, of $12.3 million, recognizing a gain of $0.5 million on the sales.

During the six months ended June 30, 2020, the Company sold two properties for a total sales price, net of disposal costs, of $9.9 million, recognizing a gain of $1.0 on the sales.

During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit, which upon the third-party’s failure to perform under the purchase and sale agreement in the first quarter of 2020, was recognized as a gain.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$91,742	$(7,858)	$83,884	$69,470	$(4,146)	$65,324
Above-market leases	15,930	(843)	15,087	9,607	(481)	9,126
Assembled workforce	873	(446)	427	873	(299)	574
Lease incentives	225	(3)	222	—	—	—
Total Intangible assets	$108,770	$(9,150)	$99,620	$79,950	$(4,926)	$75,024

Liabilities:
Below-market leases	$24,001	$(1,815)	$22,186	$17,951	$(1,021)	$16,930

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2021 and as of December 31, 2020 by category were as follows:

	Years Remaining
	June 30, 2021	December 31, 2020
In-place leases	10.3	11.1
Above-market leases	13.5	12.6
Below-market leases	12.6	13.4
Assembled workforce	1.5	2.0
Lease incentives	13.2	—

The Company records amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive (loss) income related to the amortization of intangibles assets and liabilities for all property and ground leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization:
Amortization of in-place leases	$2,133	$863	$3,852	$1,531
Amortization of assembled workforce	73	73	147	145
	$2,206	$936	$3,999	$1,676

Net adjustment to rental revenue:
Above-market lease assets	(194)	(88)	(377)	(221)
Below-market lease liabilities	431	218	803	343
Lease incentives	(3)	—	(3)	—
	$234	$130	$423	$122
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of June 30, 2021, for the next five years and thereafter (in thousands):

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
In-place leases	$4,759	$9,519	$9,397	$9,190	$8,991	$42,028	$83,884
Assembled workforce	145	282	—	—	—	—	427
Amortization expense	$4,904	$9,801	$9,397	$9,190	$8,991	$42,028	$84,311

Above-market lease assets	(595)	(1,190)	(1,190)	(1,186)	(1,185)	(9,741)	(15,087)
Below-market lease liabilities	982	1,964	1,957	1,939	1,919	13,425	22,186
Lease incentives	(8)	(17)	(17)	(17)	(17)	(146)	(222)
Net adjustment to rental revenue	$379	$757	$750	$736	$717	$3,538	$6,877

Note 6 – Debt

Debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Term Loan (due December 23, 2024)	$175,000	$175,000
Unamortized discount and debt issuance costs	(783)	(895)
Unamortized deferred financing costs, net(1)	(997)	(1,198)
Total debt, net	$173,220	$172,907
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

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility is unsecured as the Administrative Agent released the collateral in connection with the Company’s satisfaction of the collateral release requirements in the fourth quarter of 2020. Therefore interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The stated interest rate as of June 30, 2021 was 1.25%.

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

Deferred financing costs are being amortized over the remaining terms of each respective loan. Term Loan deferred financing costs of $1.1 million, of which $0.8 million and $0.9 million is unamortized at June 30, 2021 and December 31, 2020, respectively, is included within Term Loan, net on the condensed consolidated balance sheets. Revolver deferred financing costs of $1.6 million, of which $1.0 million and $1.2 million is unamortized at June 30, 2021 and December 31, 2020, respectively, is included within other assets, net on the condensed consolidated balance sheets.

Total deferred financing costs amortized on the Term Loan and Revolver for the three months ended June 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively and $0.3 and $0.3 for the six months ended June 30, 2021 and 2020, respectively. This is included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

For the three months ended June 30, 2021 and 2020, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of the interest rate hedge, of 1.30% and 1.87%, respectively and 1.28% and 2.55% for the six months ended June 30, 2021 and 2020, respectively.

The Company incurred interest expense in connection with the Term Loan for the three months ended June 30, 2021 and 2020 of $0.6 million and $0.8 million, respectively and $1.2 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the Term Loan as of June 30, 2021 and December 31, 2020.

The Company incurred interest expense, exclusive of facility fees for unused capacity, on borrowings under the Revolver of less than $0.1 million for the three months ended June 30, 2021 with a weighted average interest rate of 0.33%. No interest was incurred for the three months ended June 30, 2020. For the six months ended June 30, 2021, interest expense was less than $0.1 million, with a weighted average interest rate of 1.24%. No interest was incurred for the six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Revolver. The Company also incurred interest expense in connection with unused capacity for the three months ended June 30, 2021 and 2020 of $0.2 million and $0.2 million, respectively and $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021, the Company capitalized less than $0.1 million of interest expense associated with properties under development. No interest expense was capitalized for the three and six months ended June 30, 2020.

The Company was in compliance with all of its debt covenants as of June 30, 2021 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan are due on December 23, 2024.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan. Accordingly, the interest rate for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of June 30, 2021 of 0.10%, plus a margin of 1.15%. The maturity date of the interest rate swaps coincide with the maturity date of the Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate swaps	4	4	$175,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps	Other assets, net	$2,311	$253

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
For the Three Months Ended June 30
Interest Rate Products	$(311)	$—	Interest expense, net	$(45)	$—

For the Six Months Ended June 30
Interest Rate Products	$1,979	$—	Interest expense, net	$(79)	$—

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and six months ended June 30, 2021 and 2020. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative liabilities measured at fair value on a recurring basis as of June 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2021
Derivative assets	$—	$2,311	$—	$2,311

December 31, 2020
Derivative assets	—	253	—	253

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Earnest money deposits	$285	$634
Deferred financing costs, net	997	1,198
Accounts receivable, net	2,215	1,489
Deferred rent receivable	1,648	1,407
Fair value of interest rate swaps	2,311	253
Other assets	1,508	743
	$8,964	$5,724

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued expenses	$2,861	$2,035
Accrued bonus	908	1,561
Prepaid rent	1,688	1,551
Accounts payable	715	916
Other liabilities	561	245
	$6,733	$6,308

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

On April 12, 2021, the Company completed a public offering of 10,915,688 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,423,785 shares of common stock. Upon closing of the offering, the Company issued 10,915,688 shares of common stock and received net proceeds of $194.2 million after deducting the underwriting discount and transaction costs of $9.4 million. The Company contributed the net proceeds of the offering and related underwriters’ option to the Operating Partnership in exchange for 10,915,688 Class A OP Units.

During the six months ended June 30, 2021, portions of restricted stock unit awards granted to certain of the Company’s officers and directors vested. The vesting of these awards, granted pursuant to the Omnibus Incentive Plan (as defined in “Note 10 - Stock-Based Compensation”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers elected to surrender approximately five thousand shares of common stock valued at approximately $0.1 million, solely to pay the associated statutory tax withholding during the year ended December 31, 2021. The surrendered shares are included in repurchase of shares of common stock on the condensed consolidated statements of cash flows.

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

Dividends

During the six months ended June 30, 2021, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2021	$0.20	March 15, 2021	$5,687	March 30, 2021
April 27, 2021	0.20	June 1, 2021	$7,890	June 15, 2021
	$0.40		$13,577

The holders of OP Units are entitled to an equal distribution per Class A and B OP Unit held as of each record date. Accordingly, during the six months ended June 30, 2021, the Operating Partnership paid distributions of $0.6 million to holders of OP Units. There were no dividends or distributions declared or paid for the three and six months ended June 30, 2020.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2021 and December 31, 2020, noncontrolling interests represented 3.3% and 5.9%, respectively of OP Units. During the three months ended June 30, 2021, OP Unit holders redeemed 143,173 OP units into shares of common stock on a one-for-one basis. During the six months ended June 30, 2021, OP Unit holders redeemed 396,517 OP units into shares of common stock on a one-for-one basis. There were no redemptions for the three and six months ended June 30, 2020.

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

As of June 30, 2021, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $1.0 million and $1.6 million for the three and six months ended June 30, 2021. No stock-based compensation expense was recognized for the three and six months ended June 30, 2020. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

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

The following table summarizes performance-based restricted stock unit activity for the period ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	207,803	$19.75
Vested during the period	(15,190)	19.75
Unvested restricted stock grants outstanding as of June 30, 2021	192,613	$19.75

For the three and six months ended June 30, 2021, the Company recognized $0.3 million and $0.6 million, respectively, in stock-based compensation expense associated with performance-based restricted stock units. As of June 30, 2021 and December 31, 2020, the remaining unamortized stock-based compensation expense totaled $1.9 million and $2.6 million, respectively and as of June 30, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.3 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based restricted stock unit activity for the period ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	169,793	$18.00
Granted during the period	161,185	17.47
Unvested restricted stock grants outstanding as of June 30, 2021	330,978	$17.74

For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $0.7 million, respectively, in stock-based compensation expense associated with service-based restricted stock units. As of June 30, 2021 and December 31, 2020, the remaining unamortized stock-based compensation expense totaled $5.0 million and $2.8 million, respectively and as of June 30, 2021, these awards are expected to be recognized over a remaining weighted average period of 3.3 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table summarizes market-based restricted stock unit activity for the period ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	—	$—
Granted during the period	135,766	17.77
Unvested restricted stock grants outstanding as of June 30, 2021	135,766	$17.77

For the three and six months ended June 30, 2021, the Company recognized $0.2 million in stock-based compensation expense associated market-based restricted stock units. As of June 30, 2021, the remaining unamortized stock-based compensation expense totaled $2.2 million and as of June 30, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.7 years.

Note 11 – Earnings Per Share

Net loss per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units and using the if-converted method to determine the potential dilutive effect of the Company’s OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(2,630)	$(405)	$(1,889)	$(1,957)
Net loss attributable to noncontrolling interest	94	111	54	536
Cumulative preferred stock dividends and redemption premium	—	(6)	—	(6)
Net loss attributable to common shares, basic	(2,536)	(300)	(1,835)	(1,427)
Net loss attributable to noncontrolling interest	94	111	54	536
Net loss attributable to common shares, diluted	$(2,630)	$(411)	$(1,889)	$(1,963)

Denominator:
Weighted average common shares outstanding, basic and diluted	38,018,588	11,797,645	33,236,262	11,105,709

Net loss available to common stockholders per common share, basic	$(0.07)	$(0.03)	$(0.06)	$(0.13)
Net loss available to common stockholders per common share, diluted	$(0.07)	$(0.03)	$(0.06)	$(0.13)

For the periods presented, diluted net loss per common share does not assume the conversion of OP Units or unvested RSUs as such conversion would be antidilutive.

For the three months ended June 30, 2021 diluted net loss per common share does not assume the conversion of 1,438,969 OP Units or 332,781 unvested RSUs and for the three months ended June 30, 2020 does not assume the conversion of 4,449,019 OP Units.

For the six months ended June 30, 2021 diluted net loss per common share does not assume the conversion of 1,527,160 OP Units or 210,370 unvested RSUs and for the six months ended June 30, 2020 does not assume the conversion of 4,449,019 OP Units.

As of June 30, 2021 and December 31, 2020, there were 1,355,365 and 1,751,882 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of June 30, 2021, the Company had commitments to fund properties under development totaling $10.4 million, of which $5.3 million has been funded to date and the remaining is expected to be funded over the next eight months.

As of June 30, 2021, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

During March 2021, the Company executed the Alignment of Interest Program (the “Program”) which allows employees to elect to receive a portion of their 2021 bonus in unvested restricted stock units in the first quarter of 2022 and would vest over a four-year service period beginning April 1, 2021. The Program is deemed to be a liability-classified award which will be fair valued and accrued over the applicable service period beginning April 1, 2021. The total estimated fair value of the Program as of June 30, 2021 is approximately $1.0 million. The award will be remeasured to fair value each reporting period. For the three and six months ended June 30, 2021, the Company recognized less than $0.1 million in stock-based compensation expense associated with liability-classified awards.

Note 13 – Related-Party Transactions

Effective with the Private Offering and commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC (“EB Arrow”), which was subsequently amended in April 2021. Under the facilities agreement, the Company shares in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. For the three months ended June 30, 2021 and 2020, the Company incurred less than $0.1 million in related expenses. For the six months ended June 30, 2021 and 2020, the Company incurred approximately $0.1 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to June 30, 2021 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On July 27, 2021, the Company's Board of Directors declared a cash dividend of $0.20 per share for the third quarter of 2021 which will be paid on September 15, 2021 to shareholders of record on September 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 and other reports filed with the SEC from time to time.

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

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified operating portfolio consists of 264 single-tenant retail net leased properties spanning 39 states, with tenants representing 59 different brands or concepts across 23 retail sectors. Our portfolio generates annualized base rent (“ABR”)(1) of $55.3 million and is 100% occupied, with a weighted average lease term (“WALT”) of 9.9 years and consisting of approximately 70% and 14% of investment grade tenants and investment grade profile tenants, respectively, by ABR, which we believe provides us with a strong, stable source of recurring cash flow. Our tenants operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We completed our initial public offering on August 17, 2020 and our common stock trades on the New York Stock Exchange under the symbol “NTST.”

(1)    ABR is calculated by multiplying (i) cash rental payments (a) for the month ended June 30, 2021 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of June 30, 2021, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

COVID-19
We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including the identification and spread of variants. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements included herein. The Company’s operations and cash flows for the three and six months ended June 30, 2021 and 2020 were not materially impacted by COVID-19.

Recent Developments

We seek to maximize long-term earnings growth and shareholder value primarily through the acquisition of strategically positioned assets throughout the United States, specifically focusing on properties with tenants which are considered essential businesses. We had deployed all $227.3 million of the proceeds from the Company's initial public offering to fund acquisitions through March 31, 2021 and repaid $50 million of outstanding borrowings under our Revolver (as defined in “Note 6 - Debt” to our condensed consolidated financial statements included herein) in August 2020. On April 12, 2021, the Company completed a public offering of 10,915,688 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,423,785 shares of common stock. Upon closing, the Company issued 10,915,688 shares of common stock and received net proceeds of $194.2 million after deducting the underwriting discount and transaction costs of $9.4 million. We used the net proceeds to repay the $13.0 million of outstanding borrowings under the Revolver and intend to use the remainder of the net proceeds for general corporate purposes, including the acquisition of properties in our pipeline.

Results of Operations

Overall

The Company continued to grow its assets held for investment by increasing its asset base from 203 properties as of December 31, 2020 to 267 properties as of the end of June 30, 2021, inclusive of real estate development projects. The Company has committed to three real estate development projects with total projected capital spend of $10.4 million of which $5.3 million has been funded as of June 30, 2021. This growth has been facilitated by successfully raising $640.5 million of net equity capital as a result of private and public offerings since December 23, 2019.

Acquisitions

During the three months ended June 30, 2021, the Company acquired 35 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $116.8 million. The acquisitions were all accounted for as asset acquisitions. These properties are located in 15 states with a WALT of approximately 9.7 years. The underwritten weighted-average capitalization rate on the Company’s second quarter acquisitions was approximately 6.5%.

During the six months ended June 30, 2021, the Company acquired 66 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $205.2 million. These properties are located in 27 states with a WALT of approximately 9.3 years. The underwritten weighted-average capitalization rate on the Company’s year-to-date acquisitions was approximately 6.6%.

Development

The Company commenced development of a real-estate project in Yuma, Arizona in the first quarter of 2021. The Company has a non-binding purchase option to acquire the property upon completion with the sole tenant commencing lease payments in 2022. During the three and six months ended June 30, 2021, the Company invested $0.6 million and $1.9 million, respectively, in the project.

The Company also acquired two properties in Fond Du Lac, Wisconsin in the second quarter of 2021. Upon acquisition, the Company commenced development of two build-to-suit projects, which are expected to be completed in September 2021. During the three months ended June 30, 2021, the Company invested a total of $3.4 million in the projects.

Dispositions

During the three and six months ended June 30, 2021, the Company sold five properties for a total sales price, net of disposal costs, of $12.3 million, recognizing a gain on sale of $0.5 million.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$13,798	$7,117
Operating expenses
Property	1,315	434
General and administrative	3,991	1,846
Depreciation and amortization	7,075	3,116
Provisions for impairment	3,469	1,410
Transaction costs	181	634
Total operating expenses	16,031	7,440
Other (expense) income
Interest expense, net	(894)	(1,098)
Gain on sales of real estate, net	497	1,016
Total other (expense) income, net	(397)	(82)
Net loss	$(2,630)	$(405)

Revenue. Revenue for the three months ended June 30, 2021 increased by $6.7 million to $13.8 million from $7.1 million for the three months ended June 30, 2020. This is primarily due to an increase in the real estate portfolio from 94 properties as of January 1, 2020 to 264 properties as of June 30, 2021. The increase includes an increase in cash rental receipts of $6.4 million, a decrease in straight-line rental revenue of $0.7 million, and $1.0 million of combined net increases in property expense reimbursement and amortization of above- and below-market lease related intangible assets.

Total Operating Expenses. Total expenses increased by $8.6 million to $16.0 million for the three months ended June 30, 2021 as compared to $7.4 million for the three months ended June 30, 2020. The increase in operating expenses is primarily attributed to increases in the number of operating properties, provisions for impairment, and stock-based compensation, offset by prior period expenses associated with the consummation of the Company’s initial public offering in August 2020. Total operating expenses include the following:

•Property Expenses. Property expenses increased $0.9 million to $1.3 million for the three months ended June 30, 2021 from $0.4 million for the three months ended June 30, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 94 to 266 properties. The largest increases resulted from reimbursable property taxes of $0.4 million and reimbursable maintenance expense of $0.2 million.

•General and Administrative Expenses. General and administrative expenses increased $2.2 million to $4.0 million for the three months ended June 30, 2021 from $1.8 million for the three months ended June 30, 2020. The increase is primarily due to payroll expense associated with increased management and staff to support the Company as a newly public company of $0.3 million, an increase in stock-based compensation expense of $1.0 million, an increase in insurance related expenses of $0.3 million, increases to professional and administrative expenses of $0.3 million, and a combined net increase of $0.3 million in other general expenses.

•Depreciation and Amortization. Depreciation and amortization expense increased $4.0 million to $7.1 million for the three months ended June 30, 2021 from $3.1 million for the three months ended June 30, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $1.6 million, in-place lease amortization expense of $1.2 million, and building improvements depreciation expense of $0.9 million.

•Provision for Impairment. For the three months ended June 30, 2021, we recorded a provision for impairment of $3.5 million on two properties which were classified as held-for-sale as of June 30, 2021. For the three months ended June 30, 2020, we recorded a provision for impairment of $1.4 million on two properties which were classified as held-for-sale as of June 30, 2020 and subsequently sold. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $0.4 million to $0.2 million for the three months ended June 30, 2021 from $0.6 million for the three months ended June 30, 2020. The decrease in transaction costs primarily relates to a decrease of $0.6 million of expenses incurred in 2020 to facilitate our initial public offering, offset by net increases to costs incurred for abandoned acquisitions and expenses associated with property acquisitions.

Interest Expense. Interest expense decreased by $0.2 million to $0.9 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. The decrease is primarily due to the decrease in the effective interest rate of the Term Loan (as defined in “Note 6 - Debt” to our condensed consolidated financial statements included herein).

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $0.5 million to $0.5 million for the three months ended June 30, 2021 from $1.0 million for the three months ended June 30, 2020. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Number of properties sold	5	1
Sales price, net of disposal costs	$12,319	$9,369
Gain on sales of real estate, net	$497	$1,016

Net loss. Net loss increased $2.2 million to $2.6 million for the three months ended June 30, 2021 from a net loss of $0.4 million for the three months ended June 30, 2020. Net loss increased primarily due to an increase in provisions for impairment, offset by the growth in the size of our real estate investment portfolio, which generated additional rental revenues, offset partially by increases in depreciation and amortization expenses, and to increases in general and administrative expenses related to both our growth and the result of becoming a public company, as set forth above.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

The following table sets forth our operating results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$25,730	$12,625
Operating expenses
Property	2,265	719
General and administrative	7,127	3,732
Depreciation and amortization	13,004	5,462
Provisions for impairment	3,539	1,410
Transaction costs	332	1,728
Total operating expenses	26,267	13,051
Other (expense) income
Interest expense, net	(1,799)	(2,797)
Gain on sales of real estate, net	497	1,016
Gain on forfeited earnest money deposit	—	250
Total other (expense) income, net	(1,302)	(1,531)
Net loss before income tax expense	(1,839)	(1,957)
Income tax expense	(50)	—
Net loss	(1,889)	(1,957)

Revenue. Revenue for the six months ended June 30, 2021 increased by $13.1 million to $25.7 million from $12.6 million for the six months ended June 30, 2020. This is primarily due to an increase in the real estate portfolio from 94 properties as of January 1, 2020 to 264 properties as of June 30, 2021. The increase includes an increase in cash rental receipts of $12.0 million, combined net increases of property expense reimbursements of $1.4 million, of which $0.7 million was related to tax reimbursements, an increase in amortization of above- and below-market lease related intangible assets of $0.3 million, offset by a decrease in straight-line rental revenue of $0.6 million.

Total Operating Expenses. Total expenses increased by $13.2 million to $26.3 million for the six months ended June 30, 2021 as compared to $13.1 million for the six months ended June 30, 2020. The increase in operating expenses is primarily attributed to increases in the number of operating properties, provisions for impairment, and stock-based compensation, offset by prior period expenses associated with the consummation of the Company’s initial public offering in August 2020. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.6 million to $2.3 million for the six months ended June 30, 2021 from $0.7 million for the six months ended June 30, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 94 to 264 properties. The largest increases are from reimbursable property taxes of $0.7 million and reimbursable maintenance expense of $0.6 million.

•General and Administrative Expenses. General and administrative expenses increased $3.4 million to $7.1 million for the six months ended June 30, 2021 from $3.7 million for the six months ended June 30, 2020. The increase is primarily due to payroll expense associated with increased management and staff to support the Company as a newly public company of $0.7 million, an increase in stock-based compensation expense of $1.6 million, an increase in insurance related expenses of $0.5 million, and net increases to professional and administrative expenses of $0.3 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $7.5 million to $13.0 million for the six months ended June 30, 2021 from $5.5 million for the six months ended June 30, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $3.3 million, in-place lease amortization expense of $2.4 million, and building improvements depreciation expense of $1.7 million.

•Provision for Impairment. For the six months ended June 30, 2021, we recorded a provision for impairment of $3.5 million on three properties, one of which was classified as held-for-sale as of December 31, 2020 and sold during the period and two of which were classified as held-for-sale during the period. For the six months ended June 30, 2020, we recorded a provision for impairment of $1.4 million on two properties, which were classified as held-for-sale as of June 30, 2020 and subsequently sold. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $1.4 million to $0.3 million for the six months ended June 30, 2021 from $1.7 million for the six months ended June 30, 2020. The decrease in transaction costs includes a decrease of $1.3 million of expenses incurred in 2020 to facilitate our initial public offering and a decrease of $0.1 million of expenses incurred for abandoned acquisitions and expenses associated with property acquisitions.

Interest Expense. Interest expense decreased by $1.0 million to $1.8 million for the six months ended June 30, 2021 from $2.8 million for the six months ended June 30, 2020. The decrease is primarily due to the decrease in the effective interest rate of the Term Loan.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $0.5 million to $0.5 million for the six months ended June 30, 2021 from $1.0 million for the six months ended June 30, 2020. The table below summarizes the properties sold for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Number of properties sold	5	2
Sales price, net of disposal costs	$12,319	$9,917
Gain on sales of real estate, net	$497	$1,016

Net loss. Net loss decreased $0.1 million to $1.9 million for the six months ended June 30, 2021 from a net loss of $2.0 million for the six months ended June 30, 2020. Net loss decreased primarily due to growth in the size of our real estate investment portfolio, which generated additional rental revenues, offset partially by an increase in depreciation and amortization expenses, decreases in interest expense and transaction costs, an increase in provisions for impairment, and increases in general and administrative expenses related to both our growth and the result of becoming a public company, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities (including private and public offerings) and borrowings under our Credit Facility. As of June 30, 2021, we had a $175.0 million Term Loan and no borrowings outstanding under our $250.0 million Revolver. We believe that the net proceeds of $194.2 million from our April 2021 public offering of common stock, coupled with our cash flows from operations and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Contractual Obligations

As of June 30, 2021, our contractual obligations include the maturity of our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024.

During 2021, the Company borrowed and repaid $13.0 million on our $250.0 million Revolver at a weighted average interest rate, exclusive of deferred financing costs, of 1.24% to fund specifically identified property acquisitions.

The following table provides information with respect to our commitments as of June 30, 2021 (in thousands):

	Payment Due by Period
	Total	From July 1, 2021 to December 31, 2021	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$—	$175,000
Term Loan – Variable interest (1)	8,264	1,188	4,752	2,324
Unutilized borrowing fees on Revolver (2)	1,549	313	1,236	—
Total	$184,813	$1,501	$5,988	$177,324
(1)     Effective September 28, 2020, we entered into an interest rate hedge to fix the interest rate on our Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of June 30, 2021 of 0.10%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.
(2)     We are subject to a variable unutilized borrowing fee on our $250.0 million Revolver. This reflects our projected unutilized borrowing fee at 0.25% assuming no additional borrowing through the maturity date of December 23, 2023.

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of June 30, 2021, the Company had commitments to fund properties under development totaling $10.4 million, of which $5.3 million has been funded to date and the remaining is expected to be funded over the next eight months.

Credit Facility

In December 2019, we entered into a Credit Facility consisting of (i) a $175.0 million senior secured Term Loan and (ii) a $250.0 million senior secured Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is the Administrative Agent.

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility is unsecured as the Administrative Agent released the collateral in connection with the Company’s satisfaction of the collateral release requirements in the fourth quarter of 2020. Therefore, interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The stated interest rate as of June 30, 2021 was 1.25%.

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Effective September 28, 2020, such derivatives were used to hedge the variable cash flows associated with the Term Loan.

Historical Cash Flow Information

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020
(in thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$13,758	$1,796
Investing activities	(198,156)	(216,186)
Financing activities	179,895	53,056

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $12.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $12.0 million, offset primarily by increases in operating and general and administrative expenses associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $18.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily due to acquisition, development, and disposal activity. The Company spent $19.5 million less on the acquisition of real estate and received $2.4 million more as a result of disposals, offset by $5.0 million more spent on the development of real estate.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $126.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily attributed to $141.1 million of additional net proceeds received from the April 2021 public offering as compared to the exercise of the over-allotment option in the Private Offering in February 2020, including deferred offering costs. Additionally, the Company paid $14.2 million of dividends and distributions during the six months ended June 30, 2021 and none in the prior period. The Company also borrowed $13.0 million in the first quarter of 2021 which was repaid in the second quarter of 2021.

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

During the three and six months ended June 30, 2021, the Company recognized franchise and other state and local tax expenses which are included in general and administrative and recognized state and federal income tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds from operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent, gains from forfeited earnest money deposits, non-recurring public company costs, representing consulting fees that we have incurred in preparing to become a public company, and non-cash compensation expense (“Adjusted EBITDAre”), net operating income (“NOI”) and cash net operating income (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

AFFO is a non-GAAP financial measure defined as Core FFO adjusted for GAAP net income related to non-cash revenues and expenses, such as straight-line rent, amortization of above- and below-market lease-related intangibles, amortization of lease incentives, capitalized interest expense, non-cash compensation expense, and amortization of deferred financing costs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net loss	$(2,630)	$(405)	$(1,889)	$(1,957)
Depreciation and amortization of real estate	6,997	3,040	12,849	5,311
Provision for impairment	3,469	1,410	3,539	1,410
Gain on sale of real estate, net	(497)	(1,016)	(497)	(1,016)
FFO	7,339	3,029	14,002	3,748
Adjustments:
Gain on forfeited earnest money deposit	—	—	—	(250)
144A and IPO transaction costs(1)	—	570	—	1,279
Core FFO	7,339	3,599	14,002	4,777
Adjustments:
Straight-line rental revenue	(222)	(877)	(463)	(1,030)
Amortization of deferred financing costs	157	155	314	307
Amortization of above/below market lease intangibles	(237)	(130)	(427)	(122)
Amortization of lease incentives	3	—	3	—
Capitalized interest expense	(15)	—	(15)	—
Non-cash compensation expense	1,041	—	1,598	—
AFFO	$8,066	$2,747	$15,012	$3,932

(1)     These expenses represent a subset of transaction costs as presented on the condensed consolidated statements of operations and comprehensive (loss) income.

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net loss	$(2,630)	$(405)	$(1,889)	$(1,957)
Depreciation and amortization of real estate	6,997	3,040	12,849	5,311
Amortization of above/below market lease intangibles	(237)	(130)	(427)	(122)
Amortization of lease incentives	3	—	3	—
Non-real estate depreciation and amortization	78	76	155	151
Interest expense, net	894	1,098	1,799	2,797
Income tax expense	—	—	50	—
EBITDA	5,105	3,679	12,540	6,180
Adjustments:
Provision for impairments	3,469	1,410	3,539	1,410
Gain on sale of real estate, net	(497)	(1,016)	(497)	(1,016)
EBITDAre	8,077	4,073	15,582	6,574
Adjustments:
Straight-line rental revenue	(222)	(877)	(463)	(1,030)
Gain on forfeited earnest money deposit	—	—	—	(250)
144A and IPO transaction costs(1)	—	570	—	1,279
Non-cash compensation expense	1,041	—	1,598	—
Adjusted EBITDAre	$8,896	$3,766	$16,717	$6,573

(1)     These expenses represent a subset of transaction costs as presented on the condensed consolidated statements of operations and comprehensive (loss) income.

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (loss) (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, depreciation and amortization, gains (or losses) on sales of depreciable property, gain from forfeited earnest money deposits and real estate impairment losses. We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease intangibles and lease incentives to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net loss	$(2,630)	$(405)	$(1,889)	$(1,957)
General and administrative	3,991	1,846	7,127	3,732
Depreciation and amortization	7,075	3,116	13,004	5,462
Provisions for impairment	3,469	1,410	3,539	1,410
Transaction costs	181	634	332	1,728
Interest expense, net	894	1,098	1,799	2,797
Gain on sales of real estate, net	(497)	(1,016)	(497)	(1,016)
Income tax expense	—	—	50	—
Gain on forfeited earnest money deposit	—	—	—	(250)
NOI	12,483	6,683	23,465	11,906
Straight-line rental revenue	(222)	(877)	(463)	(1,030)
Amortization of above/below market lease intangibles	(237)	(130)	(427)	(122)
Amortization of lease incentives	3	—	3	—
Cash NOI	$12,027	$5,676	$22,578	$10,754

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of June 30, 2021, we had total indebtedness of approximately $175.0 million under the Term Loan and no borrowings under the Revolver, both of which are floating rate debt with a variable interest rate. For the three and six months ended June 30, 2021, we had average daily outstanding borrowings on our Revolver of $1.7 million and $1.1 million, respectively.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15% as of June 30, 2021. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2021, which assumes a 1% adverse change in the interest rate as of June 30, 2021, the estimated market risk exposure for the Revolver was less than $0.1 million.

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

Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

NETSTREIT Corp.

July 29, 2021	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 29, 2021	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

July 29, 2021	/s/ PATRICIA MCBRATNEY
Date	Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)