Form 10-Q
period 2021-09-30
NETSTREIT Corp.
filed 2021-10-28
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 26, 2021 was 39,624,924.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Real estate, at cost:
Land	$257,034	$189,373
Buildings and improvements	533,927	358,360
Total real estate, at cost	790,961	547,733
Less accumulated depreciation	(24,184)	(10,111)
Property under development	9,472	—
Real estate held for investment, net	776,249	537,622
Assets held for sale	138	14,802
Cash, cash equivalents and restricted cash	27,644	92,643
Lease intangible assets, net	109,403	75,024
Other assets, net	14,071	5,724
Total assets	$927,505	$725,815
Liabilities and equity
Liabilities:
Term loan, net	$174,274	$174,105
Revolving credit facility	17,000	—
Lease intangible liabilities, net	22,150	16,930
Liabilities related to assets held for sale	—	399
Accounts payable, accrued expenses and other liabilities	9,158	6,308
Total liabilities	222,582	197,742
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 39,617,805 and 28,203,545 shares issued and outstanding, respectively	396	282
Additional paid-in capital	706,312	501,045
Distributions in excess of retained earnings	(28,326)	(7,464)
Accumulated other comprehensive income	2,187	235
Total stockholders’ equity	680,569	494,098
Noncontrolling interests	24,354	33,975
Total equity	704,923	528,073
Total liabilities and equity	$927,505	$725,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue (including reimbursable)	$15,603	$9,652	$41,333	$22,277
Operating expenses
Property	1,737	624	4,002	1,344
General and administrative	3,776	4,109	10,904	7,841
Depreciation and amortization	8,074	4,692	21,078	10,153
Provisions for impairment	—	363	3,539	1,773
Transaction costs	132	1,241	464	2,969
Total operating expenses	13,719	11,029	39,987	24,080
Other income (expense)
Interest expense, net	(895)	(1,018)	(2,693)	(3,815)
Gain on sales of real estate, net	1,955	54	2,452	1,070
Gain on forfeited earnest money deposit	—	—	—	250
Total other income (expense), net	1,060	(964)	(241)	(2,495)
Net income (loss) before income tax expense	2,944	(2,341)	1,105	(4,298)
Income tax expense	—	—	(50)	—
Net income (loss)	2,944	(2,341)	1,055	(4,298)
Net income (loss) attributable to noncontrolling interests	96	(263)	42	(799)
Preferred stock dividends	—	36	—	42
Net income (loss) attributable to common shareholders	$2,848	$(2,114)	$1,013	$(3,541)
Amounts available to common shareholders per common share:
Basic	$0.07	$(0.11)	$0.03	$(0.26)
Diluted	$0.07	$(0.11)	$0.03	$(0.26)
Weighted average common shares:
Basic	39,559,605	18,825,389	35,359,551	13,771,457
Diluted	41,333,579	18,825,389	37,108,425	13,771,457
Other comprehensive income (loss):
Net income (loss)	$2,944	$(2,341)	$1,055	$(4,298)
Change in value on derivatives, net	5	(128)	2,063	(128)
Total comprehensive income (loss)	$2,949	$(2,469)	$3,118	$(4,426)
Comprehensive income (loss) attributable to noncontrolling interests	95	(281)	153	(817)
Comprehensive income (loss) attributable to common shareholders	$2,854	$(2,188)	$2,965	$(3,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	—	$—	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
OP Units converted to common stock	—	—	253,344	3	4,920	—	—	4,923	(4,923)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(5,687)	—	(5,687)	(307)	(5,994)
Dividends declared on restricted stock	—	—	—	—	—	(132)	—	(132)	—	(132)
Vesting of restricted stock units	—	—	15,190	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(4,962)	—	(90)	—	—	(90)	—	(90)
Stock-based compensation	—	—	—	—	557	—		557	—	557
Other comprehensive income	—	—	—	—	—	—	2,199	2,199	124	2,323
Net income	—	—	—	—	—	701	—	701	40	741
Balance at March 31, 2021	—	$—	28,467,117	$285	$506,432	$(12,582)	$2,434	$496,569	$28,909	$525,478
Issuance of common stock in public offering	—	—	10,915,688	109	203,468	—	—	203,577	—	203,577
Offering and related costs of common stock	—	—	—	—	(9,416)	—	—	(9,416)	—	(9,416)
OP Units converted to common stock	—	—	143,173	1	2,744	—	—	2,745	(2,745)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(7,890)	—	(7,890)	(287)	(8,177)
Dividends declared on restricted stock	—	—	—	—	—	(132)	—	(132)	—	(132)
Stock-based compensation	—	—	—	—	1,041	—		1,041	—	1,041
Other comprehensive loss	—	—	—	—	—	—	(253)	(253)	(12)	(265)
Net loss	—	—	—	—	—	(2,536)	—	(2,536)	(94)	(2,630)
Balance at June 30, 2021	—	$—	39,525,978	$395	$704,269	$(23,140)	$2,181	$683,705	$25,771	$709,476
OP Units converted to common stock	—	—	65,840	1	1,246	—	—	1,247	(1,247)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(7,916)	—	(7,916)	(265)	(8,181)
Dividends declared on restricted stock	—	—	—	—	—	(125)	—	(125)	—	(125)
Vesting of restricted stock units	—	—	35,000	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(9,013)	—	(229)	—	—	(229)	—	(229)
Stock-based compensation, net	—	—	—	—	1,026	7	—	1,033	—	1,033
Other comprehensive income	—	—	—	—	—	—	6	6	(1)	5
Net income	—	—	—	—	—	2,848	—	2,848	96	2,944
Balance at September 30, 2021	—	$—	39,617,805	$396	$706,312	$(28,326)	$2,187	$680,569	$24,354	$704,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	8,860,760	$89	$164,416	$28	$—	$164,533	$87,899	$252,432
Issuance of preferred stock	125	125	—	—	—	—	—	125	—	125
Offering and related costs of preferred stock	—	(21)	—	—	—	—	—	(21)	—	(21)
Issuance of common stock in private offering	—	—	2,936,885	29	57,974	—	—	58,003	—	58,003
Offering and related costs of common stock	—	—	—	—	(3,444)	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	—	—	(1,127)	—	(1,127)	(425)	(1,552)
Balance at March 31, 2020	125	$104	11,797,645	$118	$218,946	$(1,099)	$—	$218,069	$87,474	$305,543
Dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)	—	(6)
Net loss	—	—	—	—	—	(294)	—	(294)	(111)	(405)
Balance at June 30, 2020	125	$104	11,797,645	$118	$218,946	$(1,399)	$—	$217,769	$87,363	$305,132
Issuance of common stock in initial public offering	—	—	13,681,561	136	246,132			246,268		246,268
Offering and related costs of common stock	—	—	—	—	(18,947)	—	—	(18,947)	—	(18,947)
Dividends declared on preferred stock	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(2,430)	—	(2,430)	(419)	(2,849)
Dividends declared on restricted stock	—	—	—	—	—	(41)	—	(41)	—	(41)
Redemption of preferred stock upon initial public offering	(125)	(104)	—	—	—	(34)	—	(138)	—	(138)
Redemption of OP Units and issuance of common stock in initial public offering	—	—	255,268	3	5,027	—	—	5,030	(5,030)	—
Stock-based compensation	—	—	—	—	1,753	—	—	1,753	—	1,753
Other comprehensive loss	—	—	—	—	—	—	(110)	(110)	(18)	(128)
Net loss	—	—	—	—	—	(2,078)	—	(2,078)	(263)	(2,341)
Balance at September 30, 2020	—	$—	25,734,474	$257	$452,911	$(5,984)	$(110)	$447,074	$81,633	$528,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,055	$(4,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,078	10,153
Amortization of deferred financing costs	471	464
Noncash revenue adjustments	(1,289)	1,077
Stock-based compensation expense	2,623	1,753
Gain on sale of real estate, net	(2,452)	(1,070)
Gain on forfeited earnest money deposit	—	(250)
Provisions for impairment	3,539	1,773
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(3,879)	(4,323)
Accounts payable, accrued expenses and other liabilities	2,065	2,313
Lessee improvement obligations	(1)	(1,893)
Lease incentive payments	(4,004)	—
Net cash provided by operating activities	19,206	5,699
Cash flows from investing activities
Acquisitions of real estate	(292,046)	(327,338)
Real estate development and improvements	(9,512)	(1,268)
Earnest money deposits	(789)	(43)
Purchase of computer equipment and other corporate assets	(52)	(51)
Proceeds from sale of real estate	30,436	11,778
Net cash used in investing activities	(271,963)	(316,922)
Cash flows from financing activities
Issuance of common stock in initial public offering, net	—	227,321
Issuance of common stock in public offering, net	194,161	—
Issuance of common stock in private offering, net	—	54,559
Issuance of preferred stock, net	—	104
Payment of preferred stock dividends	—	(8)
Payment of common stock dividends	(21,493)	(2,430)
Payment of OP unit distributions	(859)	(419)
Redemption of preferred stock	—	(138)
Payment of restricted stock dividends	(29)	—
Proceeds under revolving credit facility	30,000	50,000
Repayments under revolving credit facility	(13,000)	(50,000)
Repurchase of common stock for tax withholding obligations	(318)	—
Deferred offering costs	(704)	—
Deferred financing costs	—	(75)
Net cash provided by financing activities	187,758	278,914
Net change in cash, cash equivalents and restricted cash	(64,999)	(32,309)
Cash, cash equivalents and restricted cash at beginning of the period	92,643	169,319
Cash, cash equivalents and restricted cash at end of the period	$27,644	$137,010

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,118	$3,484
Supplemental disclosures of non-cash investing and financing activities:
Redemption of OP Units and issuance of common stock upon initial public offering	$—	$5,030
Reclassification of deferred offering expenses to additional paid-in capital upon initial public offering	$—	$4,171
OP units converted into common stock	$8,914	$—
Dividends declared and unpaid on restricted stock	$382	$41
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$88	$—
Cash flow hedge change in fair value	$2,063	$128
Involuntary conversion of building and improvements and change in related insurance proceeds receivable	$490	$—
Accrued construction and development costs	$345	$—

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

The Company elected to be treated and to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. Additionally, the Operating Partnership formed NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), which together with the Company jointly elected to be treated as a taxable REIT subsidiary under Section 856(a) of the Internal Revenue Code of 1986, as amended, (the “Code”) for U.S. federal income tax purposes.
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of September 30, 2021, the Company owned 290 properties, located in 40 states, including four properties under development, with a non-binding option to purchase an additional property under development.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2020, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the full year.

Noncontrolling Interests

The Company presents noncontrolling interests, which represent OP Units, and classifies such interests as a component of permanent equity, separate from the Company's stockholders’ equity. Noncontrolling interests were created as part of an asset acquisition and recognized at fair value as of the date of the transaction. Effective with the Company’s initial public offering, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP

Units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the redemption, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of the Company’s common stock. The election to pay cash or issue common stock is solely within the control of the Company to satisfy a noncontrolling interest holder's redemption request.

Net income or loss of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests’ ownership percentages in the Operating Partnership throughout the period. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Risk and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization announced a new strain of coronavirus (“COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease. COVID-19 and the measures taken to limit its spread have, and may continue to, negatively impact the economy across many industries, including industries in which our tenants operate. The impacts may continue and increase in severity as the duration of the pandemic lengthens or new variants are identified. As a result, the Company is not yet able to determine the full impact of COVID-19 on its operations, and therefore, whether any such impact will be material. However, the Company’s operations and cash flows during the three and nine months ended September 30, 2021 were not materially impacted by COVID-19. The Company has collected 100.0% of all rent payments for the three and nine months ended September 30, 2021. In addition, the Company has not provided for any rent abatements or deferrals since August 1, 2020 relating to COVID-19.

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

Total depreciation and amortization expense was $8.1 million and $4.7 million during the three months ended September 30, 2021 and 2020, respectively. Total depreciation and amortization expense was $21.1 million and $10.2 million during the nine months ended September 30, 2021 and 2020, respectively.

Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $5.6 million and $3.2 million during the three months ended September 30, 2021 and 2020, respectively. Depreciation expense on real estate held for investment and computer equipment was $14.5 million and $7.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commissions were $2.5 million and $1.4 million during the three months ended September 30, 2021 and 2020, respectively. Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commissions were $6.5 million and $3.1 million during the nine months ended September 30, 2021 and 2020, respectively.
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

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the interim period ended September 30, 2021 or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of September 30, 2021 and December 31, 2020, there were one and three properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total provision for impairment	$—	$363	$3,539	$1,773
Number of properties: (1)
Classified as held for sale	—	2	3	4
Disposed within the period	—	—	3	1

(1)     Includes the number of properties that were impaired and classified as held for sale or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. The Company had no restricted cash as of September 30, 2021 and had $14.8 million of restricted cash as of December 31, 2020.

The Company’s bank balances as of September 30, 2021 and December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which are estimated to be uncollectible, which include a portfolio-based reserve and reserves for specific disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of September 30, 2021 and December 31, 2020, there were no reserves for uncollectible amounts.

Stock-Based Compensation

The Company has a share-based compensation award program for its employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company classifies stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718 and ASC 480. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Transaction Costs

Transaction costs represent costs incurred by the Company to facilitate the private offering, formation transactions and initial public offering. In addition, transaction costs include the costs associated with abandoned acquisitions and other acquisition related activity. There were no offering costs expensed during the three or nine months ended September 30, 2021. Offering costs expensed for the three and nine months ended September 30, 2020 were $0.9 million and $2.2 million, respectively. Acquisition related expenses were $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Acquisition related expenses were $0.5 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2021 to receive a full dividends paid deduction.

NETSTREIT TRS is treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During the three and nine months ended September 30, 2021, the Company recognized franchise and other state and local tax expenses in general and administrative and recognized state and federal income tax expense in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for the three and nine months ended September 30, 2021 and 2020.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax on the condensed consolidated statements of operations and comprehensive income (loss). The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the three and nine months ended September 30, 2021 and 2020. Additionally, there were no material accruals for interest or penalties as of September 30, 2021 and December 31, 2020.

The Company files federal, state and local income tax returns. The Company regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in the condensed consolidated financial statements.

All federal tax returns for years prior to 2018 are no longer subject to examination. Additionally, state tax returns for years prior to 2016 are generally no longer subject to examination.

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

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the three and nine months ended September 30, 2021 and 2020 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

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

During the three months ended September 30, 2021 and 2020, the Company’s rental revenues were derived from 61 separate tenants leasing 292 total properties and 56 separate tenants leasing 190 properties, respectively. There was no tenant with rental revenue that exceeded 10% of total rental revenue during the three months ended September 30, 2021. During the three months ended September 30, 2020, one tenant, 7-Eleven, accounted for 12.2% of total rental revenue.

During the nine months ended September 30, 2021 and 2020, the Company’s rental revenues were derived from 63 separate tenants leasing 297 total properties and 56 separate tenants leasing 190 properties, respectively. During this period there were no tenants with rental revenue that exceeded 10% of total rental revenue.

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of September 30, 2021, the Company owned 290 single-tenant retail net leased properties spanning 40 states, with tenants representing 60 different brands or concepts across 22 retail sectors. As of September 30, 2021, the remaining terms of leases range from 2-32 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income (loss) and is presented net of any reserves for uncollectible amounts. There were no reserves for uncollectible amounts during the three and nine months ended September 30, 2021 and 2020.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue
Fixed lease income (1)	$14,010	$8,975	$37,460	$20,833
Variable lease income (2)	1,434	458	3,290	1,104
Other rental revenue:
Above/below market lease amortization, net	182	219	609	340
Lease incentives	(23)	—	(26)	—
Rental revenue (including reimbursables)	$15,603	$9,652	$41,333	$22,277

(1)     Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2021 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2021	$14,805
2022	59,946
2023	60,092
2024	60,138
2025	60,025
Thereafter	365,112
$620,118

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Note 4 – Real Estate Investments

Acquisitions

During the nine months ended September 30, 2021, the Company acquired 92 properties for a total purchase price of $292.0 million, inclusive of $3.0 million of capitalized acquisition costs. During the nine months ended September 30, 2020, the Company acquired 98 properties for a total purchase price of $327.3 million, inclusive of $3.6 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Land	$73,600	$98,381
Buildings	161,362	166,041
Site improvements	19,844	22,859
Tenant improvements	4,663	6,059
In-place lease intangible assets	32,384	44,656
Above-market lease intangible assets	6,701	4,291
Assumed receivables	44	—
Construction-in-progress assets	—	270
Fuel equipment	—	156
	298,598	342,713
Liabilities assumed
Below-market lease intangible liabilities	(6,552)	(13,482)
Accounts payable, accrued expense and other liabilities	—	(1,893)
Purchase price (including acquisition costs)	$292,046	$327,338

Development

During the nine months ended September 30, 2021, the Company invested a total of $9.5 million, including the purchase price of $5.4 million, in five properties, including one that contains a non-binding purchase option to acquire the property upon completion. Upon acquisition or investment in these properties, the Company commenced development of build-to-suit projects. These developments are expected to be substantially completed with rent commencing during the fourth and first quarter of 2021 and 2022, respectively. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2021.

During the nine months ended September 30, 2020, the Company invested a total of $4.7 million, including the purchase price of $3.5 million, in two properties. Upon acquisition in these properties, the Company commenced development of build-to-suit projects which were completed in July and December 2020, respectively. Rent commenced in July 2020 and January 2021, respectively. These amounts were included in buildings and improvements in the accompanying condensed consolidated balance sheets as of December 31, 2020.

Dispositions

During the nine months ended September 30, 2021, the Company sold nine properties for a total sales price, net of disposal costs, of $30.4 million, recognizing a net gain of $2.5 million on the sales.

During the nine months ended September 30, 2020, the Company sold three properties for a total sales price, net of disposal costs, of $11.8 million, recognizing a net gain of $1.1 million on the sales.

During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit, which upon the third-party’s failure to perform under the purchase and sale agreement in the first quarter of 2020, was recognized as a gain.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$100,417	$(10,302)	$90,115	$69,470	$(4,146)	$65,324
Above-market leases	16,145	(1,189)	14,956	9,607	(481)	9,126
Assembled workforce	873	(519)	354	873	(299)	574
Lease incentives	4,004	(26)	3,978	—	—	—
Total Intangible assets	$121,439	$(12,036)	$109,403	$79,950	$(4,926)	$75,024

Liabilities:
Below-market leases	$24,493	$(2,343)	$22,150	$17,951	$(1,021)	$16,930

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2021 and as of December 31, 2020 by category were as follows:

	Years Remaining
	September 30, 2021	December 31, 2020
In-place leases	9.9	11.1
Above-market leases	13.2	12.6
Below-market leases	12.8	13.4
Assembled workforce	1.3	2.0
Lease incentives	14.2	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization:
Amortization of in-place leases	$2,444	$1,364	$6,296	$2,896
Amortization of assembled workforce	73	73	220	219
	$2,517	$1,437	$6,516	$3,115

Net adjustment to rental revenue:
Above-market lease assets	(346)	(122)	(723)	(370)
Below-market lease liabilities	528	341	1,332	710
Lease incentives	(23)	—	(26)	—
	$159	$219	$583	$340
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of September 30, 2021, for the next five years and thereafter (in thousands):

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
In-place leases	$2,693	$10,772	$10,656	$10,444	$10,250	$45,300	$90,115
Assembled workforce	72	282	—	—	—	—	354
Amortization expense	$2,765	$11,054	$10,656	$10,444	$10,250	$45,300	$90,469

Above-market lease assets	(300)	(1,199)	(1,199)	(1,195)	(1,194)	(9,869)	(14,956)
Below-market lease liabilities	503	2,014	2,008	1,989	1,969	13,667	22,150
Lease incentives	(90)	(286)	(286)	(286)	(286)	(2,744)	(3,978)
Net adjustment to rental revenue	$113	$529	$523	$508	$489	$1,054	$3,216

Note 6 – Debt

Debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Term Loan (due December 23, 2024)	$175,000	$175,000
Revolver (due December 23, 2023)	17,000	—
Total debt	192,000	175,000
Unamortized discount and debt issuance costs	(726)	(895)
Unamortized deferred financing costs, net(1)	(897)	(1,198)
Total debt, net	$190,377	$172,907
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

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility is unsecured as the Administrative Agent released the collateral in connection with the Company’s satisfaction of the collateral release requirements in the fourth quarter of 2020. Therefore interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The stated interest rate as of September 30, 2021 was 1.25%.

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

During the second quarter of 2020, the Company entered into an amendment to the Credit Facility to amend and redefine its debt covenant calculations. The Company incurred and capitalized less than $0.1 million of financing costs relating to this amendment, which has been pro-rated to the Term Loan and Revolver based on their respective borrowing capacities. The Company further amended and redefined its debt covenant calculation during the third quarter of 2021 through the execution of two separate amendments.

Effective September 28, 2020, the Company entered into an interest rate derivative contract to fix the interest rate on the Term Loan. The interest rate is effectively fixed to 1.36% which includes the fixed rate (one-month LIBOR) of 0.21% plus a margin of 1.15%. The interest rate hedge is further described in “Note 7 - Derivative Financial Instruments.”

Deferred financing costs are being amortized over the remaining terms of each respective loan. Term Loan deferred financing costs of $1.1 million, of which $0.7 million and $0.9 million is unamortized at September 30, 2021 and December 31, 2020, respectively, is included within Term Loan, net on the condensed consolidated balance sheets. Revolver deferred financing costs of $1.6 million, of which $0.9 million and $1.2 million is unamortized at September 30, 2021 and December 31, 2020, respectively, is included within other assets, net on the condensed consolidated balance sheets.

Total deferred financing costs amortized on the Term Loan and Revolver for the three months ended September 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively and $0.5 and $0.5 for the nine months ended September 30, 2021 and 2020, respectively. This is included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

For the three months ended September 30, 2021 and 2020, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of the interest rate hedge, of 1.26% and 1.44%, respectively and 1.28% and 2.18% for the nine months ended September 30, 2021 and 2020, respectively.

The Company incurred interest expense in connection with the Term Loan for the three months ended September 30, 2021 and 2020 of $0.6 million and $0.6 million, respectively and $1.8 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the Term Loan as of September 30, 2021 and December 31, 2020.

The Company incurred interest expense, exclusive of facility fees for unused capacity, on borrowings under the Revolver of less than $0.1 million and approximately $0.1 million for the three months ended September 30, 2021 and 2020 with a weighted average interest rate of 1.26% and 1.54%, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was less than $0.1 million and approximately $0.1 million, with a weighted average interest rate of 1.24% and 1.54%, respectively. As of September 30, 2021, the Company had $17.0 million borrowings outstanding under the Revolver. As of December 31, 2020, the Company had no borrowings outstanding under the Revolver. The Company also incurred interest expense in connection with unused capacity for the three months ended September 30, 2021 and 2020 of $0.2 million and $0.1 million, respectively and $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021, the Company capitalized less than $0.1 million of interest expense associated with properties under development. No interest expense was capitalized for the three and nine months ended September 30, 2020.

The Company was in compliance with all of its debt covenants as of September 30, 2021 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan are due on December 23, 2024.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan. Accordingly, the interest rate for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of September 30, 2021 of 0.09%, plus a margin of 1.15%. The maturity date of the interest rate swaps coincide with the maturity date of the Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate swaps	4	4	$175,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps	Other assets, net	$2,316	$253

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
For the Three Months Ended September 30
Interest Rate Products	$(47)	$(129)	Interest expense, net	$(52)	$(1)

For the Nine Months Ended September 30
Interest Rate Products	$1,932	$(129)	Interest expense, net	$(131)	$(1)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and nine months ended September 30, 2021 and 2020. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative liabilities measured at fair value on a recurring basis as of September 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2021
Derivative assets	$—	$2,316	$—	$2,316

December 31, 2020
Derivative assets	—	253	—	253

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Earnest money deposits	$1,424	$634
Accounts receivable, net	2,773	1,489
Deferred rent receivable	1,889	1,407
Prepaid assets	2,561	356
Fair value of interest rate swaps	2,316	253
Deferred offering costs	792	—
Deferred financing costs, net	897	1,198
Other assets	1,419	387
	$14,071	$5,724

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses	$3,813	$2,035
Accrued bonus	1,290	1,561
Prepaid rent	1,343	1,551
Accounts payable	1,845	916
Other liabilities	867	245
	$9,158	$6,308

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

In September 2021, the Company and its Operating Partnership entered into an Equity Distribution Agreement with the financial institutions named therein pursuant to which the Company may, at its discretion, issue and sell its common stock with an aggregate gross offering price of up to $250.0 million (the “ATM Program”). In connection with the ATM Program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock under the ATM Program. The use of forward sale agreements allows the Company to fix a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date. The proceeds from any sale of shares under the ATM program will be used for general corporate purposes, including funding investment activities.

Effective September 1, 2021, the Board of Directors of the Company (the “Board”) authorized a repurchase program for up to $150.0 million of common stock. Repurchases of common stock may be made at management’s discretion from time to time in open market transactions, privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans or one or more accelerated stock repurchase programs). The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors and there can be no assurances that the Company will make any purchases under the common stock repurchase program.

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

During the nine months ended September 30, 2021, portions of restricted stock unit awards granted to certain of the Company’s officers, directors and employees vested. The vesting of these awards, granted pursuant to the Omnibus Incentive Plan (as defined in “Note 10 - Stock-Based Compensation”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 14 thousand shares of common stock valued at approximately $0.3 million, solely to pay the associated statutory tax withholding. The surrendered shares are included in repurchase of shares of common stock on the condensed consolidated statements of cash flows.

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

The Company redeemed all 125 outstanding shares of Series A Preferred Stock upon the completion of the initial public offering for approximately $0.1 million, which included the payment of accrued dividends for the period from July 1, 2020 to August 18, 2020 and a redemption premium of $100 per share. As of December 31, 2020, there were no shares of preferred stock outstanding.

Dividends

During the nine months ended September 30, 2021, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2021	$0.20	March 15, 2021	$5,687	March 30, 2021
April 27, 2021	0.20	June 1, 2021	7,890	June 15, 2021
July 27, 2021	0.20	September 1, 2021	7,916	September 15, 2021
	$0.60		$21,493

The holders of OP Units are entitled to an equal distribution per Class A and B OP Unit held as of each record date. Accordingly, during the nine months ended September 30, 2021, the Operating Partnership paid distributions of $0.9 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of September 30, 2021 and December 31, 2020, noncontrolling interests represented 3.2% and 5.9%, respectively of OP Units. During the three months ended September 30, 2021, OP Unit holders redeemed 65,840 OP units into shares of common stock on a one-for-one basis. During the nine months ended September 30, 2021, OP Unit holders redeemed 462,357 OP units into shares of common stock on a one-for-one basis.

Note 10 – Stock-Based Compensation

Under the NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), 2,094,976 shares of common stock are reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related or cash-based awards, including performance-based awards, to employees, directors and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of September 30, 2021, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.0 million and $1.8 million for the three months ended September 30, 2021 and 2020. Stock-based compensation for the nine months ended September 30, 2021 and 2020 was $2.6 million and $1.8 million, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

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

The following table summarizes performance-based restricted stock unit activity for the period ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	207,803	$19.75
Vested during the period	(15,823)	19.75
Unvested restricted stock grants outstanding as of September 30, 2021	191,980	$19.75

For the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $0.9 million, respectively, in stock-based compensation expense associated with performance-based restricted stock units. As of September 30, 2021 and December 31, 2020, the remaining unamortized stock-based compensation expense totaled $1.6 million and $2.6 million, respectively and as of September 30, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.2 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based restricted stock unit activity for the period ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	169,793	$18.00
Granted during the period	164,076	17.62
Forfeited during the period	(7,673)	17.93
Vested during the period	(34,367)	18.00
Unvested restricted stock grants outstanding as of September 30, 2021	291,829	$17.79

For the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.1 million, respectively, in stock-based compensation expense associated with service-based restricted stock units. As of September 30, 2021 and December 31, 2020, the remaining unamortized stock-based compensation expense totaled $4.4 million and $2.8 million, respectively and as of September 30, 2021, these awards are expected to be recognized over a remaining weighted average period of 3.1 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table summarizes market-based restricted stock unit activity for the period ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2020	—	$—
Granted during the period	135,766	17.77
Forfeited during the period	(1,299)	17.77
Unvested restricted stock grants outstanding as of September 30, 2021	134,467	$17.77

For the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.4 million in stock-based compensation expense associated market-based restricted stock units. As of September 30, 2021, the remaining unamortized stock-based compensation expense totaled $2.0 million and as of September 30, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.4 years.

Note 11 – Earnings Per Share

Net income (loss) per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units and using the if-converted method to determine the potential dilutive effect of the Company’s OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	2,944	(2,341)	1,055	(4,298)
Net (income) loss attributable to noncontrolling interests	(96)	263	(42)	799
Preferred stock dividends	—	(36)	—	(42)
Net income (loss) attributable to common shares, basic	2,848	(2,114)	1,013	(3,541)
Net income (loss) attributable to noncontrolling interest	96	(263)	42	(799)
Net income (loss) attributable to common shares, diluted	$2,944	$(2,377)	$1,055	$(4,340)

Denominator:
Weighted average common shares outstanding, basic	39,559,605	18,825,389	35,359,551	13,771,457
Effect of dilutive shares for diluted net income per common share:
OP Units	1,334,571	—	1,462,419	—
Unvested RSUs	439,403	—	286,455	—
Weighted average common shares outstanding, diluted	41,333,579	18,825,389	37,108,425	13,771,457

Net income (loss) available to common stockholders per common share, basic	$0.07	$(0.11)	$0.03	$(0.26)
Net income (loss) loss available to common stockholders per common share, diluted	$0.07	$(0.11)	$0.03	$(0.26)

For the three and nine months ended September 30, 2020, diluted net loss per common share does not assume the conversion of OP Units or unvested RSUs as such conversion would be antidilutive.

For the three months ended September 30, 2020, diluted net loss per common share does not assume the conversion of 4,310,286 OP Units or 24,302 unvested RSUs and for the nine months ended September 30, 2020 does not assume the conversion of 4,402,437 OP Units or 8,101 unvested RSUs.

As of September 30, 2021 and December 31, 2020, there were 1,289,525 and 1,751,882 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. Additionally, as of September 30, 2021, the Company had commitments to fund five properties under development totaling $16.9 million, of which $9.5 million has been funded to date and the remaining is expected to be funded over the next five months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which will be classified as an operating lease. The space is currently undergoing construction with an anticipated move-in date occurring in the first quarter of 2022. The Company expects to incur approximately $2.2 million of leasehold improvement costs, of which $1.0 million will be refunded by the landlord through tenant allowances. The lease has an initial term that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years each after the initial term. Annual rent expense, excluding operating expenses, is expected to be approximately $0.5 million during the initial term. Furthermore, the Company’s facilities agreement with EB Arrow terminated effective July 2021 and an occupancy license was executed directly with the building owner of the Company’s current corporate office space. The occupancy license is set to expire in February 2022.

The Company incurred significant damages to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of September 30, 2021, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss), which has been fully offset by insurance proceeds deemed probable of recovery. Repair and replacement costs are expected to be approximately $1.3 million which is covered by insurance, less the Company’s $0.1 million deductible. No gain contingency has been realized as of September 30, 2021. The Company anticipates a construction period of three to six months, during which time customer rental payments will be abated. During the abatement period, lost rent is also covered by the Company’s insurance policy.

As of September 30, 2021, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

During March 2021, the Company executed the Alignment of Interest Program (the “Program”) which allows employees to elect to receive a portion of their 2021 bonus in unvested restricted stock units in the first quarter of 2022 and would vest over a four-year service period beginning April 1, 2021. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise by classified as equity on grant date) which will be fair-valued and accrued over the applicable service period beginning April 1, 2021. The total estimated fair value of the Program as of September 30, 2021 is approximately $1.0 million. The award will be remeasured to fair value each reporting period. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.1 million in stock-based compensation expense associated with this award.

Note 13 – Related-Party Transactions

Effective with the Private Offering and commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC (“EB Arrow”), which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. For the three months ended September 30, 2021, the Company incurred no expenses and for the three months ended September 30, 2020, the Company incurred $0.1 million related expenses. For the nine months ended September 30, 2021 and 2020, the Company incurred approximately $0.1 million and $0.2 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to September 30, 2021 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Real Estate Investment Activity

Since September 30, 2021, the Company acquired 12 properties for a total purchase price, including capitalized transaction costs, of $90.0 million.

Common Stock Dividend

On October 26, 2021, the Company's Board of Directors declared a cash dividend of $0.20 per share for the fourth quarter of 2021 which will be paid on December 15, 2021 to shareholders of record on December 1, 2021.

Corporate Office Operating Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which will be classified as an operating lease. The lease commenced in October 2021, at which point the Company recorded a right-of-use asset and lease liability of approximately $4.6 million.

Revolver Borrowing

In October 2021, the Company borrowed $70.0 million on the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

OP Unit Conversions to Common Stock

There were 7,119 OP Units redeemed for shares of common stock on a one-for-one basis subsequent to September 30, 2021.

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

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified operating portfolio consists of 286 single-tenant retail net leased properties spanning 40 states, with tenants representing 60 different brands or concepts across 22 retail sectors. Our portfolio generates annualized base rent (“ABR”)(1) of $59.8 million and is 100% occupied, with a weighted average lease term (“WALT”) of 10.0 years and consisting of approximately 71% and 15% of investment grade tenants and investment grade profile tenants, respectively, by ABR, which we believe provides us with a strong, stable source of recurring cash flow. Our tenants operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We completed our initial public offering on August 17, 2020 and our common stock trades on the New York Stock Exchange under the symbol “NTST.”

(1)    ABR is calculated by multiplying (i) cash rental payments (a) for the month ended September 30, 2021 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of September 30, 2021, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

COVID-19

We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including the identification and spread of variants. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements included herein. The Company’s operations and cash flows for the three and nine months ended September 30, 2021 and 2020 were not materially impacted by COVID-19.

Recent Developments

In September 2021, the Company and its Operating Partnership entered into an Equity Distribution Agreement with the financial institutions named therein pursuant to which the Company may, at its discretion, issue and sell its common stock with an aggregate gross offering price of up to $250.0 million (the “ATM Program”). In connection with the ATM Program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock under the ATM Program. The use of forward sale agreements allows the Company to fix a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date. The proceeds from any sale of shares under the ATM program will be used for general general corporate purposes, including funding investment activities.

Effective September 1, 2021, the Board of Directors of the Company (the “Board”) authorized a repurchase program for up to $150.0 million of common stock. Repurchases of common stock may be made at management’s discretion from time to time in open market transactions, privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans or one or more accelerated stock repurchase programs). The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors and there can be no assurances that the Company will make any purchases under the common stock repurchase program.

Results of Operations

Overall

The Company continued to grow its assets held for investment by increasing its asset base from 203 properties as of December 31, 2020 to 290 properties as of the end of September 30, 2021, inclusive of real estate development projects owned by the Company. The Company has committed to five real estate development projects with total projected capital spend of $16.9 million of which $9.5 million has been funded as of September 30, 2021. This growth has been facilitated by successfully raising $640.5 million of net equity capital as a result of private and public offerings since December 23, 2019.

Acquisitions

During the three months ended September 30, 2021, the Company acquired 26 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $86.9 million. The acquisitions were all accounted for as asset acquisitions. These properties are located in 13 states with a WALT of approximately 12.4 years. The underwritten weighted-average capitalization rate on the Company’s third quarter acquisitions was approximately 6.2%.

During the nine months ended September 30, 2021, the Company acquired 92 retail net lease properties for a total purchase price, inclusive of capitalized acquisition costs, of $292.0 million. These properties are located in 30 states with a WALT of approximately 10.2 years. The underwritten weighted-average capitalization rate on the Company’s year-to-date acquisitions was approximately 6.5%.

Development

The Company acquired two properties in the third quarter of 2021, and upon acquisition commenced development of build-to-suit projects. These properties are expected to be substantially completed with rent commencing during the fourth and first quarter of 2021 and 2022, respectively. During the three months ended September 30, 2021, the Company invested a total of $2.5 million in the projects.

The Company acquired or invested in a total of five properties during the nine months ended September 30, 2021, and upon acquisition commenced development of build-to-suit projects. These properties are expected to be substantially completed with rent commencing during the fourth and first quarter of 2021 and 2022, respectively. During the nine months ended September 30, 2021, the Company invested a total of $9.5 million in the projects.

Dispositions

During the three and nine months ended September 30, 2021, the Company sold four and nine properties, respectively, for a total sales price, net of disposal costs, of $18.1 million and $30.4 million, respectively, recognizing a net gain on sale of $2.0 million and $2.5 million, respectively.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$15,603	$9,652
Operating expenses
Property	1,737	624
General and administrative	3,776	4,109
Depreciation and amortization	8,074	4,692
Provisions for impairment	—	363
Transaction costs	132	1,241
Total operating expenses	13,719	11,029
Other income (expense)
Interest expense, net	(895)	(1,018)
Gain on sales of real estate, net	1,955	54
Total other income (expense), net	1,060	(964)
Net income (loss)	$2,944	$(2,341)

Revenue. Revenue for the three months ended September 30, 2021 increased by $5.9 million to $15.6 million from $9.7 million for the three months ended September 30, 2020. This is primarily due to an increase in the real estate portfolio from 94 properties as of January 1, 2020 to 286 properties as of September 30, 2021. The increase includes an increase in cash rental receipts of $5.1 million and an increase in property expense reimbursements of $1.0 million, offset by combined net decreases of $0.2 million in straight-line rent and amortization of above- and below-market lease related intangible assets.

Total Operating Expenses. Total expenses increased by $2.7 million to $13.7 million for the three months ended September 30, 2021 as compared to $11.0 million for the three months ended September 30, 2020. The increase in operating expenses is primarily attributed to increases in the number of operating properties, provisions for impairment and stock-based compensation expense, offset by prior period expenses associated with the consummation of the Company’s initial public offering in August 2020. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.1 million to $1.7 million for the three months ended September 30, 2021 from $0.6 million for the three months ended September 30, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 94 to 290 properties. The largest increases resulted from reimbursable property taxes of $0.6 million and reimbursable maintenance expense of $0.3 million.

•General and Administrative Expenses. General and administrative expenses decreased $0.3 million to $3.8 million for the three months ended September 30, 2021 from $4.1 million for the three months ended September 30, 2020. The decrease is primarily due to a net decrease in stock-based compensation and bonus expense of $0.7 million and $0.2 million, respectively, associated with the prior period cumulative catch-up recorded upon executing the initial public offering, offset by an increase of $0.2 million in payroll expenses and additional combined increases of $0.3 million in other general expenses.

•Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million to $8.1 million for the three months ended September 30, 2021 from $4.7 million for the three months ended September 30, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $1.4 million, in-place lease amortization expense of $1.1 million, and building and leasehold improvements depreciation expense of $0.9 million.

•Provision for Impairment. For the three months ended September 30, 2021, no provision for impairment was recorded. For the three months ended September 30, 2020, we recorded a provision for impairment of $0.4 million on two properties which were classified as held-for-sale as of September 30, 2020 and subsequently sold. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $1.1 million to $0.1 million for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. The decrease in transaction costs primarily relates to a decrease of $0.9 million of expenses incurred in 2020 to facilitate our initial public offering in addition to a decreases of $0.2 million in costs incurred for abandoned acquisitions and expenses associated with property acquisitions.

Interest Expense. Interest expense decreased by $0.1 million to $0.9 million for the three months ended September 30, 2021 from $1.0 million for the three months ended September 30, 2020. The decrease is due to a lower average balance in borrowings outstanding under the Revolver (as defined in “Note 6 - Debt” to our condensed consolidated financial statements included herein).

Gain on sales of real estate, net. Net gain on sales of real estate increase by $1.9 million to $2.0 million for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Number of properties sold	4	1
Sales price, net of disposal costs	$18,118	$1,861
Gain on sales of real estate, net	$1,955	$54

Net income (loss). Net income increased $5.2 million to $2.9 million for the three months ended September 30, 2021 from a net loss of $2.3 million for the three months ended September 30, 2020. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, and to an increase related to net gains on sales of real estate, offset partially by increases in depreciation and amortization expenses, and to increases in general and administrative expenses related to both our growth and incremental costs associated with becoming a public company, as set forth above.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

The following table sets forth our operating results for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$41,333	$22,277
Operating expenses
Property	4,002	1,344
General and administrative	10,904	7,841
Depreciation and amortization	21,078	10,153
Provisions for impairment	3,539	1,773
Transaction costs	464	2,969
Total operating expenses	39,987	24,080
Other income (expense)
Interest expense, net	(2,693)	(3,815)
Gain on sales of real estate, net	2,452	1,070
Gain on forfeited earnest money deposit	—	250
Total other expense, net	(241)	(2,495)
Net income (loss) before income tax expense	1,105	(4,298)
Income tax expense	(50)	—
Net income (loss)	$1,055	$(4,298)

Revenue. Revenue for the nine months ended September 30, 2021 increased by $19.0 million to $41.3 million from $22.3 million for the nine months ended September 30, 2020. This is primarily due to an increase in the real estate portfolio from 94 properties as of January 1, 2020 to 286 properties as of September 30, 2021. The increase includes an increase in cash rental receipts of $17.1 million, combined net increases of property expense reimbursements of $2.5 million, of which $1.3 million was related to tax reimbursements, an increase in amortization of above- and below-market lease related intangible assets of $0.2 million, offset by a decrease in straight-line rental revenue of $0.7 million.

Total Operating Expenses. Total expenses increased by $15.9 million to $40.0 million for the nine months ended September 30, 2021 as compared to $24.1 million for the nine months ended September 30, 2020. The increase in operating expenses is primarily attributed to increases in the number of operating properties, provisions for impairment and stock-based compensation expense, offset by prior period expenses associated with the consummation of the Company’s initial public offering in August 2020. Total operating expenses include the following:

•Property Expenses. Property expenses increased $2.7 million to $4.0 million for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 94 to 286 properties. The largest increases are from reimbursable property taxes of $1.3 million, reimbursable maintenance expense of $1.0 million, and reimbursable insurance expenses of $0.3 million.

•General and Administrative Expenses. General and administrative expenses increased $3.1 million to $10.9 million for the nine months ended September 30, 2021 from $7.8 million for the nine months ended September 30, 2020. The increase is primarily due to payroll expense associated with increased management and staff to support the Company as a newly public company of $0.8 million, an increase in stock-based compensation expense of $0.9 million, an increase in insurance related expenses of $0.5 million, an increase in professional and consulting services of $0.5 million, with remaining additional combined net increases in other general expenses.

•Depreciation and Amortization. Depreciation and amortization expense increased $10.9 million to $21.1 million for the nine months ended September 30, 2021 from $10.2 million for the nine months ended September 30, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $4.7 million, in-place lease amortization expense of $3.4 million, and building and leasehold improvements depreciation expense of $2.8 million.

•Provision for Impairment. For the nine months ended September 30, 2021, we recorded a provision for impairment of $3.5 million on three properties, one of which was classified as held-for-sale as of December 31, 2020 and sold during the period and two of which were classified as held-for-sale and sold during the period. For the nine months ended September 30, 2020, we recorded a provision for impairment of $1.8 million on four properties, which were classified as held-for-sale as of September 30, 2020 and subsequently sold. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $2.5 million to $0.5 million for the nine months ended September 30, 2021 from $3.0 million for the nine months ended September 30, 2020. The decrease in transaction costs includes a decrease of $2.2 million of expenses incurred in 2020 to facilitate our initial public offering and a decrease of $0.3 million of expenses incurred for abandoned acquisitions and expenses associated with property acquisitions.

Interest Expense. Interest expense decreased by $1.1 million to $2.7 million for the nine months ended September 30, 2021 from $3.8 million for the nine months ended September 30, 2020. The decrease is primarily due to the decrease in the effective interest rate of the Term Loan in addition to a decrease in interest expense due to a lower average balance in borrowings outstanding under the Revolver (as defined in “Note 6 - Debt” to our condensed consolidated financial statements included herein).

Gain on sales of real estate, net. Net gain on sales of real estate increased by $1.4 million to $2.5 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. The table below summarizes the properties sold for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Number of properties sold	9	3
Sales price, net of disposal costs	$30,436	$11,778
Gain on sales of real estate, net	$2,452	$1,070

Net income (loss). Net income increased $5.4 million to $1.1 million for the nine months ended September 30, 2021 from a net loss of $4.3 million for the nine months ended September 30, 2020. Net income increased primarily due to growth in the size of our real estate investment portfolio, which generated additional rental revenues, offset partially by an increase in depreciation and amortization expenses, to decreases in interest expense and transaction costs, and to an increase related to net gains on sales of real estate, offset by an increase in provisions for impairment and to increases in general and administrative expenses related to both our growth and incremental costs associated with becoming a public company, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities (including private and public offerings) and borrowings under our Credit Facility. As of September 30, 2021, we had a $175.0 million Term Loan and $17.0 million of borrowings outstanding under our $250.0 million Revolver. We believe that the net proceeds of $194.2 million from our April 2021 public offering of common stock, coupled with our cash flows from operations and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Contractual Obligations

As of September 30, 2021, our contractual obligations include the maturity of our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024 and repayment of borrowings on our $250.0 million Revolver. During the three months ended September 30, 2021, we borrowed $17.0 million on our Revolver at a weighted-average interest rate of 1.26% to fund specifically identified property acquisitions.

Additionally, we previously borrowed and repaid $13.0 million on our Revolver at a weighted average interest rate of 1.24% to fund specifically identified property acquisitions. A portion of the net proceeds from our April 12, 2021 public offering were used to repay the borrowing in full.

The following table provides information with respect to our commitments as of September 30, 2021 (in thousands):

	Payment Due by Period
	Total	From October 1, 2021 to December 31, 2021	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$—	$175,000
Term Loan – Variable interest (1)	7,670	594	4,752	2,324
Revolver - Borrowings	17,000	—	17,000	—
Revolver - Variable interest	487	55	432	—
Unutilized borrowing fees on Revolver (2)	1,298	146	1,152	—
Total	$201,455	$795	$23,336	$177,324
(1)     Effective September 28, 2020, we entered into an interest rate hedge to fix the interest rate on our Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of September 30, 2021 of 0.09%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.
(2)     We are subject to a variable unutilized borrowing fee on our $250.0 million Revolver. This reflects our projected unutilized borrowing fee at 0.25% assuming no additional borrowing through the maturity date of December 23, 2023.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which will be classified as an operating lease. The space is currently undergoing construction with an anticipated move-in date occurring in the first quarter of 2022. The Company expects to incur approximately $2.2 million in leasehold improvement costs, of which $1.0 million will be refunded by the landlord through tenant allowances. The lease has an initial term that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years each after the initial term. Annual rent expense, excluding operating expenses, is expected to be approximately $0.5 million during the initial term.

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of September 30, 2021, the Company had commitments to fund properties under development totaling $16.9 million, of which $9.5 million million has been funded to date and the remaining is expected to be funded over the next five months.

Credit Facility

In December 2019, we entered into a Credit Facility consisting of (i) a $175.0 million senior secured Term Loan and (ii) a $250.0 million senior secured Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is the Administrative Agent.

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility is unsecured as the Administrative Agent released the collateral in connection with the Company’s satisfaction of the collateral release requirements in the fourth quarter of 2020. Therefore, interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of Revolving Loans either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The stated interest rate as of September 30, 2021 was 1.25%.

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Effective September 28, 2020, such derivatives were used to hedge the variable cash flows associated with the Term Loan.

Historical Cash Flow Information

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020
(in thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$19,206	$5,699
Investing activities	(271,963)	(316,922)
Financing activities	187,758	278,914

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $13.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $17.1 million, offset primarily by $4.0 million of lease incentives paid during the period and other increases in operating and general and administrative expenses associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $44.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is primarily due to acquisition, development and disposal activity. The Company spent $35.3 million less on the acquisition of real estate and received $18.6 million more as a result of disposals, offset by $8.2 million more spent on the development of real estate.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $91.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is primarily attributed to receiving $87.7 million less net proceeds from the April 2021 public offering as compared to the exercise of the over-allotment option in the Private Offering in February 2020 and the initial public offering in August 2020. Additionally, the Company paid $19.6 million more of dividends and distributions during the nine months ended September 30, 2021 than the prior period. The Company also borrowed $17.0 million in the third quarter of 2021 which had not been repaid as of September 30, 2021.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2021 to receive a full dividends paid deduction.

NETSTREIT TRS is treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During the three and nine months ended September 30, 2021, the Company recognized franchise and other state and local tax expenses in general and administrative and recognized state and federal income tax expense in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income (loss)	$2,944	$(2,341)	$1,055	$(4,298)
Depreciation and amortization of real estate	7,994	4,614	20,843	9,926
Provisions for impairment	—	363	3,539	1,773
Gain on sales of real estate, net	(1,955)	(54)	(2,452)	(1,070)
FFO	8,983	2,582	22,985	6,331
Adjustments:
Gain on forfeited earnest money deposit	—	—	—	(250)
144A and IPO transaction costs(1)	—	891	—	2,170
Core FFO	8,983	3,473	22,985	8,251
Adjustments:
Straight-line rental revenue	(244)	(387)	(707)	(1,417)
Amortization of deferred financing costs	157	157	471	464
Amortization of above/below market lease intangibles	(182)	(219)	(609)	(340)
Amortization of lease incentives	23	—	26	—
Capitalized interest expense	(24)	—	(38)	—
Non-cash compensation expense	1,025	1,753	2,623	1,753
AFFO	$9,738	$4,777	$24,751	$8,711

(1)     These expenses represent a subset of transaction costs as presented on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income (loss)	$2,944	$(2,341)	$1,055	$(4,298)
Depreciation and amortization of real estate	7,994	4,614	20,843	9,926
Amortization of above/below market lease intangibles	(182)	(219)	(609)	(340)
Amortization of lease incentives	23	—	26	—
Non-real estate depreciation and amortization	79	77	234	228
Interest expense, net	895	1,018	2,693	3,815
Income tax expense	—	—	50	—
EBITDA	11,753	3,149	24,292	9,331
Adjustments:
Provisions for impairment	—	363	3,539	1,773
Gain on sales of real estate, net	(1,955)	(54)	(2,452)	(1,070)
EBITDAre	9,798	3,458	25,379	10,034
Adjustments:
Straight-line rental revenue	(244)	(387)	(707)	(1,417)
Gain on forfeited earnest money deposit	—	—	—	(250)
144A and IPO transaction costs(1)	—	891	—	2,170
Non-cash compensation expense	1,025	1,753	2,623	1,753
Adjusted EBITDAre	$10,579	$5,715	$27,295	$12,290

(1)     These expenses represent a subset of transaction costs as presented on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income (loss)	$2,944	$(2,341)	$1,055	$(4,298)
General and administrative	3,776	4,109	10,904	7,841
Depreciation and amortization	8,074	4,692	21,078	10,153
Provisions for impairment	—	363	3,539	1,773
Transaction costs	132	1,241	464	2,969
Interest expense, net	895	1,018	2,693	3,815
Gain on sales of real estate, net	(1,955)	(54)	(2,452)	(1,070)
Gain on forfeited earnest money deposit	—	—	—	(250)
Income tax expense	—	—	50	—
NOI	13,866	9,028	37,331	20,933
Straight-line rental revenue	(244)	(387)	(707)	(1,417)
Amortization of above/below market lease intangibles	(182)	(219)	(609)	(340)
Amortization of lease incentives	23	—	26	—
Cash NOI	$13,463	$8,422	$36,041	$19,176

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of September 30, 2021, we had total indebtedness of approximately $175.0 million under the Term Loan and $17.0 million of borrowings under the Revolver, both of which are floating rate debt with a variable interest rate. For the three and nine months ended September 30, 2021, we had average daily outstanding borrowings on our Revolver of $0.4 million and $0.8 million, respectively.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15%. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2021, which assumes a 1% adverse change in the interest rate as of September 30, 2021, the estimated market risk exposure for the Revolver was less than $0.1 million.

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

Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Amendment No. 4 to Credit Agreement, dated August 2, 2021, to Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp. and the financial institutions party thereto.

10.2*	Amendment No. 5 to Credit Agreement, dated August 30, 2021, to Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp. and the financial institutions party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

October 28, 2021	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 28, 2021	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

October 28, 2021	/s/ PATRICIA MCBRATNEY
Date	Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)