Form 10-K
period 2021-12-31
NETSTREIT Corp.
filed 2022-02-24
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-39443

NETSTREIT Corp.
(Exact name of registrant as specified in its charter)

Maryland		84-3356606
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
2021 McKinney Avenue Suite 1150
Dallas, Texas		75201
(Address of principal executive offices)		(Zip Code)
(972) 200-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	NTST	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $910.0 million based on the closing sale price of the registrant’s common stock on that day as reported by the New York Stock Exchange.

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of February 22, 2022 was 44,244,742.

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 19, 2022 are incorporated by reference into Part III of this Form 10-K.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant,” the “Company,” “NETSTREIT,” “we,” “our” or “us” refer to NETSTREIT Corp. and all of its consolidated subsidiaries, including NETSTREIT L.P. (the “operating partnership”).

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

•demand for retail space;

•ability to renew leases, lease vacant space or re‑lease space as existing leases expire or are terminated;

•our ability to successfully execute our property acquisition or development strategies;

•the degree and nature of our competition;

•our ability to retain our key management personnel;

•failure, weakness, interruption or breach in security of our information systems;

•access to capital markets;

•our failure to generate sufficient cash flows to service our outstanding indebtedness;

•inflation and interest rate fluctuations;

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

Item 1. Business

General

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of December 31, 2021, our diversified portfolio consisted of 327 single-tenant retail net leased properties spanning 41 states, with 67 different tenants represented across 23 retail sectors. As of December 31, 2021, our portfolio generated annualized base rent (“ABR”) of $71.2 million and was 100% occupied, with a weighted average remaining lease term (“WALT”) of 9.9 years and consisted of approximately 65% investment grade tenants and 16% investment grade profile tenants by ABR, which we believe provides us with a strong, stable source of recurring cash flow from which to grow our portfolio. ABR is calculated by multiplying (i) cash rental payments (a) for the month ended December 31, 2021 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of December 31, 2021, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

We were formed as a Maryland corporation on October 11, 2019 and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NTST” on August 13, 2020. We are structured as an umbrella partnership real estate investment trust (a “REIT”), meaning that we own our properties and conduct our business through our Operating Partnership, directly or through limited partnerships, limited liability companies or other subsidiaries. NETSTREIT GP, LLC, a wholly-owned subsidiary of the Company, is the sole general partner of our operating partnership. As of December 31, 2021, we owned 98.7% of the limited partnership interests in our operating partnership. Beginning with our short taxable year ended December 31, 2019, we elected to be treated and qualify as a REIT for U.S. federal income tax purposes.

Financing Activities

On April 12, 2021, we completed a registered public offering of 10,915,688 shares of common stock at a public offering price of $18.65 per share. We received net proceeds from the offering of $194.2 million, net of transaction costs and underwriting discounts of $9.4 million.

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. During the fourth quarter of 2021, we issued 3,852,436 shares of common stock at a weighted average price of $23.36 per share in connection with the ATM Program for gross proceeds of approximately $90.0 million.

Effective September 1, 2021, the board of directors authorized a repurchase program for up to $150.0 million of common stock. Repurchases of common stock may be made at management’s discretion from time to time in open market transactions, privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans or one or more accelerated stock repurchase programs). The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors and there can be no assurances that the Company will make any purchases under the common stock repurchase program.

On January 13, 2022, we completed a registered public offering of 10,350,000 shares of our common stock at a public offering price of $22.25 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 10, 2023. We may also elect to cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and we may owe cash to the relevant forward counterparty in certain circumstances.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant retail net leased property market.

•Favorable Exposure to Investment Grade Credit Rated and Other High-Quality Tenants. Our portfolio provides high-quality leases and ABR. Approximately 65% of our ABR is from investment grade credit rated tenants, which historically have exhibited a strong track record of making scheduled rental payments, showing resilience during times of economic downturn. An additional 16% of our ABR is derived from tenants with an investment grade profile. We define “investment grade” tenants as tenant, or tenants that are subsidiaries of a parent entity (with such subsidiary making up at least 50% of the parent company total revenue), with a credit rating of BBB- (S&P), Baa3 (Moody’s) or NAIC2 (National Association of Insurance Commissioners (“NAIC”)) or higher. Tenants with investment grade profile metrics have more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s or NAIC.

•Investment Strategy that Benefits From a Fragmented, Underserved Market Segment. The current market for retail net leased properties is fragmented and decentralized. Between 2017 and 2021, private, non-institutional buyers accounted for 58.6% of this market by volume and, from 2019 to 2021, 51.9% of retail net lease transactions had a purchase price between $2.5 million and $5 million. The relatively small transaction size of retail net lease properties, combined with the locations of many of these properties outside of primary markets, can be a deterrent for larger, institutional buyers that seek to deploy greater amounts of capital in larger markets and in assets that generate greater ABR per property. We generally focus on properties with a purchase price between $1 million and $10 million and our ABR per property is approximately $218,000. We believe this low per property ABR concentration increases our revenue diversification. We also believe our focus on smaller properties, a segment of the market that we believe is undercapitalized, will allow us to maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition.

•Seasoned Leadership with a Proven Track Record of Cultivating and Expanding Publicly Traded REIT Businesses. Our Chief Executive Officer, Mark Manheimer, has over 16 years of experience underwriting, acquiring, leasing, financing, managing and disposing of net leased properties, with a track record of growing net lease businesses to significant scale, previously working at EB Arrow Holdings, LLC and Spirit Realty Capital, Inc. We believe Mr. Manheimer's reputation, in-depth market knowledge and extensive network of long-standing relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry will continue to provide us with an ongoing pipeline of both marketed and off-market investment opportunities. In addition, our Chief Financial Officer, Andrew Blocher, leads our conservative balance sheet and capitalization strategy and manages our liabilities, capital raising, financial reporting and investor relations activities. Mr. Blocher has over 21 years of experience in financial reporting, debt and equity financing, investor relations, capital allocation, corporate governance and strategy for publicly traded REITs, including First Potomac Realty Trust and Federal Realty Investment Trust. We believe Mr. Blocher's deep relationships with the investment banking and institutional investor communities will continue to assist us in future capital raising activities as we grow our portfolio.

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

•High Quality, Defensive and Diversified Portfolio. As of December 31, 2021, our portfolio consisted of 327 single-tenant net leased properties that were diversified by tenant, industry and geography, including 67 different tenants, across 23 retail sectors in 41 states. The majority of our portfolio was comprised of properties leased to tenants operating in defensive retail industries, with 86.6% of our ABR stemming from necessity, discount and/or service-oriented industries. As of December 31, 2021, our portfolio was 100% occupied and generated ABR of $71.2 million, with a WALT of 9.9 years, which we believe provides us with a strong, stable source of recurring cash flow from which to grow our portfolio. Further, as of December 31, 2021, approximately 65% and 16% of the tenants in our portfolio were corporations with investment grade credit ratings or tenants with an investment grade profile, respectively, which historically have exhibited a strong track record of making scheduled rental payments and demonstrating defensive, consistent performance through multiple cycles. Our current strategy targets a scaled portfolio that, over time, will:

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

◦have more than 60% of its tenants with an investment grade credit rating; and

◦have a WALT that approximates 10 years.

•Proven Ability to Efficiently Deploy Capital Utilizing Proprietary Sourcing Channels to Achieve Scale. Our ability to efficiently deploy capital is a direct result of our management team's extensive network of industry relationships, which we utilized to source a robust pipeline of attractive marketed and off-market investment opportunities through which we have deployed capital, acquiring 249 single-tenant retail net leased properties with an aggregate purchase price of $851.0 million since December 2019 (not including our property development acquisitions). We believe our relationship-based sourcing strategy will continue to generate a sustainable pipeline of opportunities to drive growth and achieve scale through the efficient deployment of capital raised in our capital markets offerings. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale. With our smaller asset base relative to other public REITs that focus on acquiring net leased real estate, we believe that superior growth can be achieved through manageable acquisition volume.

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

•Relationship-Based Investment Sourcing. Mr. Manheimer has been active in the single-tenant net lease industry for more than 16 years, and his extensive experience has allowed him to develop a broad network of long-standing relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we believe will provide us with an ongoing pipeline of both marketed and off-market investment opportunities. We also anticipate continuing to leverage our extensive developer relationships to partner on build-to-suit and reverse build-to-suit transactions.

•Structure and Manage Portfolio with Disciplined Underwriting and Risk Management Processes. We seek to build a scaled portfolio with stable rental revenue and maximize the long-term return on our investments by implementing our disciplined underwriting and risk management processes. Our portfolio is focused on tenants operating in industries that are e-commerce resistant and resilient through all economic cycles and with attractive credit characteristics and stable operating cash flows. We seek to enter into leases with terms of at least ten years and, when acquiring properties, look for opportunities to acquire short-term leases with a long-term extension in place at the time of closing. In addition, we seek acquisition opportunities that enhance the tenant, industry and geographic diversification of our portfolio and actively monitor and manage our existing investments to reduce the risks associated with adverse developments affecting particular tenants, industries or regions. Finally, we use our active portfolio management strategy to (i) regularly review each of our properties for changes in unit performance, tenant credit and local real estate conditions, (ii) identify properties that do not meet our disciplined underwriting strategy, diversification objectives or risk management criteria, including rent coverage ratios below 2.0x or likelihood of non-renewal upon lease expiration, and (iii) opportunistically dispose of those properties and reinvest the proceeds in tax-deferred exchanges under Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended, (the “Code”), that will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. Since June 2018, we have disposed of 57 properties totaling $168.7 million in aggregate sales price and improved portfolio performance by diversifying tenant concentration and improving key metrics such as tenant credit quality, WALT and geographic diversity.

•Maintain a Conservatively Leveraged Capital Structure. We seek to maintain a capital structure that provides us with flexibility to manage our business and scale our platform through targeted acquisitions, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns. As of December 31, 2021, we had $64.0 million of borrowings under our $250.0 million senior revolving credit facility (“Revolver”). We intend to target a conservative net debt to EBITDA leverage ratio of 4.5x to 5.5x at scale to best position the Company for growth, and we intend to capitalize on our leading origination, underwriting, financing, documentation and property processes to improve our efficiency. As we scale, we anticipate having access to the investment grade debt and equity capital markets to maintain a prudent balance between debt and equity financing.

•Achieve Sustainable Dividend Growth Well-Covered by Cash Flow. We seek to make investments that generate strong current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We intend to augment that income with internal growth through a target dividend payout ratio that will permit some free cash flow reinvestment. We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments. Additionally, our WALT of 9.9 years as of December 31, 2021 and superior underwriting and portfolio monitoring capabilities, which reduce default losses, are intended to make our cash flows highly stable.

•Smaller Net Lease Acquisitions Allow for Consistent Portfolio Growth. We generally focus on properties with a purchase price between $1 million and $10 million and our ABR per property is approximately $218,000. We believe this is a segment of the market that is undercapitalized and one in which we can achieve consistent growth through acquisition volume. Moreover, our platform is scalable, and we expect to leverage our capabilities to improve our efficiency and processes to achieve attractive risk-based growth.

General Investment Criteria

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As we continue to grow our portfolio, we seek to acquire single-tenant, retail commercial real estate net leased on a long-term basis (at least ten years) to high credit quality tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. Our current strategy targets a scaled portfolio that, over time, will (i) derive no more than (a) 5% of its ABR from any single tenant or property, (b) 15% of its ABR from any single retail sector, (c) 15% of its ABR from any single state and (d) 50% of its ABR from its top 10 tenants, (ii) be primarily leased to tenants operating in businesses we believe to be e-commerce resistant and resilient through all economic cycles, (iii) have a more than 60% of its tenants with an investment grade rating and (iv) have a WALT that approximates 10 years. While we consider the foregoing when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return. We intend to engage in investment activities in a manner that is consistent with the maintenance of our status as a REIT for U.S. federal income tax purposes. In addition, we may purchase assets for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.

Our Target Properties

We seek to acquire, own and manage a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our growth and diversification strategy focuses on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. Our management team focuses primarily on securing long-term leases with investment grade credit rated tenants and creditworthy tenants without an investment grade rating. We generally target properties with a purchase price between $1 million and $10 million, a segment of the market that we believe is undercapitalized and where we can maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition. We also selectively review larger properties with a purchase price in excess of $10 million, which are typically leased to investment grade tenants like Walmart and Home Depot, when we believe the acquisition will be accretive to the quality of our portfolio. The average purchase price of a property in our portfolio as of December 31, 2021 was $3.3 million, and our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods.

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

Investment Origination Process

Our current investment pipeline has been, and our investments going forward will be, identified by our senior management team, led by Mr. Manheimer. Mr. Manheimer has been active in the single-tenant net lease industry for more than 16 years. Mr. Manheimer's extensive experience has allowed him to develop a broad network of long-standing relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we believe will provide us with an ongoing pipeline of both marketed and off-market investment opportunities. In addition, we plan to continue to leverage our developer relationships to partner on build-to-suit opportunities with triple-net leases and desirable tenants. We believe our developer partnerships on build-to-suit projects, which provide higher yields than acquisitions, will differentiate us from our competitors without development expertise.

Underwriting

The Company assesses its investments and actively manages its existing portfolio using a three-part underwriting and risk management strategy that includes assessing (i) tenant and guarantor credit, (ii) real estate valuation and (iii) unit-level profitability. As it relates to tenant and guarantor credit, we review corporate level financial information and assess business risks, including barriers to entry and technology risks. As part of this analysis, we look for tenants that operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. We then review the tenant's investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants. We assess the underlying real estate metrics of each property, including location and demographics that will support both tenant financial health, including market rents, and a market for alternative use, re-leasing or redevelopment, when necessary. We believe implementation of this underwriting and risk management criteria will continue to build a portfolio that provides a strong, stable source of recurring cash flow. Finally, we analyze and/or estimate unit-level profitability and cost variability to determine the likelihood of each location sustainably operating as a profit center.

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

Human Capital Management

As of December 31, 2021, we have 23 full-time employees. Our staff is mostly comprised of professional employees engaged in origination, underwriting, closing, financial reporting, portfolio management and capital markets activities essential to our business.

We are committed to creating a strong internal culture that promotes inclusion and employee well-being. Our past and continued success relies on our ability to attract, develop, engage, and retain a team of highly motivated and talented employees. In order to meet this objective, we are committed to the following:

◦Talent acquisition and development. To ensure we attract and retain top talent, we provide competitive compensation and benefits, including stock awards for all employees. We aim to develop our employees by providing internal training and reimbursement for certifications, tuition, courses and seminars for continuing professional education. We encourage regular informal feedback directly from the leadership team and complete formal evaluations of each employee annually.

◦Diversity, equity, and inclusion. We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. As of December 31, 2021, our workforce was approximately 57% male and 43% female, and women represented approximately 14% of our senior management team. The ethnicity of our workforce at the end of 2021 was approximately 69% white, 13% Asian, 9% Black, and 9% Hispanic. As part of our effort to attract a more diverse candidate base, we partner with local universities and organizations in our recruiting efforts with a focus on recruitment of candidates that are underserved in our industry.

◦Workplace culture and empowerment. In 2021, we established an Employee Experience Committee (EEC) with a mission to ensure that employees have a clear voice in sharing and upholding our cultural values and expectations. The EEC allows the leadership team to engage with, and obtain feedback from, our employees on their workplace experiences. The EEC is comprised of non-management members of the organization and rotate annually. Members meet periodically to discuss recommendations to present to the leadership team, which may include additional substantive training, personal growth and professional development programs, company social and team-building events, employee benefits, and health and wellness programs. In addition, we established an Employee Recognition Program designed to recognize exemplary performance. Employees have an opportunity to nominate their teammates who have made significant contributions and two nominees per quarter are chosen to win an award.

◦Employee wellness. We are committed to providing a safe and healthy working environment for our employees. Throughout the COVID-19 pandemic, we have supported flexible work arrangements to allow employees to meet personal and family needs. We offer competitive healthcare insurance and generous paid time off, as well as paid medical and parental leave. We also provide employees with standing desks, ergonomic desk chairs and fitness center memberships.

Available Information

Our principal executive office is located at 2021 McKinney Avenue, Suite 1150, Dallas, Texas, 75201 and our telephone number is 972-200-7100. Our website address is www.NETSTREIT.com. Our reports are electronically filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through the SEC's website at www.sec.gov. These filings can also be accessed through our site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on, or otherwise accessible through, our website does not constitute a part of this report.

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

Our core business is the ownership of single-tenant, retail commercial real estate subject to long-term net leases. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, which include the inability to collect rents from tenants due to financial hardship, including bankruptcy; changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant, retail commercial real estate space; changes in consumer trends and preferences that affect the demand for products and services offered by our tenants; inability to lease or sell properties upon expiration or termination of existing leases; environmental risks, including the presence of hazardous or toxic substances or materials on our properties; the subjectivity of real estate valuations and changes in such valuations over time; the illiquid nature of real estate compared to most other financial assets; changes in laws and governmental regulations, including those governing real estate usage and zoning; changes in interest rates and the availability of financing; and changes in the general economic and business climate. The occurrence of any of these may cause the value of our real estate to decline, which could materially and adversely affect us.

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

The ongoing COVID-19 pandemic, and the measures taken to limit its spread have negatively impacted the economy across many industries, including industries in which our tenants operate. The impacts may continue and/or increase in severity as the duration of the pandemic lengthens. During 2020, a number of our tenants across various industries announced temporary closures of their locations and requested rent deferral or rent abatement. During 2020, we granted rent deferral and rent abatement to 12 and 15 of our properties, respectively, representing 0.5%, and 1.7% of ABR as of December 31, 2020, respectively. While we have not granted any abatements or deferrals since August 1, 2020, tenants may request such measures in the future as the duration of the pandemic lengthens. The COVID-19 pandemic, or a future pandemic, also may exacerbate the other risks disclosed in these “Risk Factors” including, but not limited to, the ability of our tenants to pay rent, our ability to renew leases, acquire properties on attractive terms or at all, and our access to external sources of capital.

Throughout the COVID-19 pandemic, we have supported flexible work arrangements, including remote work for certain employees. The effects of an extended period of remote work, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

Each of our properties is leased by a single tenant. Therefore, we believe that the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, global market and economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant's products or services or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own numerous properties leased by the same entity (or related group of entities), including Walgreens, 7-Eleven, Hobby Lobby, Advance Auto Parts, Dollar General, CVS, Lowe’s, Sam’s / Walmart, Best Buy, and Floor & Decor. To the extent we finance numerous properties operated by one entity (or related group of entities), the general failure of that single entity (or related group of entities) or a loss or significant decline in its business could materially and adversely affect us.

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

Approximately 35% of our properties are leased to unrated or sub-investment grade tenants that we determine, through our disciplined underwriting and risk management strategy, to be creditworthy. This strategy includes reviewing corporate level financial information, assessing business risks and reviewing investment ratings or establishing a “shadow rating” using our proprietary credit modeling process for unrated tenants. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody's Investor Services, S&P Global Ratings, or another nationally recognized statistical rating organization. Our calculations of shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

As of December 31, 2021, our portfolio included substantial holdings in Texas (10.9%), Illinois (10.8%), Ohio (6.7%), Georgia (6.0%), and Wisconsin (4.9%) based on ABR as of December 31, 2021. In addition, a significant portion of our portfolio holdings (based on ABR as of December 31, 2021) were located in the South (43.9%) and Midwest (33.2%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the regions, states or markets within such states in which we have a concentration of properties. An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

The top five tenants in our portfolio — Walgreens, 7-Eleven, Hobby Lobby, Advance Auto Parts, and Dollar General — contributed 7.3%, 6.9%, 6.6%, 5.5%, and 5.2%, respectively, of our ABR as of December 31, 2021. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants, that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options or other tenant inducements will not be offered to attract new tenants. In addition, the loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be subject to an uncertain period of downtime without rental income, be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. If we are unable to renew leases, lease vacant space or re-lease space as leases expire, it could have a material adverse effect on us.

Some of our tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

Of the ABR of our portfolio as of December 31, 2021, 8.8% is operated by tenants under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchiser or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchiser's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

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

Our ability to expand our portfolio through property acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by risks associated with the ownership of real estate. As a result, we may not be able to implement our investment and acquisition strategies successfully. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. Because we may invest in markets other than the ones in which our current properties are located or properties which may be leased to tenants other than those to which we have historically leased properties, we may also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to our management team.

Our development activities related to our build-to-suit projects are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals and the cost and timely completion of construction (including risks from factors beyond our control, such as weather or labor conditions or material shortages). Additionally, new development may involve risks related to construction delays or costs overruns that may increase anticipated project costs. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows we expect from build to suit projects, which could have an adverse effect on our financial condition.

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

We are dependent on the efforts and performance of our key management, including Mark Manheimer, our Chief Executive Officer, and Andy Blocher, our Chief Financial Officer. We cannot guarantee we retain any of our executive leadership team and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, all of which could materially and adversely affect us.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We rely on our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”). More broadly, effective internal control over financial reporting is a necessary component of our program to seek to prevent, and to detect any, fraud. Furthermore, as we grow, our business will likely become more complex, and we may require significantly more resources to develop and maintain effective controls. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.

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

As of December 31, 2021, we had $175.0 million outstanding on our senior term loan (“Term Loan”) and $64.0 million of borrowings under our $250.0 million senior revolving credit facility (“Revolver”, and collectively with the Term Loan, the “Credit Facility”). Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to meet our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness; counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Failure to hedge effectively against interest rate changes may materially and adversely affect us.

We currently hedge a portion of our interest rate volatility through interest rate swaps. These arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to any hedging arrangements we enter into in the future may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future floating-rate borrowings may materially and adversely affect us.

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

The London Inter-Bank Offered Rate (“LIBOR”) is being phased-out as a reference rate for debt and hedging agreements and may require us to transition LIBOR-based contracts to an alternative reference rate.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has contracts that are indexed to LIBOR, including its Term Loan and Revolver and is monitoring and evaluating the related risks, which include interest paid on loans and future negotiations with lenders and other counterparties. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. The value of loans, securities or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued.

The method of transitioning to an alternative reference rate may be challenging and the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could occur if, for example, sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR. Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.

Risks Related to Government Regulation and Tax Matters

Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our stockholders.

We believe that our organization and current proposed method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because: we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate; we could be subject to increased state and local taxes; and unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local income, property and excise taxes on our income or property.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under the Code. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

In addition, our taxable REIT subsidiaries (“TRSs”) will be subject to U.S. federal income tax and applicable state and local taxes on their net income. Any of these taxes would reduce our cash available for distribution to you.

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

These restrictions on ownership and transfer of our stock may, among other things: discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of income tests that apply to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in such TRS.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser. Under Section 1032 of the Code, generally, no gain or loss is recognized by a corporation when it deals in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether each forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.

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

Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 20% of the value of a REIT's assets may consist of securities of one or more TRSs. A TRS will typically pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm's-length basis. Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. There can be no assurance that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Liabilities arising under environmental laws may materially and adversely affect us.

The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. We typically obtain Phase I environmental site assessments on all properties we finance or acquire. However, the Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage or harm to natural resources. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest; we may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination, or the party responsible for the contamination of the property.

If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments. Additionally, the known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. Environmental laws may also create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.

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

Our properties are subject to the Americans with Disabilities Act, or ADA, fire and safety regulations, building codes and other regulations. Failure to comply with these laws and regulations could result in imposition of fines by the government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance with the ADA and other property regulations, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected, and we could be required to expend our own funds to comply with applicable law and regulation.

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

In connection with the acquisition of properties or otherwise, we may issue units of our operating partnership to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our operating partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Between the closing of our initial public offering and December 31, 2021, we acquired 177 single-tenant retail net lease properties with an aggregate purchase price of $588.8 million. As of December 31, 2021, our diversified portfolio consisted of 327 single-tenant retail net leased properties spanning 41 states, with 67 different tenants represented across 23 retail sectors. As of December 31, 2021, our portfolio consisted of 6.4 million square feet and was 100% occupied.

As of December 31, 2021, our portfolio generated ABR of $71.2 million. As of December 31, 2021, our portfolio had a WALT of 9.9 years and consisted of approximately 65% and 16% of investment grade tenants and investment grade profile tenants, respectively, by ABR. As of December 31, 2021, none of our tenants represented more than 7.3% of our portfolio by ABR, and our top 10 largest tenants represented in aggregate 54.3% of our ABR. Eight of our top 10 tenants are publicly traded companies and eight have investment grade credit ratings, in addition to Hobby Lobby, an investment grade profile tenant.

Tenant Diversification

As of December 31, 2021, our 327 properties were operated by 67 different tenants, each representing a distinct brand or concept, with no one tenant representing more than 7.3% of our portfolio by ABR. The following table details information about our tenants as of December 31, 2021 (dollars in thousands):

Tenant(1)	Number of Properties	Square Feet	ABR	% of ABR	ABR per Square Foot	Weighted Average Lease Term(2)
Walgreen Co.	18	266,839	$5,200	7.3%	$19.49	12.2
7-Eleven, Inc.	21	71,618	4,879	6.9%	68.12	13.5
Hobby Lobby Stores, Inc.	12	662,858	4,689	6.6%	7.07	10.3
Advance Stores Company, Inc. (Advance Auto Parts)	39	278,953	3,882	5.5%	13.92	9.5
Dollar General Corporation	37	350,670	3,701	5.2%	10.55	7.6
CVS Health Corporation	18	207,477	3,666	5.1%	17.67	14.0
Lowe's Companies, Inc.	4	501,771	3,578	5.0%	7.13	12.2
Wal-Mart Stores, Inc.	5	771,538	3,288	4.6%	4.26	7.0
Best Buy Stores, L.P.	6	285,495	3,150	4.4%	11.03	5.5
Floor & Décor Outlets of America, Inc.	2	164,770	2,615	3.7%	15.87	11.3
Big Lots Stores, Inc. / PNS Stores, Inc. (Big Lots)	9	344,699	2,382	3.3%	6.91	9.0
Ollie's Bargain Outlet, Inc.	9	342,278	2,282	3.2%	6.67	8.1
Dollar Tree Stores, Inc. / Family Dollar Stores, Inc.	20	193,521	2,010	2.8%	10.39	7.5
Home Depot U.S.A, Inc.	2	228,362	1,944	2.7%	8.51	3.8
Tractor Supply Company	6	135,341	1,407	2.0%	10.40	10.8
Koninklijke Ahold Delhaize N.V. (Food Lion / Stop & Shop)	2	66,158	1,268	1.8%	19.17	5.5
Burlington Coat Factory Warehouse Corporation	3	98,004	1,205	1.7%	12.30	8.6
The Kroger Co.	3	163,328	1,198	1.7%	7.33	8.3
Fresenius Medical Care Holdings, Inc.	4	31,182	1,027	1.4%	32.93	10.1
Kohl's Department Stores, Inc.	2	165,870	1,006	1.4%	6.06	10.1
Top 20 Subtotal	222	5,330,732	54,378	76.4%	10.20	9.8
Other	105	1,089,514	16,834	23.6%	15.45	10.3
Total / Weighted Average(2)	327	6,420,246	$71,212	100%	$11.09	9.9

(1) Represents tenant or guarantor.
(2) Weighted by ABR.

Tenant Industry Diversification

The majority of our portfolio is comprised of properties leased to tenants operating in defensive retail industries, with 86.6% of our ABR as of December 31, 2021 coming from necessity, service-oriented, and/or discount industries. Necessity-based industries are those that are considered essential by consumers and include sectors such as home improvement, auto parts, drug stores, general retail, and grocers. Service-oriented industries consist of retailers that provide services rather than goods, including, for example, convenience stores, quick service and casual dining restaurants, and tire and auto services. Discount retailers offer a low price point and consist of off-price and dollar stores.

The breakdown of our necessity-based retail, service-oriented, discount-focused, and other, non-defensive retail industries by sector and by percentage of ABR as of December 31, 2021 is set forth below (dollars in thousands):

		ABR(1)		Gross Leasable Area
Tenant Industry and Sector	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Necessity-Based Retail
Home Improvement	23	$10,325	14.5%	1,071,206	16.7%
Drug Stores & Pharmacies	36	8,866	12.5%	474,316	7.4%
Auto Parts	58	5,174	7.3%	401,908	6.3%
Grocery	10	4,206	5.9%	380,332	5.9%
General Retail	5	3,226	4.5%	787,083	12.3%
Healthcare	8	1,685	2.4%	52,425	0.8%
Farm Supplies	6	1,407	2.0%	135,341	2.1%
Wholesale Warehouse Club	1	417	0.6%	110,858	1.7%
Banking	3	457	0.6%	9,668	0.2%
Total Necessity-Based Retail	150	35,764	50.2%	3,423,137	53.3%
Service-Oriented Industry
Convenience Stores	25	5,621	7.9%	96,720	1.5%
Quick Service Restaurants	17	2,777	3.9%	48,778	0.8%
Automotive Service	13	1,222	1.7%	77,515	1.2%
Health and Fitness (2)	1	985	1.4%	33,616	0.5%
Casual Dining (2)	4	755	1.1%	23,531	0.4%
Equipment Rental and Leasing	5	679	1.0%	49,275	0.8%
Total Service-Oriented Industry	65	12,038	16.9%	329,434	5.1%
Discount-Focused Industry
Discount Retail (2)	29	8,141	11.4%	1,076,710	16.8%
Dollar Stores	57	5,711	8.0%	544,191	8.5%
Total Discount-Focused Industry	86	13,853	19.5%	1,620,901	25.2%
Defensive Retail Industries	301	$61,654	86.6%	5,373,472	83.7%
Other, Non-Defensive Industries
Arts & Crafts	12	4,689	6.6%	662,858	10.3%
Consumer Electronics	6	3,150	4.4%	285,495	4.4%
Furniture Stores	2	878	1.2%	47,101	0.7%
Apparel	4	506	0.7%	39,126	0.6%
Gift, Novelty, and Souvenir Shops	1	200	0.3%	8,081	0.1%
Home Furnishings	1	134	0.2%	4,114	0.1%
Total Other, Non-Defensive	26	$9,557	13.4%	1,046,774	16.3%
Total, All Industries	327	$71,212	100.0%	6,420,246	100.0%

(1) Certain figures in this table may not foot due to rounding.
(2) Health and Fitness, Casual Dining, and Discount Retail industries have one, two, and one properties, respectively, that reside in NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), representing 1.38%, 0.48%, and 0.39% of ABR, respectively.

Geographic Diversification

The following table presents ABR by state for our portfolio as of December 31, 2021 (dollars in thousands):

		ABR		Gross Leasable Area
Tenant State	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Texas	33	$7,756	10.9%	408,992	6.4%
Illinois	19	7,690	10.8%	481,865	7.5%
Ohio	28	4,739	6.7%	544,676	8.5%
Georgia	18	4,289	6.0%	591,374	9.2%
Wisconsin	16	3,466	4.9%	451,747	7.0%
New York	13	3,143	4.4%	402,062	6.3%
California	10	2,876	4.0%	141,051	2.2%
Mississippi	13	2,787	3.9%	433,090	6.7%
Indiana	13	2,691	3.8%	210,925	3.3%
Virginia	5	2,655	3.7%	181,736	2.8%
Pennsylvania	15	2,421	3.4%	180,581	2.8%
Florida	15	2,280	3.2%	102,070	1.6%
Michigan	7	1,966	2.8%	207,312	3.2%
Arizona	5	1,837	2.6%	161,661	2.5%
Alabama	13	1,801	2.5%	117,258	1.8%
Louisiana	6	1,730	2.4%	180,537	2.8%
Washington	3	1,399	2.0%	116,222	1.8%
South Carolina	9	1,373	1.9%	139,128	2.2%
Kentucky	4	1,366	1.9%	166,529	2.6%
New Mexico	4	1,232	1.7%	54,357	0.8%
Other(1)	78	11,715	16.5%	1,147,073	17.9%
Total	327	$71,212	100.0%	6,420,246	100.0%

(1) Includes 21 states generating less than 1.66% of annualized base rent.

Lease Terms and Expirations

Our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods.

As of December 31, 2021, the leases in our portfolio had a WALT of 9.9 years, with no lease expiring prior to April 2023. The following table illustrates contractual lease expirations within the Company's portfolio as of December 31, 2021, assuming no exercise of contractual extension options (dollars in thousands):

		ABR		Gross Leasable Area
Year	Number of Leases	Dollars	% of Total	Square Feet	% of Total
2022	—	$—	—%	—	—%
2023	4	1,004	1.4%	137,350	2.1%
2024	3	442	0.6%	44,006	0.7%
2025	7	2,365	3.3%	318,227	5.0%
2026	12	2,665	3.7%	289,861	4.5%
2027	14	4,070	5.7%	347,778	5.4%
2028	30	4,667	6.6%	520,665	8.1%
2029	38	6,339	8.9%	507,740	7.9%
2030	39	8,815	12.4%	933,943	14.5%
2031	62	11,456	16.1%	1,209,748	18.8%
2032	21	5,780	8.1%	906,873	14.1%
2033	22	2,807	3.9%	209,644	3.3%
2034	12	3,444	4.8%	136,226	2.1%
2035	22	7,499	10.5%	374,929	5.8%
2036	23	5,436	7.6%	301,778	4.7%
Thereafter	18	4,423	6.2%	181,478	2.8%
Total	327	$71,212	100.0%	6,420,246	100.0%

Developments

During the year ended December 31, 2021, the Company had 10 development projects completed or under construction. Actual and anticipated total costs for these projects are approximately $40.3 million and are included in the following completed or commenced projects:

Tenant Industry	Land Acquired	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Convenience Stores	1/14/2020	North Little Rock, AR	Build-to-Suit	20 years	7/1/2020	Complete
Convenience Stores	4/3/2020	North Little Rock, AR	Build-to-Suit	20 years	1/1/2021	Complete
Discount Retail	5/18/2021	Fond Du Lac, WI	Build-to-Suit	10 years	First quarter 2022	Complete
Home Improvement	7/8/2021	Sioux Falls, SD	Build-to-Suit	12 years	First quarter 2022	Under Construction
Arts & Crafts	5/18/2021	Fond Du Lac, WI	Build-to-Suit	10 years	Second quarter 2022	Under Construction
Discount Retail	2/5/2021	Yuma, AZ	Build-to-Suit	10 years	Second quarter 2022	Under Construction
Dollar Stores	11/12/2021	Woodland, AL	Build-to-Suit	10 years	Second quarter 2022	Under Construction
Arts & Crafts	12/29/2021	D'Iberville, MS	Build-to-Suit	15 years	Third quarter 2022	Under Construction
Arts & Crafts	12/30/2021	Winder, GA	Build-to-Suit	15 years	Third quarter 2022	Under Construction
Arts & Crafts	12/3/2021	Sheboygan, WI	Build-to-Suit	10 years	Fourth quarter 2022	Under Construction
Discount Retail	12/3/2021	Sheboygan, WI	Build-to-Suit	10 years	Fourth quarter 2022	Under Construction
TBD	8/23/2021	Sumter, SC	Redevelopment	TBD	TBD	Redevelopment Property

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

PART II — OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record, and Distribution Policy

Our common stock is traded on the NYSE under the symbol “NTST.” As of February 22, 2022 there were 44,244,742 shares of our common stock issued and outstanding which were held by approximately 57 stockholders of record. In addition, as of February 22, 2022 there were 551,393 outstanding units of limited partnership of the operating partnership (“Class A OP Units”) which are convertible into shares of our common stock on a one-for-one basis. During 2021, all Class B units of limited partnership of the operating partnership (“Class B OP Units”) were converted into shares of our common stock, and therefore as of December 31, 2021, there were no remaining Class B OP Units in the operating partnership.

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

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares our cumulative total stockholder return based on the market price of our common stock, assuming dividends are reinvested, with the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the NAREIT US Equity REIT Index for the period beginning August 13, 2020 (the date our common stock began trading on the NYSE exchange) and ending December 31, 2021. The graph assumes an investment of $100 on August 13, 2020.

Total Shareholder Return Performance
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
Index Value
8/13/2020
12/31/2020
12/31/2021
Period Ended
NETSTREIT Corp.
S&P 500
NAREIT US EQUITY REIT Index

	Period Ending
Index	8/13/2020	12/31/2020	12/31/2021
NETSTREIT Corp.	$100.00	$111.58	$136.05
S&P 500	$100.00	$112.05	$144.21
NAREIT US EQUITY REIT Index	$100.00	$106.04	$149.84

The information above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

Effective September 1, 2021, our board of directors authorized a repurchase program for up to $150.0 million of our common stock. Repurchases of common stock may be made at management’s discretion from time to time in open market transactions, privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans or one or more accelerated stock repurchase programs). There have been no repurchases under the program to date. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors and there can be no assurances that the Company will make any purchases under the common stock repurchase program.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021, for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the year ended December 31, 2020 and for the periods from December 23, 2019 to December 31, 2019 and from January 1, 2019 to December 22, 2019, which is incorporated herein by reference.

Overview

We are an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 327 single-tenant retail net leased properties spanning 41 states, with 67 different tenants represented across 23 retail sectors. Our portfolio generates ABR1 of $71.2 million and is 100% occupied, with a WALT of 9.9 years and consisting of approximately 65% and 16% of investment grade tenants and investment grade profile tenants, respectively by ABR, which we believe provides us with a strong, stable source of recurring cash flow. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. We completed our initial public offering on August 17, 2020 and our common stock trades on the New York Stock Exchange under the symbol “NTST.”

COVID-19

The ongoing COVID-19 pandemic, and the measures taken to limit its spread have negatively impacted the economy across many industries, including industries in which our tenants operate. The impacts may continue and/or increase in severity as the duration of the pandemic lengthens. We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including the identification and spread of variants. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. During 2020, a number of our tenants across various industries announced temporary closures of their locations and requested rent deferral or rent abatement. During 2020, we granted rent deferral and rent abatement to 12 and 15 of our properties, respectively, representing 0.5%, and 1.7% of ABR as of December 31, 2020, respectively. The Company has not granted any abatements or deferrals since August 1, 2020. See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements included herein. The Company’s operations and cash flows for the years ended December 31, 2021 and 2020 were not materially impacted by COVID-19.

Financing Activities

On April 12, 2021, we completed a registered public offering of 10,915,688 shares of common stock at a public offering price of $18.65 per share. We received net proceeds from the offering of $194.2 million, net of transaction costs and underwriting discounts of $9.4 million.

On September 1, 2021, we entered into a $250.0 million ATM Program through which, from time to time, we may sell shares of our common stock in registered transactions. During the fourth quarter of 2021, we issued 3,852,436 shares of common stock at a weighted average price of $23.36 per share in connection with the ATM Program for gross proceeds of approximately $90.0 million.
(1) ABR is calculated by multiplying (i) cash rental payments (a) for the month ended December 31, 2021 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of December 31, 2021, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

Effective September 1, 2021, the board of directors authorized a repurchase program for up to $150.0 million of common stock. Repurchases of common stock may be made at management’s discretion from time to time in open market transactions, privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans or one or more accelerated stock repurchase programs). The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors and there can be no assurances that the Company will make any purchases under the common stock repurchase program.

On January 13, 2022, we completed a registered public offering of 10,350,000 shares of our common stock at a public offering price of $22.25 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 10, 2023. We may also elect to cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and we may owe cash to the relevant forward counterparty in certain circumstances.

Results of Operations

Overall

The Company continued to grow its assets held for investment by increasing its property portfolio from 203 properties as of December 31, 2020 to 328 properties as of the end of December 31, 2021, which includes eight real estate development projects owned by the Company and one property under development with a non-binding option to purchase. Total actual and projected capital spend on current development projects that have completed or are under construction during 2021 is $40.3 million, of which $20.8 million has been funded as of December 31, 2021. This growth was facilitated by successfully raising net equity capital of $219.0 million, $227.3 million, $194.2 million, and $89.0 million as result of a private offering (the “Private Offering”), initial public offering, follow-on offering, and ATM Program, respectively, totaling $729.5 million of net capital raised by the Company since December 23, 2019.

Acquisitions

During the year ended December 31, 2021, the Company acquired 124 properties, for a total purchase price of $441.3 million, including $4.2 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 33 states with a WALT of approximately 10.3 years. The underwritten weighted-average capitalization rate on the Company’s year to date acquisitions was approximately 6.5%.

Development

During the year ended December 31, 2021, the Company invested a total of $20.8 million, including total purchase price of $12.0 million, in ten properties, including one that contains a non-binding purchase option to acquire the property upon completion. Upon acquisition or investment in these properties, the Company commenced or assumed development of build-to-suit projects. As of December 31, 2021, the Company completed development on one of the projects and reclassified approximately $2.9 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. The remaining developments are expected to be substantially completed with rent commencing at various points throughout 2022. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2021.

Dispositions

During the year ended December 31, 2021, the Company sold nine properties for a total sales price, net of disposal costs of $31.1 million, recognizing a net gain of $3.0 million on the sales.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The following table sets forth our operating results for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Revenues
Rental revenue (including reimbursable)	$59,140	$33,727
Operating expenses
Property	5,803	2,569
General and administrative	14,810	11,340
Depreciation and amortization	30,807	15,459
Provisions for impairment	3,539	2,690
Transaction costs	700	3,169
Total operating expenses	55,659	35,227
Other income (expense)
Interest expense, net	(3,700)	(4,741)
Gain on sales of real estate, net	2,997	6,213
Gain on forfeited earnest money deposit	—	250
Other income (expense), net	431	(10)
Total other income (expense), net	(272)	1,712
Net income before income tax expense	3,209	212
Income tax expense	(59)	—
Net income	$3,150	$212

Revenue. Revenue for the year ended December 31, 2021 increased by $25.4 million to $59.1 million from $33.7 million for the year ended December 31, 2020. This is primarily due to an increase in the real estate portfolio from 94 operating properties as of January 1, 2020 to 318 operating properties as of December 31, 2021. The increase includes an increase in cash rental receipts of $23.1 million, combined net increases of property expense reimbursements of $2.7 million, of which $1.4 million was related to tax reimbursements, and an increase in amortization of above- and below-market lease related intangible assets of $0.3 million, partially offset by a decrease in straight-line rental revenue of $0.6 million.

Total Operating Expenses. Total expenses increased by $20.5 million to $55.7 million for the year ended December 31, 2021 as compared to $35.2 million for the year ended December 31, 2020. The increase in operating expenses is primarily attributed to increases in the number of operating properties, and provisions for impairment and stock-based compensation expense, partially offset by prior period expenses associated with the consummation of the Company’s initial public offering in August 2020. Total operating expenses include the following:
•Property Expenses. Property expenses increased $3.2 million to $5.8 million for the year ended December 31, 2021 from $2.6 million for the year ended December 31, 2020. The increase is primarily attributed to the increase in the real estate portfolio from 94 to 318 operating properties. The largest increases are from reimbursable property taxes of $1.4 million, reimbursable maintenance expense of $1.2 million, and reimbursable insurance expenses of $0.4 million. Remaining net increases are from non-reimbursable expenses of $0.2 million.
•General and Administrative Expenses. General and administrative expenses increased $3.5 million to $14.8 million for the year ended December 31, 2021 from $11.3 million for the year ended December 31, 2020. The increase is primarily due to payroll expense associated with increased management and staff to support the Company as a newly public company of $1.0 million, an increase in stock-based compensation expense of $1.3 million, an increase in insurance related expenses of $0.6 million, and an increase in professional and consulting services of $0.4 million, partially offset by a decrease in audit related fees of $0.3 million.
•Depreciation and Amortization. Depreciation and amortization expense increased by $15.3 million to $30.8 million for the year ended December 31, 2021 from $15.5 million for the year ended December 31, 2020. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $6.4 million, in-place lease amortization expense of $5.0 million, and building and leasehold improvements depreciation expense of $3.3 million and $0.6 million, respectively.

•Provisions for Impairment. For the year ended December 31, 2021, we recorded a provision for impairment of $3.5 million on three properties. One of the properties was classified as held-for-sale as of December 31, 2020 and sold during 2021 and two of the properties were classified as held-for-sale and sold during 2021. For the year ended December 31, 2020, we recorded a provision for impairment of $2.7 million on five properties which were all either classified as held-for-sale as of December 31, 2020 and sold during 2021 or 2020. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $2.5 million to $0.7 million for the year ended December 31, 2021 from $3.2 million for the year ended December 31, 2020. The decrease in transaction costs includes a decrease of $2.2 million of expenses incurred in 2020 to facilitate our initial public offering and a decrease of $0.3 million of expenses incurred for abandoned acquisitions and expenses associated with property acquisitions.
Interest Expense. Interest expense decreased by $1.0 million to $3.7 million for the year ended December 31, 2021 from $4.7 million for the year ended December 31, 2020. The decrease is primarily due to the decrease in the effective interest rate of the Term Loan translating into a decrease in Term Loan interest expense of $1.2 million, offset by increased interest expense associated with interest rate swaps of $0.2 million, further offset by less than $0.1 million related to average balances in borrowings outstanding under the Revolver (as defined in “Note 6 - Debt” to our consolidated statements of operations and comprehensive income (loss) included herein).

Gain on sales of real estate, net. Gain on sales of real estate, net decreased $3.2 million to $3.0 million for the year ended December 31, 2021 from $6.2 million for the year ended December 31, 2020. The table below summarizes the properties sold for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Number of properties sold	9	15
Sales price, net of disposal costs	$31,119	$48,065
Gain on sales of real estate, net	$2,997	$6,213

Other income (expense), net. Other income (expense), net increased by $0.4 million to $0.4 million for the year ended December 31, 2021 solely related to $0.5 million of loss recorded due to damages incurred from Hurricane Ida as described in further detail in “Note 4 - Real Estate Investments,” offset by insurance proceeds received during 2021 of $0.9 million.

Net Income (loss). Net income increased $3.0 million to $3.2 million for the year ended December 31, 2021 from $0.2 million for the year ended December 31, 2020. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, offset by a decrease related to net gains on sales of real estate, further offset partially by increases in depreciation and amortization expenses, and to increases in general and administrative expenses related to both our growth and incremental costs associated with becoming a public company, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowings under our Credit Facility. As of December 31, 2021, we had a $175.0 million Term Loan and $64.0 million of borrowings outstanding under our $250.0 million Revolver. We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program and the physical settlement of forward sales of our common stock, coupled with our cash flows from operations and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Contractual Obligations and Commitments

As of December 31, 2021, our contractual obligations include the maturity of our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024 and repayment of borrowings on our $250.0 million Revolver. During the year ended December 31, 2021, we borrowed $150.0 million and repaid $86.0 million on our Revolver at a weighted-average interest rate of 1.31% to fund specifically identified property acquisitions. Additionally, a portion of the net proceeds from our April 12, 2021 public offering were used to repay $13.0 million of borrowings in the second quarter of 2021.

The following table provides information with respect to our commitments as of December 31, 2021 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$175,000	$—
Term Loan – Variable interest (1)	7,076	2,376	4,700	—
Revolver - Borrowings	64,000	—	64,000	—
Revolver - Variable interest	1,646	832	814	—
Unutilized borrowing fees on Revolver (2)	920	465	455	—
Property development under contract	21,616	21,616	—	—
Corporate office lease obligations	6,576	156	1,150	5,270
Total	$276,834	$25,445	$246,119	$5,270

(1) Effective September 28, 2020, we entered into an interest rate hedge to fix the interest rate on our Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of December 31, 2021 of 0.10%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.
(2) We are subject to a variable unutilized borrowing fee on our $250.0 million Revolver. This reflects our projected unutilized borrowing fee at 0.25% assuming no additional borrowing through the maturity date of December 23, 2023.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The Company expects to incur approximately $0.5 million of additional improvement, furniture and fixtures, and computer and computer related equipment costs in the first quarter of 2022. The lease has an initial noncancellable term of 10.5 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note - 3 - Leases”. Annual rent expense, excluding operating expenses, is expected to be approximately $0.5 million during the initial term.

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of December 31, 2021, the Company had commitments to fund properties under development totaling $21.6 million, all of which is is expected to be funded over the next 12 months.

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
The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility, effective during the fourth quarter of 2020, is unsecured as the Administrative Agent released the collateral in connection with the Company’s satisfaction of the collateral release requirements. Therefore interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

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

Historical Cash Flow Information

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$31,478	$12,749
Investing activities	(430,128)	(362,133)
Financing activities	313,610	272,708

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $18.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $23.1 million, a decrease of $1.9 million for leasehold improvement obligations paid in the prior year, offset primarily by $5.8 million of lease incentives paid during the period and other net increases in operating and general and administrative expenses associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $68.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to acquisition, development and disposal activity. The Company spent $32.7 million and $17.9 million more on the acquisition and development of real estate, respectively, increased further by $17.0 million of fewer proceeds received from disposals. Additional increases are comprised of $0.6 million more spent on the purchase of computer equipment and other corporate assets, $0.7 million in net increases in earnest money deposits, offset by $0.9 million of proceeds received from the settlement of property-related insurance claims.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $40.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily attributed to receiving $1.2 million more in aggregate net proceeds from the April 2021 follow-on public offering and proceeds from sales under the ATM Program as compared to the proceeds from the sale of unregistered securities in February 2020 and our initial public offering in August 2020. Additionally, the Company paid $22.4 million and $1.7 million more of dividends and distributions and deferred offering costs, respectively, during the year ended December 31, 2021 than the prior year. The Company also net borrowed $64.0 million more under the Revolver during the year ended December 31, 2021 than the prior year.

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

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

Our predecessor was not a federal taxable entity and no provision for federal income taxes was recognized in its consolidated financial information.
During the years ended 2021 and 2020, the Company recognized franchise and other state and local tax expenses in general and administrative and recognized state and federal income tax expense in income tax expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in “Note 2 - Summary of Significant Accounting Policies” of our consolidated financial statements, included in Part II, “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by an independent valuation firm. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, we consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Impairment of Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset group is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, we will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds from operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent, gains from forfeited earnest money deposits, non-recurring public company costs, representing consulting fees incurred in preparing to become a public company, gains on insurance proceeds, and non-cash compensation expense (“Adjusted EBITDAre”), net operating income (“NOI”) and cash net operating income (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted for gains from forfeited earnest money deposits, non-recurring public company costs, and gains on insurance proceeds. We believe the presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods because it removes the effect of unusual and non-recurring items that are not expected to impact our operating performance on an ongoing basis.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Successor
	Year Ended December 31,
	2021	2020
Net income	$3,150	$212
Depreciation and amortization of real estate	30,491	15,154
Provisions for impairment	3,539	2,690
Gain on sales of real estate, net	(2,997)	(6,213)
FFO	34,183	11,843
Adjustments:
Gain on forfeited earnest money deposit	—	(250)
144A and IPO transaction costs (1)	—	2,170
Gain on insurance proceeds	(438)	—
Core FFO	33,745	13,763
Adjustments:
Straight-line rental revenue	(1,082)	(1,688)
Amortization of deferred financing costs	627	621
Amortization of above/below market lease intangibles	(808)	(504)
Amortization of lease incentives	122	—
Capitalized interest expense	(78)	—
Non-cash compensation expense	3,703	2,452
AFFO	$36,229	$14,644

(1) These expenses represent a subset of transaction costs as presented on the consolidated statements of operations and comprehensive income (loss).

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, gains from forfeited earnest money deposits, non-recurring public company costs, representing consulting fees that we incurred in preparing to become a public company, gains on insurance proceeds, and non-cash compensation expense.

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Successor
	Year Ended December 31,
	2021	2020
Net income	$3,150	$212
Depreciation and amortization of real estate	30,491	15,154
Amortization of above/below market lease intangibles	(808)	(504)
Amortization of lease incentives	122	—
Non-real estate depreciation and amortization	316	305
Interest expense, net	3,700	4,741
Income tax expense	59	—
EBITDA	37,030	19,908
Adjustments:
Provisions for impairment	3,539	2,690
Gain on sales of real estate, net	(2,997)	(6,213)
EBITDAre	37,572	16,385
Adjustments:
Straight-line rental revenue	(1,082)	(1,688)
Gain on forfeited earnest money deposit	—	(250)
144A and IPO transaction costs (1)	—	2,170
Gain on insurance proceeds	(438)	—
Non-cash compensation expense	3,703	2,452
Adjusted EBITDAre	$39,755	$19,069

(1) These expenses represent a subset of transaction costs as presented on the consolidated statements of operations and comprehensive income (loss).

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (loss) (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, depreciation and amortization, gains (or losses) on sales of depreciable property, gain from forfeited earnest money deposits, real estate impairment losses, and other income (or expense). We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease intangibles and lease incentives to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Successor
	Year Ended December 31,
	2021	2020
Net income	$3,150	$212
General and administrative	14,810	11,340
Depreciation and amortization	30,807	15,459
Provisions for impairment	3,539	2,690
Transaction costs	700	3,169
Interest expense, net	3,700	4,741
Gain on sales of real estate, net	(2,997)	(6,213)
Gain on forfeited earnest money deposit	—	(250)
Income tax expense	59	—
Other income (expense), net	(431)	10
NOI	53,337	31,158
Straight-line rental revenue	(1,082)	(1,688)
Amortization of above/below market lease intangibles	(808)	(504)
Amortization of lease incentives	122	—
Cash NOI	$51,569	$28,966

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of December 31, 2021, we had total indebtedness of approximately $175.0 million under the Term Loan and $64.0 million of borrowings under the Revolver, both of which are floating rate debt with a variable interest rate. For the years ended December 31, 2021 and 2020, we had average daily outstanding borrowings on our Revolver of $12.4 million and $6.6 million, respectively.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15%. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2021, which assumes a 1% adverse change in the interest rate as of December 31, 2021, the estimated market risk exposure for the Revolver was less than $0.2 million.

On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

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

The Company’s Term Loan and Revolver, which mature on December 23, 2024 and December 23, 2023, respectively, are indexed to LIBOR, and provide for procedures for determining an alternative base rate. The Company continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

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

Off-Balance Sheet Arrangements
As of December 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the the Stockholders and Board of Directors
NETSTREIT Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited NETSTREIT Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2021 (successor), for the period from December 23, 2019 to December 31, 2019 (successor), and the period from January 1, 2019 to December 22, 2019 (predecessor) and the related notes and financial statement Schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NETSTREIT Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2021 (successor), for the period from December 23, 2019 to December 31, 2019 (successor), and the period from January 1, 2019 to December 22, 2019 (predecessor) and the related notes and financial statement Schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 (successor), for the period from December 23, 2019 to December 31, 2019 (successor), and the period from January 1, 2019 to December 22, 2019 (predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of indicators for potential impairment of long-lived asset groups

As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group is no longer recoverable. As of December 31, 2021 the Company has $913.6 million of real estate held for investment, net. The evaluation of the indicators of potential impairment relies upon certain management assumptions, including the anticipated holding period for a real estate investment property.

We identified the evaluation of indicators for potential impairment of long-lived asset groups as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the reasonableness of Company’s intent and ability to hold long-lived asset groups for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process, including a control related to the identification of indicators of potential impairment. We inquired of and obtained representations from Company officials and inspected documents, such as meeting minutes of the board of trustees and its sub-committees and asset management meeting summaries to evaluate the Company’s intent and ability to hold long-lived asset groups for particular periods of time. We read external communications with investors to identify information regarding potential sales of the Company’s long-lived asset groups.

Evaluation of the fair value of land and building in certain real estate asset acquisitions

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired real estate properties in asset acquisitions during 2021 for a total purchase price of $441.3 million, of which $116.1 million and $241.9 million were allocated to land and buildings, respectively. The purchase price of an asset acquisition is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. In estimating fair values, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm.

We identified the evaluation of the fair value of land and building in certain real estate asset acquisitions as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions used in the Company’s estimates of fair value of land and building, including comparable land sales and estimated replacement cost of the building for certain real estate asset acquisitions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s asset acquisition valuation process, including controls related to the assumptions noted above. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the relevance of the comparable land sales and replacement cost of the building used by the Company to estimate fair values, by comparing them to our independently developed ranges of comparable land sales and estimated replacement cost of the building for a selection of real estate asset acquisitions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
February 24, 2022

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Real estate, at cost:
Land	$299,935	$189,373
Buildings and improvements	626,457	358,360
Total real estate, at cost	926,392	547,733
Less accumulated depreciation	(30,669)	(10,111)
Property under development	17,896	—
Real estate held for investment, net	913,619	537,622
Assets held for sale	2,096	14,802
Cash, cash equivalents and restricted cash	7,603	92,643
Lease intangible assets, net	124,772	75,024
Other assets, net	20,351	5,724
Total assets	$1,068,441	$725,815
Liabilities and equity
Liabilities:
Term loan, net	$174,330	$174,105
Revolving credit facility	64,000	—
Lease intangible liabilities, net	23,316	16,930
Liabilities related to assets held for sale	—	399
Accounts payable, accrued expenses and other liabilities	16,980	6,308
Total liabilities	278,626	197,742
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 44,223,050 and 28,203,545 shares issued and outstanding as of December 31, 2021 and 2020, respectively	442	282
Additional paid-in capital	809,724	501,045
Distributions in excess of retained earnings	(35,119)	(7,464)
Accumulated other comprehensive income	4,123	235
Total stockholders’ equity	779,170	494,098
Noncontrolling interests	10,645	33,975
Total equity	789,815	528,073
Total liabilities and equity	$1,068,441	$725,815

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Successor			Predecessor
	Year Ended December 31,		For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2021	2020	2019
Revenues
Rental revenue (including reimbursable)	$59,140	$33,727	$513	$19,805
Operating expenses
Property	5,803	2,569	52	1,113
General and administrative	14,810	11,340	49	3,555
Depreciation and amortization	30,807	15,459	195	10,422
Provisions for impairment	3,539	2,690	—	7,186
Transaction costs	700	3,169	2	535
Total operating expenses	55,659	35,227	298	22,811
Other income (expense)
Interest expense, net	(3,700)	(4,741)	(173)	(10,712)
Gain on sales of real estate, net	2,997	6,213	—	5,646
Gain on forfeited earnest money deposit	—	250	—	—
Other income (expense), net	431	(10)	—	—
Total other income (expense), net	(272)	1,712	(173)	(5,066)
Net income (loss) before income tax expense	3,209	212	42	(8,072)
Income tax expense	(59)	—	—	—
Net income (loss)	3,150	212	42	(8,072)
Net income (loss) attributable to noncontrolling interests	104	(518)	14	—
Preferred stock dividends	—	42	—	—
Net income (loss) attributable to common stockholders	$3,046	$688	$28	$(8,072)
Amounts available to common stockholders per common share:
Basic	$0.08	$0.04	$—	N/A
Diluted	$0.08	$0.01	$—	N/A
Weighted average common shares:
Basic	36,999,459	17,322,182	8,860,760	N/A
Diluted	38,672,565	21,157,996	8,860,760	N/A
Other comprehensive income (loss):
Net income (loss)	$3,150	$212	$42	$(8,072)
Change in value on derivatives, net	4,057	253	—	55
Total comprehensive income (loss)	$7,207	$465	$42	$(8,017)
Comprehensive income (loss) attributable to noncontrolling interests	273	(500)	14	—
Comprehensive income (loss) attributable to common stockholders	$6,934	$965	$28	$(8,017)
The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Partners’ Capital	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$82,748	$—	$82,748
Partners’ contribution	—	—	—	—	—	—	—	—	537	—	537
Partners’ distribution	—	—	—	—	—	—	—	—	(5,711)	—	(5,711)
Net loss	—	—	—	—	—	—	—	—	(8,072)	—	(8,072)
Other comprehensive income	—	—	—	—	—	—	—	—	55	—	55
Balance at December 22, 2019	—	$—	—	$—	$—	$—	$—	$—	$69,557	$—	$69,557
Proceeds received from Successor for assets of the Predecessor	—	—	—	—	—	—	—	—	(69,557)	—	(69,557)
Issuance of OP Units	—	—	—	—	—	—	—	—	—	87,885	87,885
Issuance of common stock, net of issuance costs	—	—	8,860,760	89	164,416	—	—	164,505	—	—	164,505
Net income	—	—	—	—	—	28	—	28	—	14	42
Balance at December 31, 2019	—	$—	8,860,760	$89	$164,416	$28	$—	$164,533	$—	$87,899	$252,432
Issuance of preferred stock, net of issuance costs	125	104	—	—	—	—	—	104	—	—	104
Issuance of common stock in private offering, net of issuance costs	—	—	2,936,885	29	54,530	—	—	54,559	—	—	54,559
Dividends declared and paid on preferred stock	—	—	—	—	—	(8)	—	(8)	—	—	(8)
Issuance of common stock in initial public offering, net of issuance costs	—	—	13,681,561	136	227,165	—	—	227,301	—	—	227,301
Redemption of preferred stock upon initial public offering	(125)	(104)	—	—	—	(34)	—	(138)	—	—	(138)
Redemption of OP Units and issuance of common stock in initial public offering	—	—	255,268	3	5,027	—	—	5,030	—	(5,030)	—
Dividends and distributions declared on common stock and OP units	—	—	—	—	—	(8,057)	—	(8,057)	—	(777)	(8,834)
Dividends declared on restricted stock	—	—	—	—	—	(123)	—	(123)	—	—	(123)
OP Units converted to common stock	—	—	2,441,869	24	47,593	—	—	47,617	—	(47,617)	—
Vesting of restricted stock units	—	—	34,600	1	(1)	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(7,398)	—	(137)	—	—	(137)	—	—	(137)
Stock-based compensation	—	—	—	—	2,452	—	—	2,452	—	—	2,452
Other comprehensive income	—	—	—	—	—	—	235	235	—	18	253
Net income (loss)	—	—	—	—	—	730	—	730	—	(518)	212
Balance at December 31, 2020	—	$—	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$—	$33,975	$528,073
Issuance of common stock in public offering, net of issuance costs	—	—	14,768,124	148	282,997	—	—	283,145	—	—	283,145
OP Units converted to common stock	—	—	1,189,098	12	22,482	—	—	22,494	—	(22,494)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(30,195)	—	(30,195)	—	(1,109)	(31,304)
Dividends declared on restricted stock	—	—	—	—	—	(513)	—	(513)	—	—	(513)
Vesting of restricted stock units	—	—	84,790	—	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(22,507)	—	(504)	—	—	(504)	—	—	(504)
Stock-based compensation, net	—	—	—	—	3,704	7	—	3,711	—	—	3,711
Other comprehensive income	—	—	—	—	—	—	3,888	3,888	—	169	4,057
Net income	—	—	—	—	—	3,046	—	3,046	—	104	3,150
Balance at December 31, 2021	—	$—	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$—	$10,645	$789,815

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31,		For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$3,150	$212	$42	$(8,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,807	15,459	195	10,422
Amortization of deferred financing costs	627	621	14	1,024
Amortization of above/below-market assumed debt	—	—	—	(13)
Noncash revenue adjustments	(1,769)	(2,192)	(13)	1,601
Stock-based compensation expense	3,704	2,452	—	—
Gain on sales of real estate, net	(2,997)	(6,213)	—	(5,646)
Gain on forfeited earnest money deposit	—	(250)	—	—
Provisions for impairment	3,539	2,690	—	7,186
Gain on involuntary conversion of building and improvements	(438)	—	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,061)	(1,511)	(681)	67
Accounts payable, accrued expenses and other liabilities	1,738	3,374	532	(580)
Lessee improvement obligations	(1)	(1,893)	—	—
Lease incentive payments	(5,821)	—	—	—
Net cash provided by operating activities	31,478	12,749	89	5,989
Cash flows from investing activities
Acquisitions of assets of the Predecessor, net of cash acquired	—	—	(166,732)	—
Acquisitions of real estate	(441,328)	(408,584)	(1,112)	(1,232)
Real estate development and improvements	(19,896)	(2,033)	—	(450)
Earnest money deposits	(219)	466	—	—
Purchase of computer equipment and other corporate assets	(732)	(51)	—	—
Proceeds from sale of real estate	31,119	48,069	—	77,616
Proceeds from the settlement of property-related insurance claims	928	—	—	—
Net cash (used in) provided by investing activities	(430,128)	(362,133)	(167,844)	75,934
Cash flows from financing activities
Issuance of common stock in public offerings, net	283,145	227,301	—	—
Issuance of common stock in private offering, net	—	54,559	164,727	—
Issuance of preferred stock, net	—	104	—	—
Payment of common and preferred stock dividends	(30,195)	(8,065)	—	—
Payment of OP unit distributions	(1,109)	(777)	—	—
Payment of restricted stock dividends	(34)	(10)	—	—
Redemption of preferred stock, net	—	(138)	—	—
Proceeds from term loans	—	—	175,000	708
Principal payments on term loans	—	—	—	(62,983)
Principal payments on mortgages payable	—	—	—	(14,756)
Proceeds under revolving credit facility	150,000	50,000	—	—
Repayments under revolving credit facility	(86,000)	(50,000)	—	—
Repurchase of common stock for tax withholding obligations	(504)	(137)	—	—
Deferred offering costs	(1,693)	—	—	—
Deferred financing costs	—	(129)	(2,653)	(199)
Partners’ contributions	—	—	—	537
Partners’ distributions	—	—	—	(5,624)
Net cash provided by (used in) financing activities	313,610	272,708	337,074	(82,317)
Net change in cash and cash equivalents	(85,040)	(76,676)	169,319	(394)
Cash, cash equivalents and restricted cash at beginning of the period	92,643	169,319	—	1,950
Cash, cash equivalents and restricted cash at end of the period	$7,603	$92,643	$169,319	$1,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,993	$4,212	$—	$9,460
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$506	$113	$—	$—
Cash flow hedge change in fair value	$4,057	$253	$—	$—
Accrued capital expenditures and real estate development and improvements costs	$2,962	$375	$—	$—
Involuntary conversion of building and improvements and change in related insurance proceeds receivable	$490	$—	$—	$—
Operating lease right-of-use asset and liability added for corporate office, excluding $0.9 million non-cash lease incentive received	$4,493	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

NETSTREIT Corp. (“Successor” or the “Company”) was incorporated on October 11, 2019 as a Maryland corporation and commenced operations on December 23, 2019. The Company conducts its operations through NETSTREIT, L.P., a Delaware limited partnership (the “Operating Partnership”). Concurrently with a series of transactions completed on December 23, 2019 (collectively the “Private Offering”), EverSTAR Income and Value Fund V, LP, a Delaware limited partnership (the “Predecessor”), was merged with and into the Operating Partnership, with the Operating Partnership surviving. NETSTREIT GP, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership.

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally-managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of December 31, 2021, the Company owned or had investments in 328 properties, located in 41 states, including eight properties under development, with a non-binding option to purchase one additional property under development.

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

For the periods prior to December 23, 2019, the accompanying consolidated financial statements represent the historical financial information of EverSTAR Income and Value Fund V, LP, the Predecessor.

For the periods after December 23, 2019, the accompanying consolidated financial statements represent the historical financial information of the Successor. As a result of the Company’s formation transactions, the consolidated financial statements after December 23, 2019 are presented on a new basis of accounting pursuant to Accounting Standards Codification 805, Business Combinations.

Noncontrolling Interests

The Company presents noncontrolling interests, which represent limited partnership units in the operating partnership (the “OP Units”) not owned by the Company, as a component of permanent equity, separate from the Company's stockholders’ equity. Noncontrolling interests were created as part of an asset acquisition and recognized at fair value as of the date of the transaction. Effective with the Company’s initial public offering, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the redemption, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of the Company’s common stock. The election to pay cash or issue common stock is solely within the control of the Company to satisfy a noncontrolling interest holder's redemption request.

Net income or loss of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests’ ownership percentages in the Operating Partnership throughout the period. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform with current period presentation. Transaction costs within the consolidated financial statements were previously included within the caption “general and administrative” and real estate improvements within the consolidated statements of cash flows were previously included within the caption “acquisitions of real estate.”

Risk and Uncertainties

COVID-19

The ongoing COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries, including industries in which our tenants operate. The impacts may continue and/or increase in severity as the duration of the pandemic lengthens. However, the Company’s operations and cash flows during the years presented in the consolidated financial statements were not materially impacted by COVID-19. Specifically, during 2020, a number of our tenants across various industries announced temporary closures of their locations and requested rent deferral or rent abatement. During 2020, we granted rent deferral and rent abatement to 12 and 15 of our properties, respectively, representing 0.5%, and 1.7% of ABR as of December 31, 2020, respectively. The Company has not granted any abatements or deferrals since August 1, 2020.

The Company also adopted an optional remote-work policy and other physical distancing policies for its corporate office during the pandemic. These policies have not had any adverse effect on its ability to continue to operate its business or on the Company's general ledger system, internal controls or processes related to financial reporting.

Real Estate Held for Investment

Real estate is recorded and stated at cost less any provision for impairment. At acquisition date, the purchase price of an acquired property is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.

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

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. Based on these inputs for measuring and allocating the fair value of real estate acquisitions, the Company utilizes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820).

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets:

Buildings	13 – 35 years
Building improvements	15 years
Tenant improvements	Shorter of the term of the related lease or useful life
Acquired in-place leases or leasing commissions	Remaining terms of the respective leases
Assembled workforce	3 years
Computer equipment and other corporate assets	3 – 5 years

Total depreciation and amortization expense was $30.8 million, $15.5 million, $0.2 million, and $10.4 million for the years ended December 31, 2021 and 2020, and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $21.1 million, $10.7 million, $0.1 million, and $8.4 million for the years ended December 31, 2021 and 2020, and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commissions was $9.7 million, $4.8 million, $0.1 million, and $2.0 million for the years ended December 31, 2021 and 2020, and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

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

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the year or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of December 31, 2021 and 2020, there were one and three properties, respectively, classified as held for sale.

Impairment of Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under ASC Topic 820.

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Successor			Predecessor
	Year Ended December 31,		For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2021	2020	2019
Total provision for impairment	$3,539	$2,690	$—	$7,186
Number of properties: (1)
Classified as held for sale	—	2	—	2
Disposed within the period	3	3	—	4
(1) Includes the number of properties that were impaired and classified as held for sale as of year-end or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash on the consolidated balance sheets. The Company had no restricted cash as of December 31, 2021 and had $14.8 million of restricted cash as of December 31, 2020.

The Company’s bank balances as of December 31, 2021 and 2020 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which are estimated to be uncollectible, which include a portfolio-based reserve and reserves for specific disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of December 31, 2021, the Company had an immaterial reserve for uncollectible amounts specific to uncharged reimbursable expenses and as of December 31, 2020, there were no reserves for uncollectible amounts.

Stock-Based Compensation

The Company has a share-based compensation award program for its employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company classifies stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718 and ASC 480. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Transaction Costs

Transaction costs represent costs incurred by the Company to facilitate the Private Offering, formation transactions and initial public offering. In addition, transaction costs include the costs associated with abandoned acquisitions and other acquisition related activity. There were no offering costs expensed for the year ended December 31, 2021 or for the period from December 23, 2019 to December 31, 2019, however, there were $2.2 million and $0.5 million of offering costs expensed for the year ended December 31, 2020 and for the period from January 1, 2019 to December 22, 2019, respectively. Acquisition related expenses were $0.7 million and $1.0 million for the years ended December 31, 2021 and 2020 and $0.1 million, for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively.

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

During the years ended December 31, 2021 and 2020 and for the periods from December 23, 2019 to December 31, 2019, and from January 1, 2019 to December 22, 2019, respectively, the Company recognized franchise and other state and local tax expenses in general and administrative and recognized state and federal income tax expense in income tax expense in the accompanying consolidated statements of operations and comprehensive income (loss).

All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for the years and periods presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax on the consolidated statements of operations and comprehensive income (loss). The

Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years and periods presented. Additionally, there were no material accruals for interest or penalties as of December 31, 2021 and 2020.

The Company files federal, state and local income tax returns. The Company regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in the consolidated financial statements.

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

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the years ended December 31, 2021, 2020, and 2019 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

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

During 2021, the Company’s rental revenues were derived from 70 separate tenants leasing 328 total properties and there was no tenant with rental revenue that exceeded 10% of total rental revenue.

During 2020, the Company’s rental revenues were derived from 63 separate tenants leasing 219 total properties and there was no tenant with rental revenue that exceeded 10% of total rental revenue.

During 2019, the Company and the Predecessor’s rental revenues were derived from 48 separate tenants leasing 123 total properties. During this period, one tenant, CVS, accounted for 12.6% of total rental revenue.

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

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which replaces the existing guidance in Topic 840, “Leases” (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Predecessor adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition method. The Predecessor elected to recast prior-period comparative information to aggregate prior period tenant reimbursement revenue within rental revenue to conform with the current period presentation within the consolidated statements of operations and comprehensive income (loss). The Predecessor elected the package of practical expedients available under ASC 842, but did not elect the hindsight practical expedient, thereby not requiring the Predecessor to reassess the lease classification for existing contracts. Accordingly, the Predecessor's leases continue to be classified as operating leases as of January 1, 2019. The Predecessor did not make any adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and other transition practical expedients elected by the Predecessor.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption will be permitted. The adoption of this standard will not materially impact the Company's consolidated financial statements.

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages single-tenant, retail commercial real estate lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of December 31, 2021, the Company had investments in 327 single-tenant retail net leased properties spanning 41 states, with 67 different tenants represented across 23 retail sectors. As of December 31, 2021, the remaining terms of leases range from 1-32 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

On January 1, 2019, the Predecessor adopted the new accounting guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases, including all related ASUs. The Predecessor elected to use the alternative modified retrospective transition method provided in ASU 2018-11 (the “effective date method”). Under this method, the effective date of January 1, 2019 is the date of initial application. In connection with the adoption of Topic 842, the Predecessor elected a package of practical expedients, transition options, and accounting policy elections as follows:

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

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the consolidated statements of operations and comprehensive income (loss). Effective January 1, 2019, with the adoption of ASC 842, rental revenues are presented net of reserves for uncollectible amounts.

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

•Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Successor			Predecessor
	Year Ended December 31,		For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2021	2020	2019
Rental revenue
Fixed lease income (1)	$53,734	$31,097	$446	$19,350
Variable lease income (2)	4,743	2,126	69	1,241
Other rental revenue:
Above/below market lease amortization, net	808	504	(2)	(564)
Lease incentives	(122)	—	—	—
Uncollectible amounts in lease income	(23)	—	—	(222)
Rental revenue (including reimbursable)	$59,140	$33,727	$513	$19,805

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, lease termination fees, and the write-off of uncollectible amounts. There were immaterial write-offs of uncollectible amounts during 2021 with no write-offs during 2020. During 2019, there were $0.2 million of write-offs of uncollectible amounts.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2021 are as follows (in thousands):

Future Minimum Base Rental Receipts
2022	$69,581
2023	70,238
2024	70,759
2025	70,493
2026	68,185
Thereafter	383,276
$732,532

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The Company expects to incur approximately $2.2 million of total costs, including costs related to improvements, furniture and fixtures, and computer and computer related equipment. The Company capitalized $1.6 million as of December 31, 2021. Tenant allowances in the amount of $0.9 million were utilized in accordance with the lease agreement. The lease has an initial noncancellable term of 10.5 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding variable costs, is expected to be approximately $0.5 million during the initial term. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same. Rent expense, including variable costs, will be recorded beginning January 2022.

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of December 31, 2021, the right-of-use asset and operating lease liability was $4.6 million and $5.4 million, respectively.

The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Scheduled future minimum base rental payments as of December 31, 2021 are as follows (in thousands):

Future Minimum Base Rental Payments
2022	$156
2023	533
2024	617
2025	636
2026	653
Thereafter	3,982
Total lease payments	6,576
Less: amount representing interest (1)	(1,135)
Present value of operating lease liabilities	$5,442

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company’s credit rating and REIT industry performance.

Note 4 – Real Estate Investments

As of December 31, 2021, the Company owned or had investments in 328 properties, including nine properties under development. The gross real estate investment portfolio, including properties under development, totaled approximately $1.05 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 41 states with gross real estate investments in Illinois and Texas representing 11.3% and 11.2%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the year ended December 31, 2021, the Company acquired 124 properties, for a total purchase price of $441.3 million, including $4.2 million of capitalized acquisition costs.

During the year ended December 31, 2020, the Company acquired 124 properties, for a total purchase price of $408.6 million, including $4.7 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Successor
	Year Ended December 31,
	2021	2020
Land	$116,056	$124,998
Buildings	241,930	205,157
Site improvements	29,137	27,571
Tenant improvements	5,965	7,066
In-place lease intangible assets	48,484	53,743
Above-market lease intangible assets	7,904	5,673
Assumed receivables	44
Construction-in-progress assets	52	270
Fuel equipment	—	156
	449,572	424,634
Liabilities assumed
Below-market lease intangible liabilities	(8,244)	(14,157)
Accounts payable, accrued expense and other liabilities	—	(1,893)
Purchase price (including acquisition costs)	$441,328	$408,584

On December 23, 2019, the Company contributed the proceeds of the Private Offering to the Operating Partnership, and the Operating Partnership acquired the Predecessor for a combination of OP Units and $256.3 million in cash. The Operating Partnership issued 8,860,760 Class A OP Units to the Company for its contribution and 4,449,019 OP Units (3,652,149 Class A OP Units and 796,870 Class B OP Units) to the Predecessor's owners for the acquisition. The acquisition was accounted for as an asset acquisition and included $0.5 million of acquisition fees incurred in connection with the acquisition. An allocation of the purchase price and acquisition costs paid for the completed acquisition is as follows (in thousands):

December 23, 2019
Land	$83,744
Buildings	125,140
Site improvements	8,152
Tenant improvements	5,969
In-place lease intangible assets	20,665
Above-market lease intangible assets	7,286
Properties held for sale	8,343
Other assets	3,486
262,785
Liabilities assumed
Below-market lease intangible liabilities	(4,649)
Other liabilities	(1,851)
Purchase price (including acquisition costs)	$256,285

Development

During the year ended December 31, 2021, the Company invested a total of $20.8 million, including total purchase price of $12.0 million, in ten properties, including one that contains a non-binding purchase option to acquire the property upon completion. Upon acquisition or investment in these properties, the Company commenced or assumed development of build-to-suit projects. As of December 31, 2021, the Company completed development on one of the projects and reclassified approximately $2.9 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. The remaining developments are expected to be substantially completed with rent commencing at various points throughout 2022. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2021.

During the year ended December 31, 2020, the Company invested a total of $5.4 million, including the purchase price of $3.5 million, in two properties. Upon acquisition in these properties, the Company commenced development of build-to-suit projects which were completed in July and December 2020, respectively. Rent commenced in July 2020 and January 2021, respectively. These amounts were included in buildings and improvements in the accompanying consolidated balance sheets as of December 31, 2020.

Dispositions

During the year ended December 31, 2021, the Company sold nine properties for a total sales price, net of disposal costs of $31.1 million, recognizing a net gain of $3.0 million on the sales.

During the year ended December 31, 2020, the Company sold 15 properties for a total sales price, net of disposal costs of $48.1 million, recognizing a net gain of $6.2 million on the sales.

For the period from December 23, 2019 to December 31, 2019, the Company had no dispositions.

For the period from January 1, 2019 to December 22, 2019, the Company sold 30 properties for a total sales price, net of disposal costs of $77.6 million, recognizing a net gain of $5.6 million on the sales.

Loss on Damages and Other Items

The Company incurred significant damages to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of December 31, 2021, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income (loss), which has been fully offset by insurance proceeds specific to capitalized building and improvement costs of $0.9 million. Total repair and replacement costs are expected to be approximately $1.1 million which is covered by insurance, less the Company’s $0.1 million deductible. The Company expects construction to be completed in the first quarter of 2022. During the construction period, customer rental payments will continue to be abated, with the lost rent covered by the Company’s insurance policy.

During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit which, upon the third-party’s failure to perform under the purchase and sale agreement in the first quarter of 2020, was recognized as a gain.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$116,368	$(13,408)	$102,960	$69,470	$(4,146)	$65,324
Above-market leases	17,348	(1,516)	15,832	9,607	(481)	9,126
Assembled workforce	873	(592)	281	873	(299)	574
Lease incentives	5,821	(122)	5,699	—	—	—
Total Intangible assets	$140,410	$(15,638)	$124,772	$79,950	$(4,926)	$75,024

Liabilities:
Below-market leases	$26,185	$(2,869)	$23,316	$17,951	$(1,021)	$16,930

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2021 and 2020 by category were as follows:

	Years Remaining
	December 31,
	2021	2020
In-place leases	9.7	11.1
Above-market leases	12.8	12.6
Below-market leases	12.3	13.4
Assembled workforce	1.0	2.0
Lease incentives	12.7	—

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

	Successor			Predecessor
	Year Ended December 31,		For the Period from December 23 to December 31,	For the Period from January 1 to December 22,
	2021	2020	2019
Amortization:
Amortization of in-place leases	$9,411	$4,437	$56	$2,032
Amortization of assembled workforce	293	292	7	—
	$9,704	$4,729	$63	$2,032

Net adjustment to rental revenue:
Above-market lease assets	(1,050)	(560)	(13)	(966)
Below-market lease liabilities	1,858	1,064	11	403
Lease incentives	(122)	—	—	—
	$686	$504	$(2)	$(563)
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of December 31, 2021, for the next five years and thereafter (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
In-place leases	$13,421	$12,542	$11,831	$11,552	$10,459	$43,155	$102,960
Assembled workforce	281	—	—	—	—	—	281
Amortization expense	$13,702	$12,542	$11,831	$11,552	$10,459	$43,155	$103,241
Above-market lease assets	$(1,316)	$(1,316)	$(1,312)	$(1,311)	$(1,310)	$(9,267)	$(15,832)
Below-market lease liabilities	2,220	2,213	2,193	2,169	2,049	12,472	23,316
Lease incentives	(473)	(473)	(473)	(473)	(473)	(3,334)	(5,699)
Net adjustment to rental revenue	$431	$424	$408	$385	$266	$(129)	$1,785

Note 6 – Debt

Debt consists of the following (in thousands):

			December 31,
	Maturity Date	Interest Rate	2021	2020
Term Loan (1)	December 23, 2024	1.36%	$175,000	$175,000
Revolver (2)	December 23, 2023	1.31%	64,000	—
Total debt			239,000	175,000
Unamortized discount and debt issuance costs			(670)	(895)
Unamortized deferred financing costs, net (3)			(796)	(1,198)
Total debt, net			$237,534	$172,907
(1) Interest rate includes the effect of a variable interest rate that has been swapped to a fixed interest rate.
(2) The annual interest rate of the Revolver assumes one-month LIBOR as of December 31, 2021 of 0.10%. Additionally, the Revolver may be extended up to one year.
(3) The Company records deferred financing costs for the Revolver in other assets, net on its consolidated balance sheets.

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

The Term Loan matures on December 23, 2024 and the Revolver matures on December 23, 2023, subject to extension up to one year. The Credit Facility, effective during the fourth quarter of 2020, is unsecured as the Administrative Agent released the collateral in connection with the Company’s satisfaction of the collateral release requirements. Therefore interest rates under the Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

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

Deferred financing, discount and debt issuance costs are being amortized over the remaining terms of each respective loan. Total costs amortized on the Term Loan and Revolver were $0.6 million for both years ended December 31, 2021 and 2020 and less than $0.1 million for the period from December 23, 2019 to December 31, 2019. This is included in interest expense on the Company’s consolidated statements of operations and comprehensive income (loss).

As of December 31, 2021, and 2020, the Term Loan had a weighted average interest rate, exclusive of amortization of discount and deferred financing costs and the effects of the interest rate hedge, of 1.27% and 1.97%, respectively, and 3.28% for the period from December 23, 2019 to December 31, 2019.

The Company incurred interest expense in connection with the Term Loan for the year ended December 31, 2021, 2020, and for the period from December 23, 2019 to December 31, 2019 of $2.2 million, $3.5 million, and $0.2 million, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the Term Loan as of December 31, 2021 and 2020.

During 2021 and 2020, the Company incurred interest expense, exclusive of facility fees for unused capacity, on borrowings under the Revolver of $0.2 million and $0.1 million, respectively, with a weighted average interest rate, exclusive of amortization of deferred financing costs, of 1.31% and 1.54%, respectively. As of December 31, 2021, the Company had $64.0 million of borrowings under the Revolver and as of December 31, 2020, had no borrowings outstanding. The Company also incurred approximately $0.6 million of interest expense in connection with unused capacity during both 2021 and 2020. Additionally, for the period from December 23, 2019 to December 31, 2019, the Company incurred interest expense in connection with unused capacity of less than $0.1 million.

During 2021, the Company capitalized less than $0.1 million of interest expense associated with properties under development. No interest expense was capitalized in 2020.

The Company was in compliance with all of its debt covenants as of December 31, 2021 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan are due on December 23, 2024.

Predecessor Credit Facility and Mortgages Payable

The Predecessor had a syndicated credit facility (the “Predecessor Credit Facility”) with Bank of America, N.A., acting as the administrative agent, wherein the Predecessor borrowed funds to acquire its properties. The Predecessor Credit Facility was secured by a first lien on the Predecessor's portfolio of properties. As amended, the Predecessor Credit Facility consisted of legacy term loans and a $30 million accordion available on or before November 22, 2019. The Predecessor Credit Facility provided for total borrowings of up to $289.8 million subject to the approval of the lenders. The Predecessor Credit Facility provided for interest only payments through June 4, 2019 and amortized over 30-years thereafter (with interest rates based on LIBOR plus 2.4% to 2.5%). The Predecessor Credit Facility was repaid in full on December 23, 2019.

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

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan. Accordingly, the interest rate for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of December 31, 2021 of 0.10%, plus a margin of 1.15%. The maturity date of the interest rate swaps coincide with the maturity date of the Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate swaps	4	4	$175,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and December 31, 2020 (in thousands):

	Derivative Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2021	2020
Interest rate swaps	Other assets, net	$4,310	$253

The following table presents the effect of the Company's interest rate swaps on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021, 2020, and 2019 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2021	2020	2019		2021	2020	2019
Interest Rate Products	$3,873	$227	$55	Interest expense, net	$(184)	$(26)	$55

The Company did not exclude any amounts from the assessment of hedge effectiveness for the year ended December 31, 2021, 2020, and 2019. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021
Derivative assets	$—	$4,310	$—	$4,310

December 31, 2020
Derivative assets	$—	$253	$—	$253

Note 8 – Supplemental Detail for Certain Components of the Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable, net	$2,801	$1,489
Deferred rent receivable	2,263	1,407
Prepaid assets	1,473	356
Earnest money deposits	853	634
Fair value of interest rate swaps	4,309	253
Deferred offering costs	615	—
Deferred financing costs, net	796	1,198
Right-of-use asset	4,581	—
Leasehold improvements and other corporate assets	1,657	38
Other assets, net	1,003	349
	$20,351	$5,724

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	December 31,
	2021	2020
Accrued expenses	$6,254	$2,035
Accrued bonus	1,742	1,561
Prepaid rent	1,918	1,551
Operating lease liability	5,442	—
Accounts payable	419	916
Other liabilities	1,205	245
	$16,980	$6,308

Note 9 – Stockholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

The Private Offering resulted in net proceeds to the Company of $219.0 million, net of initial purchaser’s discount and placement fees of $13.9 million. The Private Offering resulted in the issuance of 11,797,645 shares of common stock. The Company contributed the net proceeds of $219.0 million from the Private Offering to the Operating Partnership in exchange for 11,797,645 Class A OP Units.

On August 17, 2020, the Company completed the initial public offering of its common stock. The Company sold 12,244,732 shares of common stock and selling stockholders sold 255,268 shares of common stock at a price of $18.00 per share. On September 16, 2020, the Company issued an additional 1,436,829 shares of its common stock pursuant to the underwriters' over-allotment option. The net proceeds to the Company from the initial public offering were $227.3 million, net of underwriting discounts and transaction costs of $18.9 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 13,681,561 Class A OP Units. In addition, an equivalent number of Class A OP Units were issued to the Company for the 255,268 shares sold by selling stockholders.

On April 12, 2021, the Company completed a public offering of 10,915,688 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,423,785 shares of common stock. The Company received net proceeds of $194.2 million, net of underwriting discounts and transaction costs of $9.4 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 10,915,688 Class A OP Units.

On September 1, 2021, the Company entered into a new $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. From October 1, 2021 through November 12, 2021, the Company issued 3,852,436 shares of common stock at a weighted average price of $23.36 per share in connection with the ATM Program for net proceeds of approximately $89.0 million, net of underwriting discounts and transaction costs of $1.0 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3,852,436 Class A OP Units.

In September 2021, the Board of Directors of the Company (the “Board”) authorized a repurchase program for up to $150.0 million of common stock. Repurchases of common stock may be made at management’s discretion from time to time in open market transactions, privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans or one or more accelerated stock repurchase programs). The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors and there can be no assurances that the Company will make any purchases under the common stock repurchase program.

During the year ended December 31, 2021, portions of restricted stock unit awards granted to certain of the Company’s officers, directors and employees vested. The vesting of these awards, granted pursuant to the Omnibus Incentive Plan (as defined in “Note 10 - Stock-Based Compensation”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 23 thousand shares of common stock valued at $0.5 million, solely to pay the associated statutory tax withholding during the year ended December 31, 2021. The surrendered shares are included in repurchase of shares of common stock on the consolidated statements of cash flows.

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

Dividends

During the years ended December 31, 2021 and 2020, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2021
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2021	$0.20	March 15, 2021	$5,687	March 30, 2021
April 27, 2021	0.20	June 1, 2021	7,890	June 15, 2021
July 27, 2021	0.20	September 1, 2021	7,916	September 15, 2021
October 26, 2021	0.20	December 1, 2021	8,702	December 15, 2021
	$0.80		$30,195

Year Ended December 31, 2020
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
August 18, 2020	$0.10	September 15, 2020	$2,430	September 25, 2020
October 27, 2020	0.20	December 1, 2020	5,627	December 15, 2020
	$0.30		$8,057

The holders of OP Units are entitled to an equal distribution per each Class A OP Unit and Class B OP Unit held as of each record date. Accordingly, during the years ended December 31, 2021 and 2020, the Operating Partnership paid distributions of $1.1 million and $0.8 million, respectively, to holders of OP Units.

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Company’s common stock distributions paid on a percentage basis for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Ordinary dividends	38.7%	2.6%
Nondividend distributions	61.3%	97.4%
Total	100.0%	100.0%

Inclusive of the $2.4 million common stock dividend paid on September 25, 2020, was $0.2 million of dividends paid relating to the Company’s 2019 fiscal period.

Noncontrolling Interests

Noncontrolling interests represent third party holders of OP Units. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2021 and 2020, noncontrolling interests represented 1.3% and 5.9%, respectively of OP Units. During the years ended December 31, 2021 and 2020, OP Unit holders redeemed 1,189,098 and 2,441,869 OP units, respectively, into shares of common stock on a one-for-one basis.

Effective with the Company’s Private Offering, the Operating Partnership issued 11,797,645 Class A OP Units to the Company for its contribution and 4,449,019 OP Units (3,652,149 Class A and 796,870 Class B) to the Predecessor's owners for the acquisition. Class A OP Units and Class B OP Units have identical rights and preferences, except that the Class A OP Units will, and the Class B OP Units will not, be entitled to receive the special stock dividend, if applicable.

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

As of December 31, 2021, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss) was $3.7 million and $2.5 million for the years ended 2021 and 2020. No stock-based compensation expense was recognized in 2019. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Performance-Based Restricted Stock Units (effectiveness of shelf registration)

Pursuant to the Omnibus Incentive Plan, the Company granted performance-based restricted stock units to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no restricted stock units had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next three to four years.

The following table summarizes performance-based restricted stock unit activity for the period ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding, beginning of year	207,803	$19.75	168,353	$19.75	—	$—
Granted during the period	—	—	85,441	19.75	168,353	19.75
Forfeited during the period	—	—	(11,391)	19.75	—	—
Vested during the period	(50,423)	19.75	(34,600)	19.75	—	—
Unvested restricted stock grants outstanding, end of year	157,380	$19.75	207,803	$19.75	168,353	$19.75

For the years ended 2021 and 2020, the Company recognized $1.2 million and $2.2 million, respectively, in stock-based compensation expense associated with performance-based restricted stock units. No stock-based compensation expense was recognized in 2019. As of December 31, 2021, the remaining unamortized stock-based compensation expense totaled $1.3 million which is expected to be recognized over a weighted average period of 2.1 years. These units are subject to graded vesting and amortization is recognized ratably over the requisite service period for each vesting tranche in the award.

The weighted average grant date fair value of unvested restricted units is calculated as the per share price determined in the Private Offering.

Service-Based Restricted Stock Units

Pursuant to the Omnibus Incentive Plan, the Company has granted service-based restricted stock units to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next two to five years.

The following table summarizes service-based restricted stock unit activity for the period ended December 31, 2021 and 2020:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding, beginning of year	169,793	$18.00	—	$—
Granted during the period	167,454	17.71	169,793	18.00
Forfeited during the period	(7,673)	17.93	—	—
Vested during the period	(34,367)	18.00	—	—
Unvested restricted stock grants outstanding, end of year	295,207	$17.84	169,793	$18.00

For the years ended 2021 and 2020, the Company recognized $1.6 million and $0.2 million, respectively, in stock-based compensation expense associated with service-based restricted stock units. No stock-based compensation expense was recognized in 2019. As of December 31, 2021, the remaining unamortized stock-based compensation expense totaled $4.1 million which is expected to be recognized over a weighted average period of 3.0 years. Amortization is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service based unvested restricted units was calculated as the per share price determined in the initial public offering for awards granted in 2020 and as the per share price of the Company’s stock on the date of grant for those granted in 2021.

Performance-Based Restricted Stock Units (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company granted performance-based restricted stock units to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of 33 peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through March 8, 2024. Grant date fair value of the performance-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the calculation were expected volatility of the Company of 42.8% and expected volatility of the Company's peers, ranging from 28.7% to 90.7%, with an average volatility of 46.3% and a risk-free interest rate of 0.34%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $20.18 and the target absolute TSR was $16.46 for a weighted average grant date fair value of $17.77 per share. Stock-based compensation expense associated with unvested performance-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes performance-based restricted stock unit activity for the period ended December 31, 2021 and 2020:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding, beginning of year	—	$—	—	$—
Granted during the period	135,766	17.77	—	—
Forfeited during the period	(1,299)	17.77	—	—
Vested during the period	—	—	—	—
Unvested restricted stock grants outstanding, end of year	134,467	$17.77	—	$—

For the year ended 2021, the Company recognized $0.6 million in stock-based compensation expense associated with performance-based restricted stock units. No stock-based compensation expense was recognized in 2020 or 2019. As of December 31, 2021, the remaining unamortized stock-based compensation expense totaled $1.8 million and as of December 31, 2021, these awards are expected to be recognized over a remaining weighted average period of 2.2 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their 2021 bonus in unvested restricted stock units in the first quarter of 2022 that would vest over a four-year service period beginning April 1, 2021. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise by classified as equity on grant date), which will be fair-valued and accrued over the applicable service period beginning April 1, 2021. The total estimated fair value of the Program as of December 31, 2021 was approximately $1.0 million. The award will be remeasured to fair value each reporting period. For the year ended December 31, 2021, the Company recognized approximately $0.2 million in stock-based compensation expense associated with this award.

Note 11 – Earnings Per Share

Net income (loss) per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2021 and 2020 and for the period from December 23, 2019 to December 31, 2019. Net income per share information is not applicable for the reporting periods prior to December 23, 2019.

	Successor
	Year Ended December 31,		For the Period from December 23 to December 31,
(in thousands, except share and per share data)	2021	2020	2019
Numerator:
Net income (loss)	$3,150	$212	$42
Net (income) loss attributable to noncontrolling interests	(104)	518	(14)
Preferred stock dividends	—	(42)	—
Net income (loss) attributable to common shares, basic	3,046	688	28
Net income (loss) attributable to noncontrolling interest	(104)	518	(14)
Net income (loss) attributable to common shares, diluted	$3,150	$170	$42

Denominator:
Weighted average common shares outstanding, basic	36,999,459	17,322,182	8,860,760
Effect of dilutive shares for diluted net income per common share:
OP Units	1,377,335	3,807,022	—
Unvested RSUs	295,771	28,792	—
Weighted average common shares outstanding, diluted	38,672,565	21,157,996	8,860,760

Net income (loss) available to common stockholders per common share, basic	$0.08	$0.04	$—
Net income (loss) loss available to common stockholders per common share, diluted	$0.08	$0.01	$—

As of December 31, 2021 and 2020, there were 562,784 and 1,751,882 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. Additionally, as of December 31, 2021, the Company had commitments to fund nine properties under development totaling $21.6 million, all of which is expected to be funded over the next 12 months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The Company expects to incur approximately $0.5 million of additional improvement, furniture and fixtures, and computer and computer related equipment costs in the first quarter of 2022. The lease has an initial noncancellable term of 10.5 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note - 3 - Leases.” Annual rent expense, excluding operating expenses, is expected to be approximately $0.5 million during the initial term.

The Company incurred significant damages to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. Repair and replacement costs are expected to be approximately $1.1 million which is covered by insurance, less the Company’s $0.1 million deductible. The Company has incurred approximately $0.9 million of costs as of December 31, 2021.

As of December 31, 2021, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Successor Transactions

Effective with the Private Offering and commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC, which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. For the years ended 2021, 2020, and 2019, the Company incurred approximately $0.1 million, $0.2 million, and less than $0.1 million, respectively, in related expenses.

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

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to December 31, 2021 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On February 22, 2022, the Company's Board of Directors declared a cash dividend of $0.20 per share for the first quarter of 2022. The dividend will be paid on March 30, 2022 to stockholders of record on March 15, 2022.

Real Estate Investment Activity

Since December 31, 2021, the Company acquired or provided funding to seven properties for $60.6 million, which includes capitalized transaction costs.

Public Offering and Forward Sale of the Company’s Common Stock

On January 13, 2022, the Company completed a public offering of 10,350,000 shares of common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 10, 2023. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and it may owe cash to the relevant counterparty in certain circumstances. No physical settlement has occurred through the date on which these consolidated financial statements were issued.

Revolver Borrowing

In January 2022, the Company borrowed $53.0 million on the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

OP Unit Conversions to Common Stock

There were 11,391 OP Units redeemed for shares of common stock on a one-for-one basis subsequent to December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 22, 2022, the Company entered into amended and restated employment agreements (the “Agreements”) with each of Mark Manheimer, the Company’s President and Chief Executive Officer, and Andy Blocher, the Company’s Chief Financial Officer and Treasurer (each, an “Executive”). Pursuant to their respective Agreements, Mr. Manheimer is entitled to a base salary of $600,000, and Mr. Blocher is entitled to a base salary of $375,000. Each Agreement provides for a three-year term, with automatic one-year renewals thereafter unless either party provides 60 days’ notice of intent not to renew the term. The Company’s non-renewal of the term will constitute a termination without cause (as defined in each Agreement).

In the event that either Executive’s employment is terminated without cause or for good reason (as defined in each Agreement), he will receive cash severance equal to two times the sum of his base salary and his target bonus opportunity, any earned but unpaid annual bonus with respect to the year prior to the year of the termination, a pro rata bonus for the year of the termination (based on actual performance), accelerated vesting of certain equity awards, and Company payment of the cost of continued health coverage for up to 18 months post-termination. If the termination without cause or for good reason occurs at the time of or within the 12 months following a change in control (as defined in the Company’s 2019 Omnibus Incentive Plan), each Executive’s cash severance would instead be equal to the sum of three times the sum of his respective base salary and target bonus opportunity. In the event of a termination due to either Executive’s death or disability (as defined in each Agreement), he will receive a cash payment equal to two months’ base salary, any earned but unpaid annual bonus with respect to the year prior to the year of the termination, a pro rata bonus for the year of the termination (based on actual performance), accelerated vesting of certain equity awards, and Company payment of the cost of continued health coverage for up to 18 months. In addition, pursuant to the Agreements, each Executive will be subject to certain restrictive covenants relating to non-competition and non-solicitation of customers and employees for up to one year following a termination of employment.

The foregoing description of the Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreements, each of which is filed herewith as Exhibits 10.6 and 10.8, respectively.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors. Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Directors and Management” and “Corporate Governance” of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 19, 2022.

Item 11. Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance - Director Compensation,” “Corporate Governance - Other Board Information - Compensation Committee Interlocks” and “Compensation Committee Report” of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item will be included in the section entitled “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	587,054	$—	1,388,532
Equity compensation plans not approved by security holders	—	—	—
Total	587,054	$—	1,388,532

(1) Relates to restricted stock units (“RSUs”) available for issuance under our 2019 Omnibus Incentive Compensation Plan.
(2) Includes 587,054 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our 2019 Omnibus Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance - Independence of Directors” of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, Texas, Auditor Firm ID: 185.

The information required by this item will be included in the section entitled “Fees of Independent Accountants” of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

15(a)(1)	The following documents are filed as a part of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
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

3.2	Articles of Amendment of NETSTREIT Corp. (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.3	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

4.1	Description of NETSTREIT Corp.’s Securities. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-23991) filed on July 17, 2020.

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

10.6*†	Amended and Restated Employment Agreement, dated February 22, 2022, between NETSTREIT Management, LLC and Mark Manheimer.

10.7†
Employment Agreement, dated January 6, 2020, between NETSTREIT Management, LLC (f/k/a EBA EverSTAR Management, LLC) and Andrew Blocher (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.8*†	Amended and Restated Employment Agreement, dated February 22, 2022, between NETSTREIT Management, LLC and Andrew Blocher.

10.9†
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

10.11†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Pre-Initial Public Offering Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.12†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Post-Initial Public Offering Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.13†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Post-Initial Public Offering Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.14
Tax Protection Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P., Hillview Way, LLC and Mayfield Road Group, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.15#
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

10.16
Amendment No. 4 to Credit Agreement, dated August 2, 2021, to Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp. and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.17
Amendment No. 5 to Credit Agreement, dated August 30, 2021, to Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp. and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.18†
NETSTREIT Corp. Alignment of Interest Program under the 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.19†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (Alignment of Interest Program) Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.20†
Form of 2021 Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.21*†	Form of Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan.

21.1	List of Subsidiaries of NETSTREIT Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

23.1*	Consent of KPMG LLP.

24.1*	Power of Attorney (included on Signature Page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*, ***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*, ***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the report.
***	Furnished, not filed.
†	Management contract or compensatory plan or arrangement.
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

NETSTREIT Corp.

Signature and Title	Date

/s/ MARK MANHEIMER	Date: February 24, 2022
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

/s/ MARK MANHEIMER	Date: February 24, 2022
Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANDREW BLOCHER	Date: February 24, 2022
Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

/s/ PATRICIA MCBRATNEY	Date: February 24, 2022
Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ TODD MINNIS	Date: February 24, 2022
Todd Minnis
Chairman of the Board of Directors

/s/ MATTHEW TROXELL	Date: February 24, 2022
Matthew Troxell
Director

/s/ LORI WITTMAN	Date: February 24, 2022
Lori Wittman
Director

/s/ ROBIN ZEIGLER	Date: February 24, 2022
Robin Zeigler
Director

/s/ HEIDI EVERETT	Date: February 24, 2022
Heidi Everett
Director

/s/ MICHAEL CHRISTODOLOU	Date: February 24, 2022
Michael Christodolou
Director

NETSREIT Corp.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)
Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Apparel	Indianola	IA	$—	$312	$686	$—	$312	$686	$998	$(63)	2013	12/23/2019	6	to	31	Years
Apparel	Rio Grande City	TX	—	640	831	—	640	831	1,471	(77)	2005	12/23/2019	6	to	28	Years
Apparel	Laredo	TX	—	590	1,207	—	590	1,207	1,797	(102)	2010	12/23/2019	6	to	32	Years
Apparel	Odessa	TX	—	599	1,086	—	599	1,086	1,686	(89)	2012	12/23/2019	6	to	32	Years
Auto Parts	New Richmond	WI	—	67	1,191	—	67	1,191	1,258	(85)	2013	12/23/2019	9	to	32	Years
Auto Parts	Harrisonville	MO	—	412	1,118	—	412	1,118	1,530	(81)	2013	12/23/2019	9	to	32	Years
Automotive Service	Colorado Springs	CO	—	429	1,056	—	429	1,056	1,485	(120)	1978	12/23/2019	10	to	19	Years
Banking	Elizabethtown	PA	—	1,264	1,486	—	1,264	1,486	2,750	(141)	1916	12/23/2019	9	to	22	Years
Banking	Atco	NJ	—	686	1,941	—	686	1,941	2,627	(182)	1920	12/23/2019	9	to	22	Years
Banking	Vineland	NJ	—	620	270	—	620	270	890	(43)	1973	12/23/2019	9	to	15	Years
Casual Dining	Greensburg	IN	—	924	1,521	—	924	1,521	2,445	(112)	2007	12/23/2019	8	to	32	Years
Discount Retail	St. Joseph	MO	—	1,956	5,494	—	1,956	5,494	7,450	(508)	2005	12/23/2019	6	to	26	Years
Discount Retail	Holland	MI	—	1,865	4,833	—	1,865	4,833	6,698	(441)	1994	12/23/2019	6	to	26	Years
Dollar Stores	Houston	TX	—	567	735	—	567	735	1,302	(63)	2012	12/23/2019	4	to	33	Years
Dollar Stores	Indianapolis	IN	—	392	611	—	392	611	1,003	(65)	2013	12/23/2019	4	to	26	Years
Dollar Stores	Deltona	FL	—	335	937	—	335	937	1,272	(72)	2011	12/23/2019	8	to	33	Years
Dollar Stores	Norman	OK	—	417	836	—	417	836	1,252	(65)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Houston	TX	—	278	534	—	278	534	812	(63)	2004	12/23/2019	4	to	23	Years
Dollar Stores	Windham	OH	—	332	834	—	332	834	1,166	(66)	2013	12/23/2019	9	to	31	Years
Dollar Stores	McComb	OH	—	209	868	—	209	868	1,078	(67)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Birmingham	OH	—	210	939	—	210	939	1,149	(72)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Brookfield	MA	—	468	1,149	—	468	1,149	1,617	(84)	2014	12/23/2019	9	to	33	Years
Dollar Stores	Friedens	PA	—	311	931	—	311	931	1,242	(74)	2014	12/23/2019	10	to	30	Years
Dollar Stores	Strawberry Point	IA	—	304	852	—	304	852	1,156	(65)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Belgrade	MN	—	414	746	—	414	746	1,159	(67)	2016	12/23/2019	12	to	27	Years
Dollar Stores	Lake City	IA	—	250	848	—	250	848	1,099	(65)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Bogue Chitto	MS	—	105	963	—	105	963	1,068	(72)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Hurley	MS	—	246	1,249	—	246	1,249	1,495	(94)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Meridian	MS	—	287	940	—	287	940	1,228	(69)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Buckatunna	MS	—	136	938	—	136	938	1,074	(69)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Cleveland	TX	—	209	809	—	209	809	1,017	(62)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Fox Lake	WI	—	212	882	—	212	882	1,094	(64)	2018	12/23/2019	14	to	34	Years
Drug Stores & Pharmacies	Fredericksburg	VA	—	3,551	2,951	—	3,551	2,951	6,502	(193)	2008	12/23/2019	14	to	33	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	2,410	2,377	—	2,410	2,377	4,787	(181)	2003	12/23/2019	9	to	29	Years
Drug Stores & Pharmacies	Amelia	OH	—	1,170	1,517	—	1,170	1,517	2,687	(140)	1999	12/23/2019	10	to	23	Years
Drug Stores & Pharmacies	Clanton	AL	—	630	1,604	—	630	1,604	2,234	(116)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Franklin	TN	—	2,164	1,848	—	2,164	1,848	4,013	(131)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Hanover	IN	—	727	1,076	—	727	1,076	1,803	(103)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Hurricane	WV	—	956	1,139	—	956	1,139	2,095	(108)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Montgomery	AL	—	1,150	1,932	—	1,150	1,932	3,081	(136)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Warrior	AL	—	369	1,640	—	369	1,640	2,009	(116)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Waterford Charter Township	MI	—	3,256	2,152	—	3,256	2,152	5,408	(168)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Canton	GA	—	658	1,789	—	658	1,789	2,447	(139)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Austin	MN	—	1,121	2,451	—	1,121	2,451	3,572	(195)	1989	12/23/2019	10	to	27	Years
Drug Stores & Pharmacies	Albuquerque	NM	—	3,744	3,019	—	3,744	3,019	6,763	(200)	2010	12/23/2019	15	to	33	Years
Drug Stores & Pharmacies	Savannah	GA	—	1,746	1,651	—	1,746	1,651	3,397	(115)	1998	12/23/2019	14	to	31	Years
Equipment Rental and Leasing	Idaho Falls	ID	—	177	856	—	177	856	1,033	(82)	2007	12/23/2019	6	to	26	Years
Farm Supplies	Llano	TX	—	634	1,389	—	634	1,389	2,024	(144)	2012	12/23/2019	6	to	28	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Farm Supplies	Ballard	UT	—	519	2,609	—	519	2,609	3,128	(199)	2015	12/23/2019	10	to	32	Years
Farm Supplies	Wellington	OH	—	308	1,986	10	308	1,996	2,304	(149)	2017	12/23/2019	13	to	34	Years
Farm Supplies	Ottawa	OH	—	409	2,031	—	409	2,031	2,440	(152)	2017	12/23/2019	13	to	34	Years
Furniture Stores	College Station	TX	—	1,561	4,626	—	1,561	4,626	6,188	(339)	2006	12/23/2019	9	to	31	Years
Furniture Stores	Jacksonville	FL	—	1,087	2,723	—	1,087	2,723	3,810	(192)	1995	12/23/2019	9	to	32	Years
Gift, Novelty, and Souvenir Shops	Little Rock	AR	—	560	1,788	—	560	1,788	2,348	(117)	2012	12/23/2019	11	to	34	Years
Grocery	Memphis	TN	—	1,864	2,958	—	1,864	2,958	4,822	(358)	1987	12/23/2019	8	to	18	Years
Home Furnishings	Smyrna	TN	—	454	1,029	—	454	1,029	1,483	(70)	2011	12/23/2019	9	to	34	Years
Home Improvement	Pagosa Springs	CO	—	324	1,364	—	324	1,364	1,688	(92)	2009	12/23/2019	4	to	33	Years
Home Improvement	Chattanooga	TN	—	1,789	2,007	—	1,789	2,007	3,796	(179)	2000	12/23/2019	7	to	28	Years
Home Improvement	Franklin	VA	—	250	732	20	250	753	1,003	(76)	1998	12/23/2019	6	to	22	Years
Home Improvement	Spartanburg	SC	—	329	464	—	329	464	793	(41)	1994	12/23/2019	6	to	26	Years
Home Improvement	Indian Land	SC	—	468	705	—	468	705	1,172	(54)	2007	12/23/2019	6	to	31	Years
Home Improvement	Lexington	NC	—	2,991	4,172	—	2,991	4,172	7,163	(611)	1997	12/23/2019	6	to	15	Years
Home Improvement	Aiken	SC	—	908	2,083	—	908	2,083	2,991	(156)	2016	12/23/2019	7	to	33	Years
Home Improvement	Macon	GA	—	1,861	8,377	—	1,861	8,377	10,238	(768)	1997	12/23/2019	7	to	25	Years
Quick Service Restaurants	Junction City	KS	—	473	840	—	473	840	1,313	(71)	1986	12/23/2019	15	to	25	Years
Quick Service Restaurants	Jackson	MS	—	728	577	—	728	577	1,305	(49)	1978	12/23/2019	15	to	25	Years
Quick Service Restaurants	Phenix City	AL	—	727	800	—	727	800	1,528	(53)	2017	12/23/2019	15	to	34	Years
Quick Service Restaurants	Grovetown	GA	—	1,005	1,232	—	1,005	1,232	2,236	(84)	2013	12/23/2019	14	to	32	Years
Quick Service Restaurants	Marshall	MN	—	440	908	—	440	908	1,349	(64)	2016	12/23/2019	6	to	33	Years
Quick Service Restaurants	Snead	AL	—	1,271	781	—	1,271	781	2,052	(64)	1997	12/23/2019	15	to	26	Years
Quick Service Restaurants	Red Bay	AL	—	931	1,154	—	931	1,154	2,085	(80)	2012	12/23/2019	15	to	33	Years
Quick Service Restaurants	Hueytown	AL	—	1,019	1,011	—	1,019	1,011	2,030	(74)	2007	12/23/2019	15	to	30	Years
Quick Service Restaurants	Sedalia	MO	—	750	774	—	750	774	1,523	(56)	2007	12/23/2019	7	to	30	Years
Quick Service Restaurants	Shawnee	OK	—	712	684	—	712	684	1,396	(50)	2006	12/23/2019	7	to	30	Years
Home Improvement	Sioux City	IA	—	253	796	—	253	796	1,048	(68)	2000	12/31/2019	15	to	25	Years
Discount Retail	Flint	MI	—	554	4,982	—	554	4,982	5,536	(290)	1996	1/7/2020	8	to	35	Years
Convenience Stores	North Little Rock	AR	—	705	174	1,590	705	1,764	2,470	(66)	1962	1/14/2020	4	to	35	Years
Quick Service Restaurants	Wood River	IL	—	1,707	—	—	1,707	—	1,707	—	2006	1/24/2020
Arts & Crafts	Fairfield	OH	—	1,571	5,005	—	1,571	5,005	6,576	(293)	2015	1/27/2020	11	to	35	Years
Quick Service Restaurants	Fort Smith	AR	—	1,989	2,345	—	1,989	2,345	4,334	(161)	2019	1/31/2020	14	to	34	Years
Automotive Service	Oswego	IL	—	2,417	1,209	—	2,417	1,209	3,626	(99)	2008	2/3/2020	7	to	35	Years
Grocery	Meyersdale	PA	—	1,449	3,348	—	1,449	3,348	4,798	(258)	2010	2/4/2020	10	to	30	Years
Home Improvement	Paintsville	KY	—	7,712	—	—	7,712	—	7,712	—	1992	2/4/2020
Casual Dining	Brandon	MS	—	903	1,793	—	903	1,793	2,696	(137)	1997	2/5/2020	9	to	35	Years
Automotive Service	Merrill	WI	—	189	307	—	189	307	496	(30)	1992	2/10/2020	9	to	22	Years
Automotive Service	Prattville	AL	—	305	352	—	305	352	657	(34)	1998	2/10/2020	6	to	25	Years
Automotive Service	New London	WI	—	301	448	—	301	448	750	(48)	1998	2/10/2020	6	to	20	Years
Automotive Service	Crawfordville	FL	—	322	537	—	322	537	860	(38)	1998	2/10/2020
Automotive Service	Quincy	FL	—	419	587	—	419	587	1,006	(40)	1989	2/10/2020	11	to	34	Years
Automotive Service	Live Oak	FL	—	474	589	—	474	589	1,063	(40)	2000	2/10/2020	14	to	35	Years
Automotive Service	Wisconsin Rapids	WI	—	488	488	—	488	488	976	(30)	1985	2/10/2020	13	to	35	Years
Quick Service Restaurants	McKinney	TX	—	1,573	1,941	—	1,573	1,941	3,514	(133)	2017	3/19/2020	14	to	33	Years
Home Improvement	Buckhannon	WV	—	358	1,262	—	358	1,262	1,619	(95)	2018	3/23/2020	8	to	35	Years
Discount Retail	Longview	TX	—	703	2,490	—	703	2,490	3,193	(178)	1994	3/26/2020	10	to	30	Years
Discount Retail	Mishawaka	IN	—	382	4,697	—	382	4,697	5,079	(249)	1985	3/26/2020	10	to	35	Years
Discount Retail	Augusta	GA	—	1,569	2,202	29	1,569	2,231	3,800	(214)	1985	3/26/2020	10	to	20	Years
Discount Retail	Tucson	AZ	—	2,784	2,664	—	2,784	2,664	5,448	(268)	1987	3/26/2020	11	to	20	Years
Convenience Stores	North Little Rock	AR	—	1,283	1,043	835	1,283	1,878	3,161	(134)	1989	4/3/2020	3	to	35	Years
Discount Retail	Tupelo	MS	—	992	1,986	—	992	1,986	2,979	(175)	1994	4/3/2020	4	to	30	Years
Auto Parts	Roswell	NM	—	151	1,136	—	151	1,136	1,287	(66)	1960	4/13/2020	8	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Discount Retail	Waco	TX	—	1,403	2,613	—	1,403	2,613	4,016	(203)	1986	4/17/2020	4	to	30	Years
Dollar Stores	Baltimore	MD	—	380	1,746	—	380	1,746	2,127	(95)	1945	5/6/2020	10	to	35	Years
General Retail	Newark	NY	—	593	7,635	—	593	7,635	8,227	(958)	1991	5/6/2020	3	to	20	Years
General Retail	Riverdale	GA	—	2,601	10,179	—	2,601	10,179	12,780	(946)	1995	5/8/2020	6	to	21	Years
Dollar Stores	Chicago	IL	—	424	982	—	424	982	1,406	(58)	1944	5/20/2020	7	to	30	Years
Discount Retail	College Station	TX	—	819	1,756	—	819	1,756	2,575	(173)	1993	6/8/2020	8	to	23	Years
Convenience Stores	Lindale	TX	—	1,343	3,018	—	1,343	3,018	4,362	(164)	2011	6/15/2020	15	to	35	Years
Convenience Stores	Lindale	TX	—	1,875	3,176	—	1,875	3,176	5,051	(174)	2005	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	2,646	3,218	—	2,646	3,218	5,864	(180)	2009	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	798	1,283	—	798	1,283	2,081	(72)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	887	1,361	—	887	1,361	2,247	(72)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	550	1,186	—	550	1,186	1,736	(64)	1994	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	3,415	1,647	—	3,415	1,647	5,062	(96)	1984	6/15/2020	15	to	35	Years
Convenience Stores	Brownsboro	TX	—	1,170	2,020	—	1,170	2,020	3,190	(110)	1999	6/15/2020	15	to	35	Years
Convenience Stores	Chandler	TX	—	1,732	4,813	—	1,732	4,813	6,545	(282)	2013	6/15/2020	8	to	35	Years
Convenience Stores	Chandler	TX	—	1,176	2,216	—	1,176	2,216	3,391	(148)	1993	6/15/2020	6	to	35	Years
Convenience Stores	Chandler	TX	—	1,839	1,771	—	1,839	1,771	3,610	(114)	1987	6/15/2020	7	to	35	Years
Convenience Stores	Grand Saline	TX	—	829	1,807	—	829	1,807	2,637	(97)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Mineola	TX	—	679	1,399	—	679	1,399	2,078	(86)	1995	6/15/2020	15	to	35	Years
Convenience Stores	Whitehouse	TX	—	556	1,342	—	556	1,342	1,898	(94)	1989	6/15/2020	7	to	35	Years
Healthcare	Jacksonville	FL	—	1,175	2,666	9	1,175	2,675	3,850	(162)	2016	6/19/2020	10	to	35	Years
Healthcare	Jacksonville	FL	—	1,427	3,504	—	1,427	3,504	4,931	(204)	2016	6/19/2020	10	to	35	Years
Home Improvement	La Quinta	CA	—	2,616	5,785	—	2,616	5,785	8,401	(554)	2005	6/19/2020	10	to	20	Years
Auto Parts	West Peoria	IL	—	179	711	—	179	711	890	(53)	1995	6/29/2020	6	to	31	Years
Auto Parts	Penn Hills	PA	—	297	631	—	297	631	927	(54)	1995	6/29/2020	8	to	29	Years
Auto Parts	St. Louis	MO	—	271	970	—	271	970	1,241	(66)	1998	6/29/2020	9	to	35	Years
Auto Parts	Breckenridge Hills	MO	—	94	878	—	94	878	972	(46)	1999	6/29/2020	9	to	35	Years
Auto Parts	Brunswick	GA	—	540	848	—	540	848	1,389	(58)	2000	6/29/2020	9	to	35	Years
Auto Parts	Fort Pierce	FL	—	217	934	—	217	934	1,151	(61)	1997	6/29/2020	10	to	35	Years
Auto Parts	Lakeland	FL	—	408	1,005	—	408	1,005	1,412	(63)	1999	6/29/2020	10	to	35	Years
Auto Parts	Orlando	FL	—	746	672	—	746	672	1,419	(50)	1999	6/29/2020	9	to	33	Years
Auto Parts	Titusville	FL	—	990	586	—	990	586	1,576	(44)	1998	6/29/2020	9	to	35	Years
Auto Parts	Claxton	GA	—	95	877	—	95	877	972	(48)	1999	6/29/2020	10	to	35	Years
Auto Parts	Griffin	GA	—	255	851	—	255	851	1,106	(54)	1999	6/29/2020	9	to	35	Years
Auto Parts	Gonzales	LA	—	557	698	—	557	698	1,255	(42)	2000	6/29/2020	7	to	35	Years
Auto Parts	Bay St. Louis	MS	—	376	684	—	376	684	1,060	(47)	1999	6/29/2020	8	to	35	Years
Auto Parts	Brookhaven	MS	—	143	893	—	143	893	1,036	(47)	1998	6/29/2020	9	to	35	Years
Auto Parts	Laurel	MS	—	147	1,026	—	147	1,026	1,173	(55)	1998	6/29/2020	9	to	35	Years
General Retail	Tupelo	MS	—	2,817	7,341	—	2,817	7,341	10,158	(747)	1992	7/2/2020	6	to	20	Years
Home Improvement	Orland Park	IL	—	6,155	8,729	—	6,155	8,729	14,884	(712)	1993	7/2/2020	6	to	21	Years
Wholesale Warehouse Club	Tupelo	MS	—	2,233	4,460	253	2,233	4,713	6,945	(445)	1992	7/2/2020	6	to	20	Years
Auto Parts	Barton	VT	—	111	395	—	111	395	506	(35)	1890	8/28/2020	6	to	20	Years
Auto Parts	Newport	NH	—	141	431	39	141	470	611	(46)	1979	8/28/2020	5	to	17	Years
Auto Parts	St. Albans	VT	—	161	459	—	161	459	620	(37)	1999	8/28/2020	7	to	24	Years
Auto Parts	Colebrook	NH	—	193	524	—	193	524	717	(44)	1984	8/28/2020	7	to	21	Years
Auto Parts	Lancaster	NH	—	159	334	—	159	334	493	(30)	1970	8/28/2020	6	to	20	Years
Auto Parts	Morristown	VT	—	187	661	—	187	661	848	(46)	1962	8/28/2020	6	to	25	Years
Auto Parts	Bradford	VT	—	114	373	—	114	373	486	(33)	1973	8/28/2020	8	to	20	Years
Home Improvement	Salem	VA	—	4,615	16,885	—	4,615	16,885	21,500	(873)	2010	9/14/2020	11	to	33	Years
Dollar Stores	Little Rock	AR	—	391	740	—	391	740	1,130	(44)	2019	9/25/2020	9	to	35	Years
Dollar Stores	Little Rock	AR	—	269	775	—	269	775	1,044	(44)	2009	9/28/2020	9	to	35	Years
Auto Parts	Belpre	OH	—	375	924	—	375	924	1,298	(50)	2014	9/30/2020	8	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Auto Parts	Middle River	MD	—	608	1,430	—	608	1,430	2,039	(71)	2016	9/30/2020	9	to	35	Years
Auto Parts	Ledgewood	NJ	—	703	1,433	—	703	1,433	2,136	(70)	2016	9/30/2020	11	to	35	Years
Auto Parts	Egg Harbor Township	NJ	—	514	1,970	—	514	1,970	2,484	(96)	2014	9/30/2020	9	to	35	Years
Auto Parts	Ballston Spa	NY	—	207	1,272	—	207	1,272	1,479	(64)	2014	9/30/2020	9	to	35	Years
Auto Parts	Springfield	OH	—	241	751	—	241	751	992	(46)	1997	9/30/2020	5	to	32	Years
Auto Parts	Ebensburg	PA	—	281	615	—	281	615	896	(46)	1997	9/30/2020	6	to	27	Years
Auto Parts	Lewistown	PA	—	182	835	—	182	835	1,017	(44)	1997	9/30/2020	8	to	35	Years
Auto Parts	Quarryville	PA	—	613	1,561	—	613	1,561	2,174	(72)	2017	9/30/2020	10	to	35	Years
Auto Parts	Manchester	PA	—	558	1,047	—	558	1,047	1,606	(60)	2014	9/30/2020	9	to	35	Years
Auto Parts	Myerstown	PA	—	392	1,219	—	392	1,219	1,611	(63)	2015	9/30/2020	9	to	35	Years
Auto Parts	Gettysburg	PA	—	492	1,353	—	492	1,353	1,845	(70)	2016	9/30/2020	10	to	35	Years
Auto Parts	Milwaukee (Fond du Lac Ave)	WI	—	485	1,101	—	485	1,101	1,586	(53)	2004	9/30/2020	6	to	35	Years
Auto Parts	Wisconsin Rapids	WI	—	400	988	—	400	988	1,388	(51)	2004	9/30/2020	6	to	35	Years
Dollar Stores	Queensbury	NY	—	234	1,381	—	234	1,381	1,616	(69)	2015	9/30/2020	10	to	35	Years
Dollar Stores	Petersburg	VA	—	349	1,311	—	349	1,311	1,660	(64)	2019	9/30/2020	10	to	35	Years
Home Improvement	Fargo	ND	—	524	787	—	524	787	1,311	(44)	2014	9/30/2020	4	to	35	Years
Auto Parts	Demoote	IN	—	391	942	—	391	942	1,333	(46)	2008	10/1/2020	11	to	35	Years
Auto Parts	Greenwood	SC	—	189	405	34	189	440	628	(34)	1967	10/1/2020	6	to	20	Years
Auto Parts	Odessa	TX	—	219	732	—	219	732	951	(36)	2005	10/1/2020	10	to	35	Years
Farm Supplies	Weatherford	OK	—	1,198	2,033	—	1,198	2,033	3,232	(136)	2008	10/13/2020	10	to	29	Years
Auto Parts	Marianna	FL	—	302	1,677	—	302	1,677	1,979	(73)	2020	10/14/2020	10	to	35	Years
Auto Parts	Warner Robins	GA	—	500	1,247	—	500	1,247	1,746	(56)	2006	10/30/2020	10	to	35	Years
Dollar Stores	Pittsburgh	PA	—	729	1,291	—	729	1,291	2,020	(65)	2017	10/30/2020	10	to	35	Years
Consumer Electronics	Reynoldsburg	OH	—	1,683	4,873	—	1,683	4,873	6,557	(235)	2004	11/9/2020	7	to	35	Years
Healthcare	Allen	TX	—	453	1,525	15	453	1,540	1,993	(76)	2008	11/24/2020	10	to	33	Years
Discount Retail	Spokane Valley	WA	—	1,494	4,067	—	1,494	4,067	5,560	(180)	1997	12/1/2020	7	to	30	Years
Equipment Rental and Leasing	LeGrange	GA	—	669	970	—	669	970	1,639	(43)	2018	12/3/2020	8	to	33	Years
Auto Parts	Little Rock	AR	—	286	873	—	286	873	1,158	(33)	2002	12/9/2020	9	to	35	Years
Drug Stores & Pharmacies	Semmes	AL	—	737	818	—	737	818	1,555	(43)	1999	12/11/2020	7	to	25	Years
Grocery	Beekman	NY	—	3,785	7,139	—	3,785	7,139	10,924	(281)	1996	12/16/2020	5	to	33	Years
Dollar Stores	Johnstown	PA	—	153	1,234	—	153	1,234	1,387	(47)	2016	12/18/2020	9	to	35	Years
Auto Parts	Bellows Falls	VT	—	55	817	—	55	817	872	(33)	1949	12/21/2020	8	to	30	Years
Auto Parts	Enosburg Falls	VT	—	138	802	—	138	802	940	(40)	1895	12/21/2020	11	to	24	Years
Auto Parts	South Barre	VT	—	295	566	—	295	566	861	(30)	1965	12/21/2020	8	to	31	Years
Consumer Electronics	Heath	OH	—	1,205	2,348	—	1,205	2,348	3,552	(123)	1998	12/21/2020	4	to	30	Years
Discount Retail	Dothan	AL	—	987	2,009	—	987	2,009	2,996	(142)	2004	12/23/2020	6	to	21	Years
General Retail	Kingston	MA	—	3,950	—	—	3,950	—	3,950	—	2002	12/23/2020
Discount Retail	Terre Haute	IN	—	940	2,525	—	940	2,525	3,465	(147)	1989	12/28/2020	7	to	22	Years
Grocery	Rowlett	TX	—	1,654	2,882	—	1,654	2,882	4,536	(118)	1997	12/28/2020	9	to	35	Years
Grocery	Dallas	TX	—	1,611	2,123	—	1,611	2,123	3,734	(77)	1987	12/29/2020	10	to	35	Years
Quick Service Restaurants	Warner Robins	GA	—	2,279	—	—	2,279	—	2,279	—	2020	12/29/2020
Dollar Stores	Chester	PA	—	697	876	—	697	876	1,573	(64)	1996	12/31/2020	5	to	22	Years
Home Improvement	Benton Harbor	MI	—	170	1,338	—	170	1,338	1,507	(53)	2020	1/13/2021
Healthcare	Schnecksville	PA	—	195	3,111	—	195	3,111	3,306	(95)	2018	1/29/2021	9	to	35	Years
Convenience Stores	Palm Coast	FL	—	1,485	2,356	—	1,485	2,356	3,841	(77)	2020	2/12/2021	11	to	35	Years
Dollar Stores	Birmingham	AL	—	189	1,031	—	189	1,031	1,220	(38)	2013	2/12/2021
Dollar Stores	Ocoee	FL	—	336	1,145	—	336	1,145	1,481	(41)	2013	2/12/2021	7	to	35	Years
Dollar Stores	Florida city	FL	—	588	1,338	—	588	1,338	1,927	(44)	2012	2/12/2021	6	to	35	Years
Dollar Stores	Waycross	GA	—	170	1,172	—	170	1,172	1,342	(43)	2013	2/12/2021	6	to	35	Years
Auto Parts	Bridgeport	CT	—	291	1,080	—	291	1,080	1,371	(31)	1972	2/22/2021	7	to	35	Years
Dollar Stores	Thomasville	NC	—	381	795	—	381	795	1,177	(39)	1956	3/24/2021	8	to	24	Years
Dollar Stores	Pertersburg	VA	—	235	1,137	—	235	1,137	1,373	(36)	1997	3/24/2021	8	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Equipment Rental and Leasing	Hilliard	OH	—	839	1,148	—	839	1,148	1,987	(43)	2014	3/25/2021	9	to	35	Years
Auto Parts	Utica	NY	—	372	1,177	—	372	1,177	1,549	(37)	1996	3/26/2021	8	to	34	Years
Automotive Service	Wichita	KS	—	990	959	—	990	959	1,949	(29)	2000	3/26/2021	6	to	33	Years
Discount Retail	Brunswick	GA	—	585	1,731	117	585	1,847	2,432	(134)	1968	3/26/2021	5	to	15	Years
Discount Retail	Houma	LA	—	306	1,349	154	306	1,503	1,809	(43)	1998	3/29/2021	7	to	23	Years
Auto Parts	Bellingham	MA	—	1,457	970	—	1,457	970	2,427	(30)	2008	3/30/2021	7	to	35	Years
General Retail	Greece	NY	—	1,751	6,212	—	1,751	6,212	7,963	(352)	1991	3/30/2021	9	to	17	Years
Arts & Crafts	Olympia	WA	—	2,025	4,763	—	2,025	4,763	6,788	(178)	1978	3/31/2021	7	to	26	Years
Arts & Crafts	Springfield	IL	—	886	3,685	—	886	3,685	4,571	(211)	1989	3/31/2021	8	to	20	Years
Arts & Crafts	Fort Dodge	IA	—	532	2,062	65	532	2,128	2,660	(134)	1985	3/31/2021	8	to	15	Years
Auto Parts	Bethel	VT	—	67	278	—	67	278	345	(13)	1948	3/31/2021	5	to	20	Years
Auto Parts	Springfield	VT	—	193	779	—	193	779	972	(28)	1975	3/31/2021	8	to	29	Years
Discount Retail	Fort Dodge	IA	—	224	857	—	224	857	1,081	(60)	1985	3/31/2021	4	to	15	Years
Dollar Stores	Toledo	OH	—	174	961	—	174	961	1,135	(41)	1972	3/31/2021	6	to	30	Years
Dollar Stores	Franklin	OH	—	159	535	—	159	535	694	(30)	2005	3/31/2021	3	to	25	Years
Drug Stores & Pharmacies	Spencer	IN	—	1,648	2,433	—	1,648	2,433	4,081	(75)	2010	3/31/2021	8	to	35	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	371	2,056	—	371	2,056	2,426	(55)	1997	3/31/2021	6	to	35	Years
Farm Supplies	Olympia	WA	—	2,140	3,491	—	2,140	3,491	5,631	(139)	1978	3/31/2021	5	to	30	Years
Grocery	Mt. Gilead	OH	—	688	2,316	—	688	2,316	3,004	(154)	1988	3/31/2021	2	to	16	Years
Grocery	Rio Rancho	NM	—	1,759	3,055	—	1,759	3,055	4,815	(89)	2020	3/31/2021	11	to	35	Years
Home Improvement	Merrillville	IN	—	378	2,743	—	378	2,743	3,121	(80)	2007	3/31/2021	9	to	35	Years
Drug Stores & Pharmacies	Hemingway	SC	—	97	1,337	—	97	1,337	1,434	(40)	1985	4/16/2021	8	to	30	Years
Auto Parts	Rocky Mount	NC	—	711	—	—	711	—	711	—	2009	4/23/2021
Drug Stores & Pharmacies	Kenosha	WI	—	1,159	3,231	42	1,159	3,272	4,431	(92)	1985	4/30/2021	7	to	28	Years
Convenience Stores	Georgetown	SC	—	294	1,485	—	294	1,485	1,779	(40)	1996	5/6/2021	7	to	30	Years
Convenience Stores	Portola	CA	—	1,897	2,199	—	1,897	2,199	4,097	(55)	1993	5/7/2021	10	to	33	Years
Convenience Stores	Jamestown	CA	—	1,373	1,753	—	1,373	1,753	3,126	(50)	1977	5/11/2021	12	to	27	Years
Discount Retail	Kingsport	TN	—	789	1,470	—	789	1,470	2,259	(62)	1963	5/11/2021	8	to	18	Years
Convenience Stores	Auburn	CA	—	415	785	—	415	785	1,200	(22)	1962	5/12/2021	15	to	27	Years
Convenience Stores	Wallace	CA	—	1,412	1,729	—	1,412	1,729	3,141	(50)	1979	5/13/2021	10	to	27	Years
Convenience Stores	Colfax	CA	—	896	1,527	—	896	1,527	2,423	(44)	1968	5/14/2021	12	to	27	Years
Convenience Stores	Penn Valley	CA	—	2,314	2,609	—	2,314	2,609	4,923	(69)	1990	5/14/2021	11	to	33	Years
Discount Retail	Fond Du Lac	WI	—	1,400	1,509	—	1,400	1,509	2,909	(2)	2021	5/18/2021	10	to	35	Years
Convenience Stores	Angels Camp	CA	—	548	1,209	—	548	1,209	1,757	(33)	1981	5/27/2021	12	to	27	Years
Arts & Crafts	Heath	OH	—	383	3,603	—	383	3,603	3,986	(91)	1998	6/17/2021	7	to	29	Years
Dollar Stores	Indianapolis	IN	—	226	1,130	—	226	1,130	1,355	(23)	2021	6/21/2021	10	to	35	Years
Grocery	Monroe	WI	—	848	7,535	21	848	7,556	8,404	(161)	2004	6/22/2021	8	to	30	Years
Quick Service Restaurants	Bardstown	KY	—	926	1,291	—	926	1,291	2,218	(30)	1985	6/23/2021	9	to	30	Years
Consumer Electronics	Brownsville	TX	—	1,596	5,146	—	1,596	5,146	6,742	(105)	2001	6/25/2021	5	to	35	Years
Consumer Electronics	Toledo	OH	—	766	3,535	24	766	3,559	4,325	(90)	1992	6/25/2021	5	to	27	Years
Dollar Stores	Dayton	OH	—	285	1,154	—	285	1,154	1,439	(25)	2000	6/28/2021	8	to	35	Years
Dollar Stores	Schenectady	NY	—	249	1,451	—	249	1,451	1,700	(28)	1997	6/28/2021	9	to	35	Years
Dollar Stores	Dryden	NY	—	286	1,109	—	286	1,109	1,395	(27)	2013	6/28/2021	7	to	35	Years
Dollar Stores	Prattsburgh	NY	—	124	1,364	—	124	1,364	1,488	(34)	2014	6/28/2021	8	to	35	Years
Dollar Stores	Germantown	NY	—	241	1,620	—	241	1,620	1,861	(33)	2020	6/28/2021	10	to	35	Years
Dollar Stores	Lanesborough	MA	—	373	1,188	—	373	1,188	1,561	(30)	2013	6/28/2021	8	to	35	Years
Dollar Stores	Mayfield	NY	—	260	1,206	—	260	1,206	1,466	(29)	2015	6/28/2021	9	to	35	Years
Dollar Stores	Ballston Spa	NY	—	231	1,242	—	231	1,242	1,473	(27)	2015	6/28/2021	9	to	35	Years
Dollar Stores	Trotwood	OH	—	361	768	—	361	768	1,129	(22)	2012	6/28/2021	6	to	35	Years
Consumer Electronics	Burbank	IL	—	3,116	6,171	—	3,116	6,171	9,286	(171)	1997	6/29/2021	6	to	30	Years
Discount Retail	Southgate	MI	—	589	2,489	—	589	2,489	3,077	(85)	1969	6/29/2021	7	to	20	Years
Dollar Stores	Oklahoma City	OK	—	531	1,158	—	531	1,158	1,689	(27)	1981	6/29/2021	8	to	29	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Home Improvement	Alsip	IL	—	353	1,092	—	353	1,092	1,445	(22)	2015	6/29/2021	4	to	35	Years
Quick Service Restaurants	Oklahoma City	OK	—	740	—	—	740	—	740	—	2008	6/29/2021
Arts & Crafts	Washington	PA	—	875	4,924	—	875	4,924	5,799	(97)	2014	6/30/2021	6	to	34	Years
Discount Retail	Bowling Green	KY	—	1,917	3,629	—	1,917	3,629	5,545	(78)	1989	6/30/2021	9	to	35	Years
Dollar Stores	Columbus	OH	—	260	1,166	—	260	1,166	1,426	(20)	2005	7/16/2021	9	to	35	Years
Auto Parts	Houma	LA	—	181	1,257	—	181	1,257	1,438	(16)	2009	8/10/2021	10	to	35	Years
Arts & Crafts	Sumter	SC	—	1,614	2,576	—	1,614	2,576	4,191	(65)	1975	8/23/2021	7	to	22	Years
Discount Retail	Sumter	SC	—	959	1,519	—	959	1,519	2,478	(39)	1975	8/23/2021	7	to	22	Years
Discount Retail	California	MD	—	241	1,984	—	241	1,984	2,225	(19)	2001	9/8/2021	5	to	35	Years
Quick Service Restaurants	Danville	IN	—	830	1,132	—	830	1,132	1,962	(16)	2021	9/13/2021	10	to	30	Years
Healthcare	Houston	TX	—	798	3,318	—	798	3,318	4,116	(34)	1993	9/14/2021	8	to	35	Years
Dollar Stores	Iva	SC	—	105	880	—	105	880	985	(10)	2005	9/20/2021	5	to	35	Years
Discount Retail	Dunbar	WV	—	318	1,982	—	318	1,982	2,300	(27)	2017	9/30/2021	6	to	26	Years
Dollar Stores	Akron	OH	—	130	691	—	130	691	821	(9)	1946	9/30/2021	7	to	28	Years
Drug Stores & Pharmacies	Cottonwood	AZ	—	2,158	2,681	—	2,158	2,681	4,839	(28)	1999	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Peoria	AZ	—	988	2,438	—	988	2,438	3,427	(28)	1999	9/30/2021	5	to	33	Years
Drug Stores & Pharmacies	Overland Park	KS	—	657	2,038	—	657	2,038	2,695	(26)	1998	9/30/2021	5	to	28	Years
Drug Stores & Pharmacies	Louisville	KY	—	904	2,489	—	904	2,489	3,393	(27)	1998	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Rio Rancho	NM	—	2,278	2,377	—	2,278	2,377	4,655	(26)	2000	9/30/2021	5	to	33	Years
Drug Stores & Pharmacies	Mentor	OH	—	1,348	2,647	—	1,348	2,647	3,996	(29)	1997	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Moline	IL	—	1,915	2,860	—	1,915	2,860	4,775	(30)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Decatur	IL	—	702	2,878	—	702	2,878	3,581	(29)	1999	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Hammond	IN	—	1,073	3,207	—	1,073	3,207	4,280	(33)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Edinburg	TX	—	1,544	2,108	—	1,544	2,108	3,653	(22)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Rockford	IL	—	295	1,735	—	295	1,735	2,030	(23)	1991	9/30/2021	8	to	28	Years
Drug Stores & Pharmacies	Chicago	IL	—	1,788	2,720	—	1,788	2,720	4,508	(33)	1997	9/30/2021	7	to	30	Years
Drug Stores & Pharmacies	Jerseyville	IL	—	1,981	3,282	—	1,981	3,282	5,263	(34)	2014	9/30/2021	10	to	35	Years
Healthcare	Rantoul	IL	—	92	1,671	—	92	1,671	1,763	(21)	2011	9/30/2021	10	to	35	Years
Healthcare	Danville	IL	—	130	1,584	—	130	1,584	1,714	(17)	2020	9/30/2021	10	to	35	Years
Healthcare	Urbana	IL	—	674	1,294	—	674	1,294	1,968	(14)	2018	9/30/2021	8	to	35	Years
Grocery	Slidell	LA	—	1,159	3,444	—	1,159	3,444	4,603	(44)	1995	10/13/2021	6	to	22	Years
Grocery	Slidell	LA	—	1,723	3,305	—	1,723	3,305	5,027	(48)	1999	10/13/2021	6	to	20	Years
Discount Retail	Oakwood	OH	—	283	2,035	—	283	2,035	2,318	(29)	1991	10/20/2021	7	to	17	Years
Casual Dining	Avondale	IL	—	3,073	—	—	3,073	—	3,073	—	2014	10/25/2021
Health and Fitness	Avondale	IL	—	3,947	10,398	—	3,947	10,398	14,345	—	1984	10/25/2021	12	to	35	Years
Home Improvement	Avondale	IL	—	9,146	13,194	—	9,146	13,194	22,340	(94)	1984	10/25/2021	12	to	35	Years
Home Improvement	Racine	WI	—	1,898	7,247	—	1,898	7,247	9,145	(104)	1991	10/27/2021	2	to	18	Years
Arts & Crafts	Flagstaff	AZ	—	988	7,797	—	988	7,797	8,785	(58)	1979	10/28/2021	7	to	35	Years
Discount Retail	Oroville	CA	—	405	3,123	—	405	3,123	3,528	(27)	1999	10/28/2021	7	to	33	Years
Equipment Rental and Leasing	Warner Robins	GA	—	425	1,820	—	425	1,820	2,245	(18)	2021	10/28/2021	10	to	35	Years
Home Improvement	Germantown	WI	—	671	1,549	—	671	1,549	2,219	(29)	1995	10/28/2021	6	to	20	Years
Home Improvement	Green Bay	WI	—	292	1,070	—	292	1,070	1,362	(15)	1992	10/28/2021	7	to	20	Years
Equipment Rental and Leasing	Cortland	OH	—	199	1,913	—	199	1,913	2,111	(9)	2015	11/15/2021	9	to	35	Years
Consumer Electronics	Baton Rouge	LA	—	5,057	3,647	—	5,057	3,647	8,704	(27)	1997	11/24/2021	1	to	26	Years
Dollar Stores	Springfield	OH	—	435	206	52	435	258	693	(4)	1950	11/24/2021	2	to	8	Years
Dollar Stores	Oklahoma City	OK	—	295	664	—	295	664	960	(2)	2006	12/8/2021	5	to	23	Years
Dollar Stores	Harper Woods	MI	—	627	1,165	—	627	1,165	1,792	(2)	1972	12/9/2021	4	to	30	Years
Automotive Service	Middletown	OH	—	342	632	—	342	632	974	(1)	1974	12/10/2021	6	to	25	Years
Automotive Service	Hamilton	OH	—	321	1,122	—	321	1,122	1,442	(2)	1922	12/10/2021	7	to	25	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2021(1), (4), (5)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4), (6)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income (Loss) is Computed
Automotive Service	Hamilton	OH	—	393	1,003	—	393	1,003	1,395	(2)	1964	12/10/2021	7	to	23	Years
Dollar Stores	Columbus	GA	—	173	967	—	173	967	1,140	(2)	2003	12/13/2021	6	to	31	Years
Dollar Stores	Phenix City	AL	—	176	980	—	176	980	1,156	(2)	2005	12/13/2021	4	to	35	Years
Drug Stores & Pharmacies	Gales Ferry	CT	—	1,687	2,326	—	1,687	2,326	4,013	(5)	2012	12/21/2021	6	to	31	Years
Drug Stores & Pharmacies	St. Joseph	MI	—	2,494	2,671	—	2,494	2,671	5,165	(4)	2015	12/21/2021	7	to	35	Years
Drug Stores & Pharmacies	El Centro	CA	—	890	4,656	—	890	4,656	5,546	(7)	2002	12/21/2021	6	to	35	Years
Drug Stores & Pharmacies	Groton	CT	—	1,195	3,833	—	1,195	3,833	5,028	(6)	2004	12/21/2021	7	to	35	Years
Discount Retail	Bowie	MD	—	1,782	3,344	—	1,782	3,344	5,126	(6)	1996	12/22/2021	6	to	32	Years
Discount Retail	Grand Island	NE	—	337	2,333	—	337	2,333	2,670	(3)	1990	12/23/2021	7	to	35	Years
Auto Parts	Syracuse	NY	—	486	1,316	—	486	1,316	1,802	(2)	2004	12/29/2021	7	to	35	Years
Auto Parts	Golden	CO	—	594	974	—	594	974	1,568	(2)	2009	12/30/2021	3	to	35	Years
Auto Parts	Lithonia	GA	—	605	1,422	—	605	1,422	2,027	(2)	1996	12/30/2021	3	to	35	Years
Dollar Stores	Charlotte	NC	—	359	1,008	—	359	1,008	1,367	(2)	2012	12/30/2021	6	to	33	Years
			$—	$299,935	$623,148	$3,309	$299,935	$626,457	$926,392	$(30,669)

(1) The aggregate cost for federal income tax purposes is $937.7 million (unaudited).
(2) Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is up to 35 years for buildings and up to 15 years for building improvements.
(3) The acquisition dates for properties acquired prior to December 23, 2019 are stated at the date the Successor acquired the property.
(4) Properties with no building value represent a property for which the Company owns only the land, therefore depreciation and estimated life for depreciation are not applicable.

The following is a reconciliation of carrying value for land and building and improvements for the periods presented (in thousands):

	Successor
	Year Ended December 31,		For the Period from December 23 to December 31,
	2021	2020	2019
Balance, beginning of period	$547,733	$224,053	$223,005
Additions
Acquisitions	393,147	365,219	1,048
Improvements	1,227	2,408	—
Property under development completed and placed in service	2,909
Deductions
Reclasses to held for sale	(1,990)	(28,591)	—
Involuntary conversion of assets (1)	(502)
Dispositions	(16,132)	(15,356)	—
Balance, end of period	$926,392	$547,733	$224,053

(1) The Company incurred significant damages to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of December 31, 2021, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income (loss).

The following is a reconciliation of accumulated depreciation for the periods presented (in thousands):

	Successor
	Year Ended December 31,		For the Period from December 23 to December 31,
	2021	2020	2019
Balance, beginning of period	$10,111	$132	$—
Additions
Depreciation expense	21,049	10,703	132
Deductions
Reclasses to held for sale	(35)	(518)	—
Involuntary conversion of assets (1)	(12)	—	—
Dispositions	(444)	(206)	—
Balance, end of period	$30,669	$10,111	$132

(1) The Company incurred significant damages to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of December 31, 2021, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income (loss).

The change in real estate investments for the Predecessor have not been presented as the land, building and related improvements were recorded by the Predecessor at the pre-acquisition basis.

See report of independent registered public accounting firm.