Form 10-Q
period 2022-03-31
NETSTREIT Corp.
filed 2022-04-28
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 26, 2022 was 47,921,988.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Real estate, at cost:
Land	$313,366	$299,935
Buildings and improvements	693,279	626,457
Total real estate, at cost	1,006,645	926,392
Less accumulated depreciation	(37,394)	(30,669)
Property under development	18,246	17,896
Real estate held for investment, net	987,497	913,619
Assets held for sale	7,748	2,096
Mortgage loan receivable, net	40,413	—
Cash, cash equivalents and restricted cash	4,687	7,603
Lease intangible assets, net	128,856	124,772
Other assets, net	30,528	20,351
Total assets	$1,199,729	$1,068,441
Liabilities and equity
Liabilities:
Term loan, net	$174,386	$174,330
Revolving credit facility	120,000	64,000
Lease intangible liabilities, net	24,015	23,316
Liabilities related to assets held for sale	115	—
Accounts payable, accrued expenses and other liabilities	16,166	16,980
Total liabilities	334,682	278,626
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 47,921,988 and 44,223,050 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	479	442
Additional paid-in capital	886,351	809,724
Distributions in excess of retained earnings	(42,193)	(35,119)
Accumulated other comprehensive income	10,258	4,123
Total stockholders’ equity	854,895	779,170
Noncontrolling interests	10,152	10,645
Total equity	865,047	789,815
Total liabilities and equity	$1,199,729	$1,068,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$20,921	$11,932
Interest income on mortgage loan receivable	411	—
Total revenues	21,332	11,932
Operating expenses
Property	2,932	950
General and administrative	4,190	3,137
Depreciation and amortization	10,980	5,929
Provisions for impairment	—	69
Transaction costs	165	151
Total operating expenses	18,267	10,236
Other income (expense)
Interest expense, net	(1,169)	(905)
Gain on sales of real estate, net	161	—
Total other income (expense), net	(1,008)	(905)
Net income before income tax expense	2,057	791
Income tax expense	(91)	(50)
Net income	1,966	741
Net income attributable to noncontrolling interests	24	40
Net income attributable to common stockholders	$1,942	$701
Amounts available to common stockholders per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average common shares:
Basic	44,415,807	28,348,975
Diluted	45,600,810	30,052,940
Other comprehensive income:
Net income	$1,966	$741
Change in value on derivatives, net	6,211	2,323
Total comprehensive income	8,177	3,064
Comprehensive income attributable to noncontrolling interests	100	164
Comprehensive income attributable to common stockholders	$8,077	$2,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offering, net of issuance costs	3,604,736	36	75,461	—	—	75,497	—	75,497
OP Units converted to common stock	25,629	—	484	—	—	484	(484)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(8,888)	—	(8,888)	(109)	(8,997)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	85,224	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(16,651)	—	(362)	—	—	(362)	—	(362)
Stock-based compensation, net	—	—	1,045	—		1,045	—	1,045
Other comprehensive income	—	—	—	—	6,135	6,135	76	6,211
Net income	—	—	—	1,942	—	1,942	24	1,966
Balance at March 31, 2022	47,921,988	$479	$886,351	$(42,193)	$10,258	$854,895	$10,152	$865,047

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
OP Units converted to common stock	253,344	3	4,920	—	—	4,923	(4,923)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(5,687)	—	(5,687)	(307)	(5,994)
Dividends declared on restricted stock	—	—	—	(132)	—	(132)	—	(132)
Vesting of restricted stock units	15,190	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,962)	—	(90)	—	—	(90)	—	(90)
Stock-based compensation	—	—	557	—		557	—	557
Other comprehensive income	—	—	—	—	2,199	2,199	124	2,323
Net income	—	—	—	701	—	701	40	741
Balance at March 31, 2021	28,467,117	$285	$506,432	$(12,582)	$2,434	$496,569	$28,909	$525,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,966	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,980	5,929
Amortization of deferred financing costs	157	157
Noncash revenue adjustments	(807)	(430)
Stock-based compensation expense	1,045	557
Gain on sales of real estate, net	(161)	—
Provisions for impairment	—	69
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,484)	(1,109)
Accounts payable, accrued expenses and other liabilities	(2,742)	(1,644)
Net cash provided by operating activities	8,954	4,270
Cash flows from investing activities
Acquisitions of real estate	(89,973)	(88,225)
Real estate development and improvements	(4,378)	(1,346)
Investment in mortgage loan receivable	(40,426)	—
Earnest money deposits	(630)	(451)
Purchase of computer equipment and other corporate assets	(595)	—
Proceeds from sale of real estate	2,294	—
Net cash used in investing activities	(133,708)	(90,022)
Cash flows from financing activities
Issuance of common stock in public offerings, net	75,497	—
Payment of common stock dividends	(8,888)	(5,687)
Payment of OP unit distributions	(109)	(307)
Payment of restricted stock dividends	(106)	(5)
Proceeds under revolving credit facility	128,000	13,000
Repayments under revolving credit facility	(72,000)	—
Proceeds under property development incentives	375	—
Repurchase of common stock for tax withholding obligations	(363)	(90)
Deferred offering costs	(568)	(86)
Net cash provided by financing activities	121,838	6,825
Net change in cash, cash equivalents and restricted cash	(2,916)	(78,927)
Cash, cash equivalents and restricted cash at beginning of the period	7,603	92,643
Cash, cash equivalents and restricted cash at end of the period	$4,687	$13,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,108	$758
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$128	$132
Cash flow hedge change in fair value	$6,211	$2,323
Accrued capital expenditures and real estate development and improvement costs	$1,418	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Description of Business

NETSTREIT Corp. (“Company”) was incorporated on October 11, 2019 as a Maryland corporation and commenced operations on December 23, 2019. The Company conducts its operations through NETSTREIT, L.P., a Delaware limited partnership (the “Operating Partnership”). NETSTREIT GP, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership.

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
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of March 31, 2022, the Company owned or had investments in 363 properties, located in 42 states.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The accompanying condensed consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income is reduced by the portion of net income attributable to noncontrolling interests.

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2021, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the full year.

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

Net income of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests’ ownership percentages in the Operating Partnership throughout the period. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

Risk and Uncertainties

COVID-19

The ongoing COVID-19 pandemic, and the measures taken to limit its spread have negatively impacted the economy across many industries, including industries in which our tenants operate. The impacts may continue and/or increase in severity as the duration of the pandemic lengthens. The Company continues to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including the identification and spread of variants. However, the Company’s operations and cash flows during the years presented in the consolidated financial statements were not materially impacted by COVID-19.

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

Total depreciation and amortization expense was $11.0 million and $5.9 million during the three months ended March 31, 2022 and 2021, respectively.

Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $7.3 million and $4.1 million during the three months ended March 31, 2022 and 2021, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets, and leasing commission costs were $3.6 million and $1.8 million during the three months ended March 31, 2022 and 2021, respectively.
Repairs and maintenance are charged to property operating expense as incurred; major renewals and betterments that extend the useful life or improve the operating capacity of the asset are capitalized. Upon the sale or disposition of a property, the asset and the related accumulated depreciation are removed from the condensed consolidated balance sheets with the difference between the proceeds received, net of sales costs, and the carrying value of the asset group recorded as a gain or loss on sale, subject to impairment considerations.

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the interim period ended March 31, 2022 or held for sale as discontinued operations, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of March 31, 2022 and December 31, 2021, there was one property classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2022	2021
Total provision for impairment	$—	$69
Number of properties: (1)
Classified as held for sale	—	1
Disposed within the period	—	—

(1) Includes the number of properties that were impaired and classified as held for sale or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the period.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. The Company had no restricted cash as of March 31, 2022 or December 31, 2021.

The Company’s bank balances as of March 31, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of March 31, 2022 and December 31, 2021, the Company had an immaterial reserve for uncollectible amounts specific to uncharged reimbursable expenses.

Mortgage Loan Receivable

The Company holds one loan receivable, which is a mortgage loan secured by real estate, for long-term investment. The loan receivable is carried at amortized cost.

The Company recognizes interest income on the loan receivable using the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. The Company evaluates its loans receivable balance, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. A loan receivable is placed on nonaccrual status when management determines that full recovery of the contractually specified payments of principal and interest is doubtful.

Stock-Based Compensation

The Company has a share-based compensation award program for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. We classify stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718 and ASC 480. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Forward Equity Sales

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Company’s elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s earnings per share.

Transaction Costs

Transaction costs were $0.2 million for each of the three months ended March 31, 2022 and 2021, respectively, and represent acquisition related expenses, including costs associated with abandoned acquisitions.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2022 to receive a full dividends paid deduction.

NETSTREIT TRS is treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

The Company recognizes franchise and other state and local tax expenses in general and administrative and recognized state and federal income tax expense in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income.

All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial for the years and periods presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax on the condensed consolidated statements of operations and comprehensive income. The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years and periods presented. Additionally, there were no material accruals for interest or penalties as of March 31, 2022 and December 31, 2021.

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

All federal tax returns for years prior to 2019 are no longer subject to examination. Additionally, state tax returns for years prior to 2017 are generally no longer subject to examination.

Earnings Per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings per Share. Basic earnings per share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common stockholders represents net income less income allocated to participating securities and noncontrolling interests. None of the Company’s equity awards are participating securities.

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

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairment recognized in the three months ended March 31, 2021 related to an asset held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk with respect to cash held at various financial institutions, access to its Credit Facility, amounts due under the mortgage loan receivable, and amounts due or payable under derivative contracts. The credit risk exposure with regard to the Company’s cash, credit facilities, and derivative instruments is spread among a diversified group of investment grade financial institutions.

During the three months ended March 31, 2022, the Company’s rental revenues were derived from 71 separate tenants leasing 354 total properties. During this period there were no tenants with rental revenue that exceeded 10% of total rental revenue.

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

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share calculation in certain areas. Effective January 1, 2022 the Company adopted this standard with no material impact to the condensed consolidated financial statements.

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of March 31, 2022, the Company had investments in 361 single-tenant retail net leased properties spanning 42 states, with 71 different tenants represented across 23 retail sectors. As of March 31, 2022, the remaining terms of leases range from one to 32 years, with weighted average lease term of 9.6 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the three months ended March 31, 2022.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenue
Fixed lease income (1)	$18,067	$10,953
Variable lease income (2)	2,689	789
Other rental revenue:
Above/below market lease amortization, net	283	190
Lease incentives	(118)	—
Rental revenue (including reimbursable)	$20,921	$11,932

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2022 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2022	$56,738
2023	75,995
2024	76,606
2025	76,332
2026	73,436
Thereafter	406,911
$766,018

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 10.3 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the lease expense components for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$135	$—
Variable lease cost	$3	$—

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of March 31, 2022, the right-of-use asset and operating lease liability were $4.5 million and $5.5 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of March 31, 2022 (in thousands):

Future Minimum Lease Payments
Remainder of 2022	$150
2023	533
2024	617
2025	636
2026	653
Thereafter	3,981
Total lease payments	6,570
Less: amount representing interest (1)	(1,090)
Present value of operating lease liabilities	$5,480

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of March 31, 2022, the Company owned or had investments in 363 properties, including nine properties currently under development. The gross real estate investment portfolio, including properties under development, totaled approximately $1.15 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 42 states with gross real estate investments in Texas and Illinois representing 11.2% and 10.5%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the three months ended March 31, 2022, the Company acquired 34 properties for a total purchase price of $90.0 million, inclusive of $1.2 million of capitalized acquisition costs. During the three months ended March 31, 2021, the Company acquired 31 properties for a total purchase price of $88.2 million, inclusive of $1.1 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Land	$14,654	$21,490
Buildings	60,088	48,999
Site improvements	6,538	7,545
Tenant improvements	1,160	1,587
In-place lease intangible assets	8,872	10,942
Above-market lease intangible assets	108	—
Construction-in-progress assets	—	—
	91,420	90,563
Liabilities assumed
Below-market lease intangible liabilities	(1,423)	(2,338)
Accounts payable, accrued expense and other liabilities	(24)	—
Purchase price (including acquisition costs)	$89,973	$88,225

Development

As of March 31, 2022, the Company had nine property developments under construction. During the three months ended March 31, 2022, the Company invested $5.0 million in property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. During the three months ended March 31, 2022, the Company completed development on one project under development and reclassified approximately $4.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Additionally, on January 1, 2022, rent commenced on a development that was previously completed in the fourth quarter of 2021. The remaining nine developments in progress are expected to be substantially completed with rent commencing at various points throughout 2022. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2022.

Additionally, during the first three months of 2022, the Company capitalized less than $0.1 million of interest expense associated with properties under development. No interest expense was capitalized during the first three months of 2021.

During the three months ended March 31, 2021, the Company invested a combined total of $1.3 million in a development project in Yuma, Arizona. The Company has a non-binding purchase option to acquire the property upon completion. The Company’s total investment is expected to be $4.4 million with the sole tenant in the property commencing lease payments in 2022. These amounts are included in property under development in the accompanying condensed consolidated balance sheets as of December 31, 2021.

Dispositions

During the three months ended March 31, 2022, the Company sold one property for a total sales price, net of disposal costs, of $2.3 million, recognizing a net gain of $0.2 million on the sale.

There were no dispositions for the three months ended March 31, 2021.

Investment in Mortgage Loan Receivable

On January 26, 2022, the Company executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however the Company has the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loan receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2022.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$124,605	$(16,724)	$107,881	$116,368	$(13,408)	$102,960
Above-market leases	17,455	(1,843)	15,612	17,348	(1,516)	15,832
Assembled workforce	873	(665)	208	873	(592)	281
Lease incentives	5,343	(188)	5,155	5,821	(122)	5,699
Total intangible assets	$148,276	$(19,420)	$128,856	$140,410	$(15,638)	$124,772

Liabilities:
Below-market leases	$27,425	$(3,410)	$24,015	$26,185	$(2,869)	$23,316

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2022 and as of December 31, 2021 by category were as follows:

	Years Remaining
	March 31, 2022	December 31, 2021
In-place leases	7.3	9.7
Above-market leases	11.8	12.8
Below-market leases	9.8	12.3
Assembled workforce	0.8	1.0
Lease incentives	11.8	12.7

The Company records amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive income related to the amortization of intangibles assets and liabilities for all property and ground leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization:
Amortization of in-place leases	$3,555	$1,719
Amortization of assembled workforce	73	73
	$3,628	$1,792

Net adjustment to rental revenue:
Above-market lease assets	(327)	(183)
Below-market lease liabilities	610	373
Lease incentives	(118)	—
	$165	$190
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of March 31, 2022, for the next five years and thereafter (in thousands):

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
In-place leases	$11,034	$13,704	$12,933	$12,642	$11,430	$46,138	$107,881
Assembled workforce	208	—	—	—	—	—	208
Amortization expense	$11,242	$13,704	$12,933	$12,642	$11,430	$46,138	$108,089
Above-market lease assets	(997)	(1,330)	(1,326)	(1,325)	(1,324)	(9,310)	(15,612)
Below-market lease liabilities	1,830	2,375	2,317	2,294	2,178	13,021	24,015
Lease incentives	$(322)	$(428)	$(428)	$(428)	$(428)	$(3,121)	$(5,155)
Net adjustment to rental revenue	$511	$617	$563	$541	$426	$590	$3,248

Note 6 – Debt

Debt consists of the following (in thousands):

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Term Loan (1)	December 23, 2024	1.36%	$175,000	$175,000
Revolver (2)	December 23, 2023	1.64%	120,000	64,000
Total debt			295,000	239,000
Unamortized discount and debt issuance costs			(613)	(670)
Unamortized deferred financing costs, net (3)			(696)	(796)
Total debt, net			$293,691	$237,534

(1) Interest rate includes the effect of a variable interest rate that has been swapped to a fixed interest rate.
(2) The annual interest rate of the Revolver assumes one-month LIBOR as of March 31, 2022 of 0.44%. Additionally, the Revolver may be extended up to one year.
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

Effective September 28, 2020, the Company entered into an interest rate derivative contract to fix the base interest rate (one-month LIBOR) on the Term Loan. The total interest rate includes the fixed base interest rate of 0.21% plus a leverage-based margin of 1.15% as of March 31, 2022. The interest rate hedge is further described in “Note 7 - Derivative Financial Instruments.”

Deferred financing, discount and debt issuance costs are being amortized over the remaining terms of each respective loan. Total costs amortized on the Term Loan and Revolver were $0.2 million for each of the three months ended March 31, 2022 and March 31, 2021, respectively. This is included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income

For the three months ended March 31, 2022 and 2021, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of the interest rate hedge, of 1.32% and 1.30%, respectively.

The Company incurred interest expense of $0.6 million in connection with the Term Loan for each of the three months ended March 31, 2022 and 2021, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the Term Loan as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and March 31, 2021, the Company incurred interest expense, exclusive of facility fees for unused capacity, on borrowings under the Revolver of $0.4 million and less than $0.1 million, respectively, with a weighted average interest rate, exclusive of amortization of deferred financing costs, of 1.39% and 1.29%, respectively. As of March 31, 2022 and December 31, 2021, the Company had $120.0 million and $64.0 million in borrowings outstanding under the Revolver. The Company also incurred interest expense in connection with unused capacity for the three months ended March 31, 2022 and 2021 of $0.1 million and $0.2 million, respectively.

During the first three months of 2022, the Company capitalized less than $0.1 million of interest expense associated with properties under development. No interest expense was capitalized during the first three months of 2021.

The Company was in compliance with all of its debt covenants as of March 31, 2022 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan are due on December 23, 2024.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan. Accordingly, the interest rate for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of March 31, 2022 of 0.23%, plus a margin of 1.15%. The maturity date of the interest rate swaps coincide with the maturity date of the Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate swaps	4	4	$175,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$10,520	$4,310

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2021 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
For the Three Months Ended March 31
Interest Rate Products	$6,188	$2,290	Interest expense, net	$(23)	$(34)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three months ended March 31, 2022 and 2021. During the next twelve months, the Company estimates that $2.8 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative liabilities measured at fair value on a recurring basis as of March 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2022
Derivative assets	$—	$10,520	$—	$10,520

December 31, 2021
Derivative assets	—	4,310	—	4,310

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	$4,147	$2,801
Deferred rent receivable	2,918	2,263
Prepaid assets	2,589	1,473
Earnest money deposits	1,483	853
Fair value of interest rate swaps	10,520	4,309
Deferred offering costs	598	615
Deferred financing costs, net	696	796
Right-of-use asset	4,490	4,581
Leasehold improvements and other corporate assets	2,212	1,657
Interest receivable	202	—
Other assets, net	673	1,003
	$30,528	$20,351

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses	$5,851	$6,254
Accrued bonus	396	1,742
Prepaid rent	1,791	1,918
Operating lease liability	5,480	5,442
Accounts payable	1,014	419
Other liabilities	1,634	1,205
	$16,166	$16,980

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

On January 13, 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 10, 2023. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances.

On March 30, 2022, the Company settled 3,440,962 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the offering of $72.0 million, net of underwriting discounts and offering costs of $4.6 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3,440,962 Class A OP Units.

On September 1, 2021, the Company entered into a new $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. For the three months ended March 31, 2022, the Company issued 163,774 shares of common stock at a weighted average price of $22.08 per share in connection with the ATM Program for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 163,774 Class A OP Units.

During the three months ended March 31, 2022, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender 17 thousand RSUs valued at approximately $0.4 million, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of shares of common stock” on the condensed consolidated statements of cash flows.

Dividends

During the three months ended March 31, 2022, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022

The holders of OP Units are entitled to an equal distribution per Class A OP Unit and Class B OP Unit held as of each record date. Accordingly, during the three months ended March 31, 2022, the Operating Partnership paid distributions of $0.1 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of March 31, 2022 and December 31, 2021, noncontrolling interests represented 1.1% and 1.3%, respectively, of OP Units. During the three months ended March 31, 2022, OP Unit holders redeemed 25,629 OP units into shares of common stock on a one-for-one basis. During the three months ended March 31, 2021, OP Unit holders redeemed 253,344 OP units into shares of common stock on a one-for-one basis.

Note 10 – Stock-Based Compensation

Under the Omnibus Incentive Plan 2,094,976 shares of common stock are reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related or cash-based awards, including performance-based awards, to employees, directors and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of March 31, 2022, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income was $1.0 million and $0.6 million for the three months ended March 31, 2022 and 2021. All awards of unvested RSUs are expected to fully vest over the next one to five years.

Performance-Based RSUs (effectiveness of shelf registration)

Pursuant to the Omnibus Incentive Plan, the Company granted performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting, and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied, and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to three years.

The following table summarizes performance-based restricted stock unit activity for the period ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	157,380	$19.75
Vested during the period	(15,190)	19.75
Unvested restricted stock grants outstanding as of March 31, 2022	142,190	$19.75

For the three months ended March 31, 2022, the Company recognized $0.2 million in stock-based compensation expense associated with performance-based RSUs. As of March 31, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $1.1 million and $1.3 million, respectively, and as of March 31, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.0 years. These units are subject to graded vesting and amortization is recognized ratably over the requisite service period for each vesting tranche in the award.

The weighted average grant date fair value of unvested restricted units is calculated as the per share price determined on December 23, 2019, through a series of completed transactions (collectively the “Private Offering”).

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has granted service-based restricted stock unit grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based restricted stock unit activity for the period ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	295,207	$17.84
Granted during the period	141,833	22.14
Forfeited during the period	(12,082)	18.62
Vested during the period	(70,034)	17.47
Unvested restricted stock grants outstanding as of March 31, 2022	354,924	$19.23

For the three months ended March 31, 2022, the Company recognized $0.6 million in stock-based compensation expense associated with service-based RSUs. As of March 31, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $5.5 million and $4.1 million, respectively, and as of March 31, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.6 years. Amortization is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service based unvested restricted units is calculated as the per share price determined in the initial public offering for awards granted in 2020 and as the per share price of the Company’s stock on the date of grant for those granted in 2021.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has granted performance-based RSUs to certain employees. These grants are subject to the participant’s continued service over a three-year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of 32 peer companies and 60% of the award based on total absolute TSR over the cumulative three-year period. The performance periods of these grants run through March 8, 2024 and February 28, 2025. Grant date fair values of the performance-based share awards were calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the 2022 calculation were expected volatility of the Company of 36.3% and expected volatility of the Company's peers, ranging from 28.7% to 95.3%, with an average volatility of 46.6% and a risk-free interest rate of 1.61%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $26.13 and the target absolute TSR was $20.42 for a weighted average grant date fair value of $22.38 per share. Stock-based compensation expense associated with unvested performance-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes performance-based restricted stock unit activity for the period ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	134,467	$17.77
Granted during the period	106,645	22.38
Forfeited during the period	(1,722)	17.77
Unvested restricted stock grants outstanding as of March 31, 2022	239,390	$19.82

For the three months ended March 31, 2022, the Company recognized $0.3 million in stock-based compensation expense associated with performance-based RSUs. As of March 31, 2022, the remaining unamortized stock-based compensation expense totaled $3.8 million and as of March 31, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.6 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise by classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2022 under the Program as of March 31, 2022 was approximately $0.9 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three months ended March 31, 2022, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service based RSUs above.

Note 11 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net income	$1,966	$741
Net (income) attributable to noncontrolling interest	(24)	(40)
Net income attributable to common shares, basic	1,942	701
Net (income) attributable to noncontrolling interest	(24)	(40)
Net income attributable to common shares, diluted	$1,966	$741

Denominator:
Weighted average common shares outstanding, basic	44,415,807	28,348,975
Effect of dilutive shares for diluted net income per common share:
OP Units	550,673	1,616,005
Unvested RSUs	294,272	87,960
Unsettled shares under open forward equity contracts	340,058	—
Weighted average common shares outstanding, diluted	45,600,810	30,052,940

Net income available to common stockholders per common share, basic	$0.04	$0.02
Net income available to common stockholders per common share, diluted	$0.04	$0.02

As of March 31, 2022 and December 31, 2021, there were 537,155 and 562,784 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. Additionally, as of March 31, 2022, the Company had commitments to fund nine properties under development totaling $20.9 million which is expected to be funded over the next twelve months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has an initial noncancellable term of 10.3 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note - 3 - Leases.” Annual rent expense, excluding operating expenses, is expected to be approximately $0.5 million during the initial term.

As of March 31, 2022, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Effective with the Private Offering and commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC, which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. For the three months ended March 31, 2021, the Company incurred less than $0.1 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to March 31, 2022 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On April 26, 2022, the Company's Board of Directors declared a cash dividend of $0.20 per share for the second quarter of 2022. The dividend will be paid on June 15, 2022 to stockholders of record on June 1, 2022.

Revolver Activity

In April 2022, the Company borrowed $20.0 million on the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022, and other reports filed with the Securities and Exchange Commission from time to time.

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

Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 361 single-tenant retail net leased properties spanning 42 states, with 71 different tenants represented across 23 retail sectors. Our portfolio generates ABR1 of $77.0 million and is 100% occupied, with a weighted average lease term (“WALT”) of 9.6 years and consisting of approximately 64% and 17% of investment grade tenants and investment grade profile tenants, respectively, by ABR, which we believe provides us with a strong, stable source of recurring cash flow. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles.

COVID-19

We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements included herein. The Company’s operations and cash flows for the three months ended March 31, 2022 and 2021 were not materially impacted by COVID-19.

(1) ABR is calculated by multiplying (i) cash rental payments (a) for the month ended March 31, 2022 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of March 31, 2022, plus (b) for properties under development, the first full month's estimated permanent cash rent contractually due after the development period by (ii) 12.

Financing Activities

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

On March 30, 2022, we settled 3,440,962 shares of common stock at a price of $22.25 per share in connection with the forward sale agreements. We received net proceeds from the offering of $72.0 million, net of underwriting discounts and offering costs of $4.6 million.

On September 1, 2021, we entered into a $250.0 million ATM Program through which, from time to time, we may sell shares of our common stock in registered transactions. During the first quarter of 2022, we issued 163,774 shares of common stock at a weighted average price of $22.08 per share in connection with the ATM Program for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million.

Results of Operations

Overall

The Company continued to grow its assets held for investment during the first quarter of 2022 by increasing its property portfolio from 328 properties as of December 31, 2021 to 363 properties as of the end of March 31, 2022. This includes nine real estate development projects owned by the Company, one property under development with a non-binding option to purchase, and one property fully collateralized by an investment in loan receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $72.0 million, the issuance of common stock under the ATM Program in an amount of $3.5 million, and net borrowings of $56.0 million on our Revolver during the three months ended March 31, 2022.

Acquisitions

During the three months ended March 31, 2022, we acquired 34 properties for a total purchase price of $90.0 million, including $1.2 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 17 states with a WALT of approximately 8.2 years. The underwritten weighted-average capitalization rate on first quarter acquisitions was approximately 6.3%.

Development

During the three months ended March 31, 2022, we invested $5.0 million in our property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. During the three months ended March 31, 2022, we completed development on one project under development and reclassified approximately $4.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. The remaining nine developments are expected to be substantially completed with rent commencing at various points throughout 2022. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets of March 31, 2022.

Dispositions

During the three months ended March 31, 2022, we sold one property for a total sales price, net of disposal costs of $2.3 million, recognizing a net gain of $0.2 million on the sale.

Investment in Mortgage Loan Receivable

On January 26, 2022, we executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however we have the right, subject to certain terms and conditions, to purchase a portion of the underlying, collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loan receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2022.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$20,921	$11,932
Interest income on mortgage loan receivable	411	—
Total revenues	21,332	11,932
Operating expenses
Property	2,932	950
General and administrative	4,190	3,137
Depreciation and amortization	10,980	5,929
Provisions for impairment	—	69
Transaction costs	165	151
Total operating expenses	18,267	10,236
Other income (expense)
Interest expense, net	(1,169)	(905)
Gain on sales of real estate, net	161	—
Total other income (expense), net	(1,008)	(905)
Net income before income tax expense	2,057	791
Income tax expense	(91)	(50)
Net income	$1,966	$741

Revenue. Revenue for the three months ended March 31, 2022 increased by $9.4 million to $21.3 million from $11.9 million for the three months ended March 31, 2021. This is primarily due to an increase in the real estate portfolio from 203 operating properties as of January 1, 2021 to 352 operating properties as of March 31, 2022. The increase includes an increase in cash rental receipts of $6.7 million, combined with net increases of property expense reimbursements of $1.7 million, of which $0.9 million was related to tax reimbursements, an increase of $0.4 million in straight-line rental revenue, and an increase of $0.4 million related to interest income on the mortgage loan receivable.

Total Operating Expenses. Total expenses increased by $8.1 million to $18.3 million for the three months ended March 31, 2022 as compared to $10.2 million for the three months ended March 31, 2021. The increase in operating expenses is primarily attributed to the increase in the number of operating properties with the most significant increases being depreciation and amortization expense and property-specific expenses, in addition to an increase in stock-based compensation. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.9 million to $2.9 million for the three months ended March 31, 2022. The increase is primarily attributed to the increase in the real estate portfolio from 203 to 352 operating properties. The largest increases are from reimbursable property taxes of $0.8 million and reimbursable maintenance expense of $0.8 million. Remaining net increases are from non-reimbursable expenses of $0.2 million.

•General and Administrative Expenses. General and administrative expenses increased $1.1 million to $4.2 million for the three months ended March 31, 2022. The increase is primarily due to an increase in stock-based compensation expense of $0.5 million and due to increases in payroll and payroll-related expenses of $0.2 million associated with the Company’s continued growth.

•Depreciation and Amortization. Depreciation and amortization expense increased $5.1 million to $11.0 million for the three months ended March 31, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $2.1 million, in-place lease amortization expense of $1.8 million, building improvements depreciation expense of $0.9 million, and leasehold improvement depreciation expense of $0.2 million.

•Provision for Impairment. For the three months ended March 31, 2022, no provision for impairment was recorded, however, we recorded a provision for impairment of approximately $0.1 million for the three months ended March 31, 2021 on one property which was classified as held-for-sale as of December 31, 2020 and sold in April 2021. This impairment and subsequent disposal relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

Interest Expense. Interest expense increased by $0.3 million to $1.2 million for the three months ended March 31, 2022. The increase is primarily due to the increase in the average balances outstanding under the Revolver (as defined in “Note 6 - Debt” to our condensed consolidated statements of operations and comprehensive income), offset by decreases in facilities fees incurred for unused capacity and interest expense associated with the interest rate swap.

Gain on sales of real estate, net. For the three months ended March 31, 2022, we recorded a net gain on the sales of real estate of $0.2 million. No disposals occurred during the three months ended March 31, 2021. The table below summarizes the properties sold for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Number of properties sold	1	—
Sales price, net of disposal costs	$2,294	$—
Gain on sales of real estate, net	$161	$—

Net income. Net income increased $1.3 million to $2.0 million for the three months ended March 31, 2022. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, offset by the impact of increases in depreciation and amortization expenses and to increases in general and administrative expenses, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowings under our senior credit facility. As of March 31, 2022, we had a $175.0 million senior secured term loan (“Term Loan”) and $120.0 million of borrowings outstanding under our $250.0 million senior secured revolving credit facility (“Revolver”, and collectively with the Term Loan, the “Credit Facility”). Additionally, as of March 31, 2022, we had 6,909,038 shares that were unsettled under open forward equity contracts. We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program and the physical settlement of forward sales of our common stock, coupled with our cash flows from operations and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Contractual Obligations and Commitments

As of March 31, 2022, our contractual obligations include the maturity of our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024 and repayment of borrowings on our $250.0 million Revolver with a maturity of December 23, 2023. During the three months ended March 31, 2022, we borrowed $128.0 million and repaid $72.0 million on our Revolver at a weighted-average interest rate of 1.39% to fund specifically identified property acquisitions.

The following table provides information with respect to our commitments as of March 31, 2022 (in thousands):

	Payment Due by Period
	Total	From April 1, 2022 to December 31, 2022	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$175,000	$—
Term Loan – Variable interest (1)	6,482	1,782	4,700	—
Revolver – Borrowings	120,000	—	120,000	—
Revolver – Variable interest	3,410	1,480	1,930
Unutilized borrowing fees on Revolver (2)	562	244	318	—
Property development under contract	20,902	20,902	—
Corporate office lease obligations	6,570	150	1,150	5,270
Total	$332,926	$24,558	$303,098	$5,270

(1) Effective September 28, 2020, we entered into an interest rate hedge to fix the base interest rate (one-month LIBOR) on our Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan are based on the hedged fixed rate of 0.21% compared to the variable Term Loan one-month LIBOR rate as of March 31, 2022 of 0.23%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.

(2) We are subject to a variable unutilized borrowing fee on the unused portion of our $250.0 million Revolver. This reflects our projected unutilized borrowing fee at 0.25% assuming no additional borrowing through the maturity date of December 23, 2023.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has an initial noncancellable term of 10.3 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note - 3 - Leases”. Annual rent expense, excluding operating expenses, is expected to be approximately $0.5 million during the initial term.

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of March 31, 2022, the Company had commitments to fund properties under development totaling $20.9 million, all of which is expected to be funded over the next 12 months.

Credit Facility

In December 2019, the Company entered into the Credit Facility which consisted of (i) the $175.0 million Term Loan and (ii) the $250.0 million Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is the administrative agent under the Credit Facility (the “Administrative Agent”).

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

Historical Cash Flow Information

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	8,954	4,270
Investing activities	(133,708)	(90,022)
Financing activities	121,838	6,825

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $4.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $6.7 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $43.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to acquisitions, including an investment in a mortgage loan receivable of $40.4 million. The remaining increase is related primarily to acquisition and development activity, which increased $4.9 million compared to the prior period, offset by $2.3 million more of proceeds received from the sale of assets.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $115.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributed to issuances of common stock in connection with our ATM Program and physical settlement of our common stock under the forward sale agreements, for combined net proceeds of $75.5 million. Additionally, we paid $3.0 million more of dividends and distributions during the three months ended March 31, 2022. Lastly, we net borrowed $43.0 million more under the Revolver during the three months ended March 31, 2022 than the prior period.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2022 to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During three months ended March 31, 2022 and 2021, the Company recognized franchise and other state and local tax expenses in general and administrative expense and recognized state and federal income tax expense in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

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

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent and non-cash compensation expense (“Adjusted EBITDAre”), net operating income (“NOI”) and cash net operating income (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

FFO, Core FFO and AFFO

The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as FFO. Our FFO is net income in accordance with GAAP, excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property.

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. Historically, these have included gains from forfeited earnest money deposits, non-recurring public company costs, and gains from insurance proceeds.

AFFO is a non-GAAP financial measure defined as Core FFO adjusted for GAAP net income related to non-cash revenues and expenses, such as straight-line rent, amortization of above- and below-market lease-related intangibles, amortization of lease incentives, capitalized interest expense, non-cash compensation expense, and amortization of deferred financing and amortization of loan origination costs.

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

We further consider FFO, Core FFO and AFFO to be useful in determining funds available for payment of distributions. FFO, Core FFO and AFFO do not represent net income or cash flows from operations as defined by GAAP. You should not consider FFO, Core FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance nor should you consider FFO, Core FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.

FFO, Core FFO and AFFO do not measure whether cash flow is sufficient to fund our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO, Core FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO, Core FFO and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO, Core FFO and AFFO.

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$1,966	$741
Depreciation and amortization of real estate	10,862	5,852
Provision for impairment	—	69
Gain on sales of real estate, net	(161)	—
FFO	12,667	6,662
Adjustments:
Gain on insurance proceeds	—	—
Core FFO	12,667	6,662
Adjustments:
Straight-line rent adjustments	(526)	(240)
Amortization of deferred financing costs	157	157
Amortization of loan origination costs	13	—
Amortization of above/below market lease intangibles	(283)	(190)
Amortization of lease incentives	118	—
Capitalized interest expense	(56)	—
Non-cash compensation expense	1,045	557
AFFO	$13,135	$6,946

EBITDA, EBITDAre and Adjusted EBITDAre

We compute EBITDA as earnings before interest expense, income tax expense, and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and impairment charges on depreciable real property.

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent and non-cash compensation expense.

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$1,966	$741
Depreciation and amortization of real estate	10,862	5,852
Amortization of above/below market lease intangibles	(283)	(190)
Amortization of lease incentives	118	—
Non-real estate depreciation and amortization	117	77
Interest expense, net	1,169	905
Income tax expense	91	50
Amortization of loan origination costs	13	—
EBITDA	14,053	7,435
Adjustments:
Provision for impairments	—	69
Gain on sales of real estate, net	(161)	—
EBITDAre	13,892	7,504
Adjustments:
Straight-line rent adjustments	(526)	(240)
Non-cash compensation expense	1,045	557
Adjusted EBITDAre	$14,411	$7,821

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, depreciation and amortization, gains (or losses) from the sales of depreciable property, impairment charges on depreciable real property, transaction costs, and other income (or expense). We further adjust NOI for non-cash components of straight-line rent and amortization of lease intangibles and lease incentives to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$1,966	$741
General and administrative	4,190	3,137
Depreciation and amortization	10,980	5,929
Provisions for impairment	—	69
Transaction costs	165	151
Interest expense, net	1,169	905
Gain on sales of real estate, net	(161)	—
Income tax expense	91	50
Interest income on mortgage loan receivable	(411)	—
NOI	17,989	10,982
Straight-line rent adjustments	(526)	(240)
Amortization of above/below market lease intangibles	(283)	(190)
Amortization of lease incentives	118	—
Cash NOI	$17,298	$10,552

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of March 31, 2022, we had total indebtedness of $175.0 million under the Term Loan and $120.0 million of borrowings under the Revolver, both of which are floating rate debt with a variable interest rate. For the three months ended March 31, 2022, we had average daily outstanding borrowings on our Revolver of $118.8 million.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15%. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2022, which assumes a 1% adverse change in the interest rate as of March 31, 2022, the estimated market risk exposure for the Revolver was less than $1.2 million.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators have encouraged banks to discontinue new LIBOR debt issuances prior to December 31, 2021.

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

Off-Balance Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.2	Articles of Amendment of NETSTREIT Corp. (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.3	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

10.1*†	Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Post-Initial Public Offering Employee Restricted Stock Unit Grant Agreement.

10.2*†	Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (Alignment of Interest Program) Restricted Stock Unit Grant Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSTREIT Corp.

April 28, 2022	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 28, 2022	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

April 28, 2022	/s/ PATRICIA MCBRATNEY
Date	Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)