Form 10-Q
period 2022-06-30
NETSTREIT Corp.
filed 2022-07-28
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 26, 2022 was 50,341,288.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Real estate, at cost:
Land	$349,586	$299,935
Buildings and improvements	771,619	626,457
Total real estate, at cost	1,121,205	926,392
Less accumulated depreciation	(45,045)	(30,669)
Property under development	12,799	17,896
Real estate held for investment, net	1,088,959	913,619
Assets held for sale	2,475	2,096
Mortgage loan receivables, net	46,435	—
Cash, cash equivalents and restricted cash	19,850	7,603
Lease intangible assets, net	139,532	124,772
Other assets, net	72,335	20,351
Total assets	$1,369,586	$1,068,441
Liabilities and equity
Liabilities:
Term loan, net	$174,442	$174,330
Revolving credit facility	237,000	64,000
Lease intangible liabilities, net	28,210	23,316
Liabilities related to assets held for sale	12	—
Accounts payable, accrued expenses and other liabilities	20,070	16,980
Total liabilities	459,734	278,626
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 50,341,288 and 44,223,050 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	503	442
Additional paid-in capital	938,043	809,724
Distributions in excess of retained earnings	(49,943)	(35,119)
Accumulated other comprehensive income	11,581	4,123
Total stockholders’ equity	900,184	779,170
Noncontrolling interests	9,668	10,645
Total equity	909,852	789,815
Total liabilities and equity	$1,369,586	$1,068,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental revenue (including reimbursable)	$22,048	$13,798	$42,970	$25,730
Interest income on mortgage loan receivables	586	—	997	—
Total revenues	22,634	13,798	43,967	25,730
Operating expenses
Property	2,685	1,315	5,617	2,265
General and administrative	4,865	3,991	9,057	7,127
Depreciation and amortization	11,751	7,075	22,730	13,004
Provisions for impairment	1,114	3,469	1,114	3,539
Transaction costs	488	181	653	332
Total operating expenses	20,903	16,031	39,171	26,267
Other income (expense)
Interest expense, net	(1,522)	(894)	(2,691)	(1,799)
Gain on sales of real estate, net	1,858	497	2,019	497
Other income	36	—	36	—
Total other income (expense), net	372	(397)	(636)	(1,302)
Net income (loss) before income taxes	2,103	(2,630)	4,160	(1,839)
Income tax expense	(93)	—	(184)	(50)
Net income (loss)	2,010	(2,630)	3,976	(1,889)
Net income (loss) attributable to noncontrolling interests	23	(94)	47	(54)
Net income (loss) attributable to common stockholders	$1,987	$(2,536)	$3,929	$(1,835)
Amounts available to common stockholders per common share:
Basic	$0.04	$(0.07)	$0.08	$(0.06)
Diluted	$0.04	$(0.07)	$0.08	$(0.06)
Weighted average common shares:
Basic	48,140,041	38,018,588	46,279,122	33,236,262
Diluted	48,951,833	38,018,588	47,277,468	33,236,262
Other comprehensive income (loss):
Net income (loss)	$2,010	$(2,630)	$3,976	$(1,889)
Change in value on derivatives, net	1,338	(265)	7,549	2,058
Total comprehensive income (loss)	$3,348	$(2,895)	$11,525	$169
Comprehensive income (loss) attributable to noncontrolling interests	38	(106)	138	58
Comprehensive income (loss) attributable to common stockholders	$3,310	$(2,789)	$11,387	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offering, net of issuance costs	3,604,736	36	75,461	—	—	75,497	—	75,497
OP Units converted to common stock	25,629	—	484	—	—	484	(484)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(8,888)	—	(8,888)	(109)	(8,997)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	85,224	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(16,651)	—	(362)	—	—	(362)	—	(362)
Stock-based compensation, net	—	—	1,045	—	—	1,045	—	1,045
Other comprehensive income	—	—	—	—	6,135	6,135	76	6,211
Net income	—	—	—	1,942	—	1,942	24	1,966
Balance at March 31, 2022	47,921,988	$479	$886,351	$(42,193)	$10,258	$854,895	$10,152	$865,047
Issuance of common stock in public offering, net of issuance costs	2,397,035	24	49,976	—	—	50,000	—	50,000
OP Units converted to common stock	22,265	—	418	—	—	418	(418)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(9,588)	—	(9,588)	(104)	(9,692)
Dividends declared on restricted stock, net	—	—	—	(149)	—	(149)	—	(149)
Stock-based compensation, net	—	—	1,298	—	—	1,298	—	1,298
Other comprehensive income	—	—	—	—	1,323	1,323	15	1,338
Net income	—	—	—	1,987	—	1,987	23	2,010
Balance at June 30, 2022	50,341,288	$503	$938,043	$(49,943)	$11,581	$900,184	$9,668	$909,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
OP Units converted to common stock	253,344	3	4,920	—	—	4,923	(4,923)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(5,687)	—	(5,687)	(307)	(5,994)
Dividends declared on restricted stock	—	—	—	(132)	—	(132)	—	(132)
Vesting of restricted stock units	15,190	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,962)	—	(90)	—	—	(90)	—	(90)
Stock-based compensation	—	—	557	—	—	557	—	557
Other comprehensive income	—	—	—	—	2,199	2,199	124	2,323
Net income	—	—	—	701	—	701	40	741
Balance at March 31, 2021	28,467,117	$285	$506,432	$(12,582)	$2,434	$496,569	$28,909	$525,478
Issuance of common stock in public offering, net of issuance costs	10,915,688	109	194,052	—	—	194,161	—	194,161
OP Units converted to common stock	143,173	1	2,744	—	—	2,745	(2,745)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(7,890)	—	(7,890)	(287)	(8,177)
Dividends declared on restricted stock	—	—	—	(132)	—	(132)	—	(132)
Stock-based compensation	—	—	1,041	—	—	1,041	—	1,041
Other comprehensive loss	—	—	—	—	(253)	(253)	(12)	(265)
Net loss	—	—	—	(2,536)	—	(2,536)	(94)	(2,630)
Balance at June 30, 2021	39,525,978	$395	$704,269	$(23,140)	$2,181	$683,705	$25,771	$709,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,976	$(1,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,730	13,004
Amortization of deferred financing costs	314	314
Noncash revenue adjustments	(1,427)	(886)
Stock-based compensation expense	2,344	1,598
Gain on sales of real estate, net	(2,019)	(497)
Provisions for impairment	1,114	3,539
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(3,325)	(1,366)
Accounts payable, accrued expenses and other liabilities	(1,057)	166
Lease incentive payments	(400)	(225)
Net cash provided by operating activities	22,250	13,758
Cash flows from investing activities
Acquisitions of real estate	(207,289)	(205,167)
Real estate development and improvements	(8,016)	(5,647)
Investment in mortgage loan receivables	(46,466)	—
Earnest money deposits	(39,659)	349
Purchase of computer equipment and other corporate assets	—	(10)
Proceeds from sale of real estate	12,177	12,319
Net cash used in investing activities	(289,253)	(198,156)
Cash flows from financing activities
Issuance of common stock in public offerings, net	125,497	194,161
Payment of common stock dividends	(18,476)	(13,577)
Payment of OP unit distributions	(213)	(594)
Payment of restricted stock dividends	(106)	(5)
Proceeds under revolving credit facility	245,000	13,000
Repayments under revolving credit facility	(72,000)	(13,000)
Proceeds under property development incentives	605	—
Repurchase of common stock for tax withholding obligations	(363)	(90)
Deferred offering costs	(694)	—
Net cash provided by financing activities	279,250	179,895
Net change in cash, cash equivalents and restricted cash	12,247	(4,503)
Cash, cash equivalents and restricted cash at beginning of the period	7,603	92,643
Cash, cash equivalents and restricted cash at end of the period	$19,850	$88,140

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,345	$1,352
Cash paid for income taxes	$45	$—
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$277	$264
Cash flow hedge change in fair value	$7,549	$2,058
Accrued capital expenditures and real estate development and improvement costs	$2,848	$—
Accrued lease incentives	$500	$—

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of June 30, 2022, the Company owned or had investments in 384 properties, located in 42 states.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests.

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2021, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the full year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 and instability in macroeconomic conditions will have on the global economy and the Company’s business makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and instability in macroeconomic conditions. Actual results could differ from those estimates.

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

Total depreciation and amortization expense was $11.8 million and $7.1 million during the three months ended June 30, 2022 and 2021, respectively. Total depreciation and amortization expense was $22.7 million and $13.0 million during the six months ended June 30, 2022 and 2021, respectively.

Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $7.9 million and $4.9 million during the three months ended June 30, 2022 and 2021, respectively. Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $15.3 million and $9.0 million during the six months ended June 30, 2022 and 2021, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commission costs were $3.8 million and $2.2 million during the three months ended June 30, 2022 and 2021, respectively. Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commission costs were $7.4 million and $4.0 million during the six months ended June 30, 2022 and 2021, respectively.
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

Assets Held for Sale

Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the interim period ended June 30, 2022 or held for sale as discontinued operations as of June 30, 2022, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of June 30, 2022 and December 31, 2021, there were two and one properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total provision for impairment	$1,114	$3,469	$1,114	$3,539
Number of properties: (1)
Classified as held for sale	—	2	—	2
Disposed within the period	1	—	1	1

(1)     Includes the number of properties that were impaired and classified as held for sale as of year-end or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. The Company had no restricted cash as of June 30, 2022 or December 31, 2021.

The Company’s bank balances as of June 30, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of June 30, 2022 and December 31, 2021, the Company had an immaterial reserve for uncollectible amounts specific to uncharged reimbursable expenses.

Mortgage Loan Receivables

The Company holds loan receivables, which are mortgage loans secured by real estate, for long-term investment. Loan receivables are carried at amortized cost.

The Company recognizes interest income on loan receivables using the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. The Company evaluates its loan receivable balances, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. A loan receivable is placed on nonaccrual status when management determines that full recovery of the contractually specified payments of principal and interest is doubtful.

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

Transaction Costs

Transaction costs were $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and represent acquisition related expenses, including costs associated with abandoned acquisitions. Transaction costs were $0.7 million and $0.3 million for the six months ended June, 30, 2022 and 2021.

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

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax on the condensed consolidated statements of operations and comprehensive income (loss). The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years and periods presented. Additionally, there were no material accruals for interest or penalties as of June 30, 2022 and December 31, 2021.

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

The Company uses the following inputs in its fair value measurements:

–Level 2 inputs for its debt and derivative financial instrument fair value disclosures. See “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments,” respectively; and

–Level 2 and Level 3 inputs when assessing the fair value of assets and liabilities in connection with real estate acquisitions and impairment. See “Note 4 – Real Estate Investments.”

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the three and six months ended June 30, 2022 and 2021 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk with respect to cash held at various financial institutions, access to its Credit Facility, amounts due under the mortgage loan receivables, and amounts due or payable under derivative contracts. The credit risk exposure with regard to the Company’s cash, credit facilities, and derivative instruments is spread among a diversified group of investment grade financial institutions.

During the three and six months ended June 30, 2022 and 2021, there were no tenants with rental revenue that exceeded 10% of total rental revenue.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 “Topic 848: Reference Rate Reform.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. On July 1, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-Bank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company determined these elections have not materially impacted the Company's condensed consolidated financial statements. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of June 30, 2022, the Company had 381 single-tenant retail net leases spanning 42 states, with 75 different tenants represented across 24 retail sectors. As of June 30, 2022, the remaining terms of leases range from 1-21 years, with weighted average lease term of 9.5 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income (loss) and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the three and six months ended June 30, 2022 and 2021.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenue
Fixed lease income (1)	$19,653	$12,497	$37,721	$23,450
Variable lease income (2)	2,229	1,067	4,918	1,856
Other rental revenue:
Above/below market lease amortization, net	294	237	577	427
Lease incentives	(128)	(3)	(246)	(3)
Rental revenue (including reimbursable)	$22,048	$13,798	$42,970	$25,730

(1)     Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2022 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2022	$41,095
2023	82,788
2024	83,410
2025	82,937
2026	80,049
Thereafter	441,098
$811,377

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 10.1 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the lease expense components for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$135	$—	$270	$—
Variable lease cost	$7	$—	$10	$—

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of June 30, 2022, the right-of-use asset and operating lease liability were $4.4 million and $5.5 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of June 30, 2022 (in thousands):

Future Minimum Lease Payments
Remainder of 2022	$141
2023	533
2024	617
2025	636
2026	653
Thereafter	3,982
Total lease payments	6,562
Less: amount representing interest (1)	(1,046)
Present value of operating lease liabilities	$5,516

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of June 30, 2022, the Company owned or had investments in 384 properties, including six properties currently under development. The gross real estate investment portfolio, including properties under development, totaled approximately $1.3 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 42 states with gross real estate investments in Texas and Illinois representing 10.0% and 9.5%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the six months ended June 30, 2022, the Company acquired 56 properties for a total purchase price of $207.3 million, inclusive of $1.9 million of capitalized acquisition costs. During the six months ended June 30, 2021, the Company acquired 66 properties for a total purchase price of $205.2 million, inclusive of $2.3 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Land	$49,073	$49,634
Buildings	127,770	112,637
Site improvements	11,852	15,473
Tenant improvements	2,176	3,242
In-place lease intangible assets	22,405	23,710
Above-market lease intangible assets	353	6,487
Assumed receivables	—	44
	213,629	211,227
Liabilities assumed
Below-market lease intangible liabilities	(6,316)	(6,060)
Accounts payable, accrued expense and other liabilities	(24)	—
Purchase price (including acquisition costs)	$207,289	$205,167

Development

As of June 30, 2022, the Company had six property developments under construction. During the six months ended June, 30, 2022, the Company invested $9.6 million in property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. During this period, the Company completed development on four projects and reclassified approximately $14.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. The remaining six developments in progress are expected to be substantially completed with rent commencing at various points throughout 2022. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2022.

Additionally, during the first six months of 2022 and 2021, the Company capitalized less than $0.1 million of interest expense associated with properties under development.

During the six months ended June, 30, 2021, the Company invested a total of $1.9 million in a development project in Yuma, Arizona. The Company exercised its non-binding purchase option to acquire the property upon completion in 2022 and rent commenced in the second quarter of 2022. This amount, and subsequent development costs, were included in property under development in the accompanying condensed consolidated balance sheets as of December 31, 2021.

During the six months ended June, 30, 2021, the Company also invested a total of $3.4 million, including the purchase price of $3.2 million, in two properties in Fond Du Lac, Wisconsin. Upon acquisition, the Company commenced development of two build-to-suit projects, one of which was completed during the fourth quarter of 2021 and the other in the second quarter of 2022. Rent commenced for both of these developments in 2022. The purchase price, including acquisitions costs, and subsequent development costs are included in property under development in the accompanying condensed consolidated balance sheets as of December 31, 2021.

Dispositions

During the three months ended June 30, 2022, the Company sold two properties for a total sales price, net of disposal costs, of $9.9 million, recognizing a gain of $1.9 million on the sales. During the six months ended June, 30, 2022, the Company sold three properties for a total sales price, net of disposal costs, of $12.2 million, recognizing a gain of $2.0 million on the sales.

During the three and six months ended June, 30, 2021, the Company sold five properties for a total sales price, net of disposal costs, of $12.3 million, recognizing a gain of $0.5 on the sales.

Investment in Mortgage Loan Receivables

On January 26, 2022, the Company executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however the Company has the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loan receivables, net in the accompanying condensed consolidated balance sheets as of June 30, 2022.

On June 30, 2022, the Company executed a fully collateralized $6.0 million loan receivable with a stated interest rate of 6.5%. The scheduled maturity date is June 30, 2023, however the Company has the right, subject to certain terms and conditions, to purchase the underlying collateralized properties. The loan receivable is collateralized by real estate that is leased by two separate tenants, one of which is an investment grade profile tenant. The funds provided under the loan, in addition to loan origination costs of less than $0.1 million, are included in loan receivables, net in the accompanying condensed consolidated balance sheets as of June 30, 2022.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$138,343	$(20,375)	$117,968	$116,368	$(13,408)	$102,960
Above-market leases	17,700	(2,177)	15,523	17,348	(1,516)	15,832
Assembled workforce	873	(739)	134	873	(592)	281
Lease incentives	6,243	(336)	5,907	5,821	(122)	5,699
Total Intangible assets	$163,159	$(23,627)	$139,532	$140,410	$(15,638)	$124,772

Liabilities:
Below-market leases	$32,217	$(4,007)	$28,210	$26,185	$(2,869)	$23,316

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2022 and as of December 31, 2021 by category were as follows:

	Years Remaining
	June 30, 2022	December 31, 2021
In-place leases	7.3	9.7
Above-market leases	11.5	12.8
Below-market leases	9.9	12.3
Assembled workforce	0.5	1.0
Lease incentives	10.7	12.7

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization:
Amortization of in-place leases	$3,734	$2,133	$7,288	$3,852
Amortization of assembled workforce	73	73	147	147
	$3,807	$2,206	$7,435	$3,999

Net adjustment to rental revenue:
Above-market lease assets	(333)	(194)	(660)	(377)
Below-market lease liabilities	627	431	1,237	803
Lease incentives	(128)	(3)	(246)	(3)
	$166	$234	$331	$423
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of June 30, 2022, for the next five years and thereafter (in thousands):

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
In-place leases	$9,343	$14,993	$14,198	$13,846	$12,642	$52,946	$117,968
Assembled workforce	134	—	—	—	—	—	134
Amortization expense	$9,477	$14,993	$14,198	$13,846	$12,642	$52,946	$118,102

Above-market lease assets	(789)	(1,353)	(1,349)	(1,348)	(1,347)	(9,337)	(15,523)
Below-market lease liabilities	1,650	2,791	2,733	2,711	2,598	15,727	28,210
Lease incentives	(337)	(589)	(589)	(589)	(589)	(3,214)	(5,907)
Net adjustment to rental revenue	$524	$849	$795	$774	$662	$3,176	$6,780

Note 6 – Debt

Debt consists of the following (in thousands):

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Term Loan (1)	December 23, 2024	1.36%	$175,000	$175,000
Revolver (2)	December 23, 2023	2.76%	237,000	64,000
Total debt			412,000	239,000
Unamortized discount and debt issuance costs			(558)	(670)
Unamortized deferred financing costs, net (3)			(595)	(796)
Total debt, net			$410,847	$237,534
(1) Interest rate includes the effect of a variable interest rate that has been swapped to a fixed interest rate.
(2) The annual interest rate of the Revolver assumes one-month LIBOR as of June 30, 2022 of 1.56%. Additionally, the Revolver may be extended up to one year.
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

Effective September 28, 2020, the Company entered into an interest rate derivative contract to fix the base interest rate (one-month LIBOR) on the Term Loan. The total interest rate includes the fixed base interest rate of 0.21% plus a leverage-based margin of 1.15%. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

Deferred financing, discount, and debt issuance costs are being amortized over the remaining terms of each respective loan. Total costs amortized on the Term Loan and Revolver were $0.2 million each for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million each for the six months ended June, 30, 2022 and 2021, respectively. This is included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

For the three months ended June 30, 2022 and 2021, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of the interest rate hedge, of 1.94% and 1.30%, respectively. For the six months ended June, 30, 2022 and 2021, the Term Loan had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of the interest rate hedge, of 1.63% and 1.28%, respectively.

The Company incurred interest expense in connection with the Term Loan for both the three and six months ended June 30, 2022 and 2021 of $0.6 million and incurred $1.2 million, respectively.

The estimated fair value of the Company’s Term Loan has been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the Term Loan as of June 30, 2022 and December 31, 2021.

During the three months ended June 30, 2022 and 2021, the Company incurred interest expenses, exclusive of facility fees for unused capacity, on borrowings under the Revolver of $0.8 million and less than $0.1 million, respectively, with a weighted average interest rate, exclusive of amortization of deferred financing costs of 2.08% and 0.33%, respectively. During the six months ended June, 30, 2022 and 2021, the Company incurred interest expenses, exclusive of facility fees for unused capacity, on borrowings under the Revolver of $1.2 million and less than $0.1 million, respectively, with a weighted average interest rate, exclusive of amortization of deferred financing costs of 1.78% and 1.24%, respectively. As of June 30, 2022 and December 31, 2021, the Company had $237.0 million and $64.0 million in borrowings under the Revolver, respectively. The Company also incurred interest expense in connection with unused capacity for the three months ended June 30, 2022 and 2021 of less than $0.1 million and $0.2 million, respectively and $0.1 million and $0.3 million for the six months ended June, 30, 2022 and 2021, respectively.

During the three and six months ended June, 30, 2022 and 2021, the Company capitalized less than $0.1 million of interest expense associated with properties under development.

The Company was in compliance with all of its debt covenants as of June 30, 2022 and expects to be in compliance for the following twelve-month period.

Debt Maturity

Payments on the Term Loan are interest only through maturity. All outstanding amounts on the Term Loan and Revolver are due on December 23, 2024 and December 23, 2023, respectively. The Revolver may be extended up to one year.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Effective September 28, 2020, such derivatives were initiated to hedge the variable cash flows associated with Term Loan. Accordingly, the interest rate for the variable rate Term Loan is based on the hedged fixed rate (one-month) of 0.21% compared to the variable Term Loan one-month LIBOR rate as of June 30, 2022 of 1.06%, plus a margin of 1.15%. The maturity date of the interest rate swaps coincide with the maturity date of the Term Loan.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate swaps	4	4	$175,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$11,857	$4,310

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
For the Three Months Ended June 30
Interest Rate Products	$1,591	$(311)	Interest expense, net	$253	$(45)

For the Six Months Ended June 30
Interest Rate Products	$7,779	$1,979	Interest expense, net	$230	$(79)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and six months ended June 30, 2022 and 2021. During the next twelve months, the Company estimates that an additional $5.1 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of June 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2022
Derivative assets	$—	$11,857	$—	$11,857

December 31, 2021
Derivative assets	—	4,310	—	4,310

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net	$5,489	$2,801
Deferred rent receivable	3,390	2,263
Prepaid assets	1,654	1,473
Earnest money deposits	41,142	853
Fair value of interest rate swaps	11,857	4,309
Deferred offering costs	626	615
Deferred financing costs, net	595	796
Right-of-use asset	4,399	4,581
Leasehold improvements and other corporate assets, net	2,128	1,657
Interest receivable	202	—
Other assets, net	853	1,003
	$72,335	$20,351

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses	$6,772	$6,254
Accrued bonus	826	1,742
Prepaid rent	2,532	1,918
Operating lease liability	5,516	5,442
Accounts payable	1,981	419
Tenant allowances payable	1,825	—
Other liabilities	618	1,205
	$20,070	$16,980

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

On January 13, 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 10, 2023. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances. As of June 30, 2022, there were 4,512,003 shares unsettled under forward sale agreements.

On June 23, 2022, the Company settled 2,397,035 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the offering of $50.0 million, net of underwriting discounts and offering costs of $3.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,397,035 Class A OP Units.

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

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. For the six months ended June, 30, 2022, the Company issued 163,774 shares of common stock at a weighted average price of $22.08 per share in connection with the ATM Program for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 163,774 Class A OP Units.

During the six months ended June, 30, 2022, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender 17 thousand RSUs valued at approximately $0.4 million, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of shares of common stock” on the condensed consolidated statements of cash flows.

Dividends

During the six months ended June 30, 2022, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.20	June 1, 2022	$9,588	June 15, 2022
	$0.40		$18,476

The holders of OP Units are entitled to an equal distribution per Class A OP Unit and Class B OP Unit held as of each record date. Accordingly, during the six months ended June, 30, 2022 and 2021 the Operating Partnership paid distributions of $0.2 million and $0.6 million, respectively, to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2022 and December 31, 2021, noncontrolling interests represented 1.0% and 1.3%, respectively of OP Units. During the three months ended June 30, 2022 and 2021, OP Unit holders redeemed 22,265 and 143,173 OP units, respectively, into shares of common stock on a one-for-one basis. During the six months ended June, 30, 2022 and 2021, OP Unit holders redeemed 47,894 and 396,517 OP units, respectively, into shares of common stock on a one-for-one basis.

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

As of June 30, 2022, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.3 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense was $2.3 million and $1.6 million for the six months ended June, 30, 2022 and 2021, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Performance-Based RSUs (effectiveness of shelf registration)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no restricted stock units had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to three years.

The following table summarizes performance-based restricted stock unit activity for the period ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	157,380	$19.75
Vested during the period	(15,190)	19.75
Unvested restricted stock grants outstanding as of June 30, 2022	142,190	$19.75

For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.4 million, respectively, in stock-based compensation expense associated with performance-based restricted stock units. As of June 30, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $1.0 million and $1.3 million, respectively and as of June 30, 2022, these awards are expected to be recognized over a remaining weighted average period of 1.8 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based restricted stock unit activity for the period ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	295,207	$17.84
Granted during the period	148,913	22.09
Forfeited during the period	(12,082)	18.62
Vested during the period	(70,034)	17.47
Unvested restricted stock grants outstanding as of June 30, 2022	362,004	$19.63

For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.2 million, respectively, in stock-based compensation expense associated with service-based restricted stock units. As of June 30, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $5.3 million and $4.1 million, respectively, and as of June 30, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.5 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service based unvested restricted units is calculated as the per share price determined in the initial public offering for awards granted in 2020 and as the per share price of the Company’s stock on the date of grant for those granted in 2021.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based restricted stock unit grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of 32 peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through March 8, 2024 and February 28, 2025. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the calculation were expected volatility of the Company of 36.3% and expected volatility of the Company's peers, ranging from 28.7% to 95.3%, with an average volatility of 46.6% and a risk-free interest rate of 1.61%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $26.13 and the target absolute TSR was $20.42 for a weighted average grant date fair value of $22.38 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes market-based restricted stock unit activity for the period ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	134,467	$17.77
Granted during the period	106,645	22.38
Forfeited during the period	(1,722)	17.77
Vested during the period	—	—
Unvested restricted stock grants outstanding as of June 30, 2022	239,390	$19.82

For the three and six months ended June 30, 2022, the Company recognized $0.4 million and $0.6 million, respectively, in stock-based compensation expense associated market-based restricted stock units. As of June 30, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $3.4 million and $1.8 million, respectively, and as of June 30, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.3 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise by classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2022 under the Program was approximately $0.9 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three and six months ended June 30, 2022, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service based RSUs above.

Note 11 – Earnings Per Share

Net income (loss) per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$2,010	$(2,630)	$3,976	$(1,889)
Net (income) attributable to noncontrolling interest	(23)	94	(47)	54
Net income (loss) attributable to common shares, basic	1,987	(2,536)	3,929	(1,835)
Net (income) attributable to noncontrolling interest	(23)	94	(47)	54
Net income (loss) attributable to common shares, diluted	$2,010	$(2,630)	$3,976	$(1,889)

Denominator:
Weighted average common shares outstanding, basic	48,140,041	38,018,588	46,279,122	33,236,262
Effect of dilutive shares for diluted net income per common share:
OP Units	527,539	—	539,054	—
Unvested RSUs	235,295	—	264,784	—
Unsettled shares under open forward equity contracts	48,958	—	194,508	—
Weighted average common shares outstanding, diluted	48,951,833	38,018,588	47,277,468	33,236,262

Net income (loss) available to common stockholders per common share, basic	$0.04	$(0.07)	$0.08	$(0.06)
Net income (loss) available to common stockholders per common share, diluted	$0.04	$(0.07)	$0.08	$(0.06)

For the three and six months ended June, 30, 2021, diluted net income (loss) per common share does not assume the conversion of OP Units or unvested RSUs as such conversion would be antidilutive.

For the three months ended June 30, 2021 diluted net income (loss) per common share does not assume the conversion of 1,438,969 OP Units or 332,781 unvested RSUs.

For the six months ended June 30, 2021 diluted net income (loss) per common share does not assume the conversion of 1,527,160 OP Units or 210,370 unvested RSUs.

As of June 30, 2022 and December 31, 2021, there were 514,890 and 562,784 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. Additionally, as of June 30, 2022, the Company had commitments to fund six properties under development totaling $19.1 million which is expected to be funded over the next six months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 10.1 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of June 30, 2022, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Effective with the commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC, which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. For the three and six months ended June 30, 2021, the Company incurred less than $0.1 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to June 30, 2022 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On July 26, 2022, the Company's Board of Directors declared a cash dividend of $0.20 per share for the third quarter of 2022 which will be paid on September 15, 2022 to shareholders of record on September 1, 2022.

Revolver Activity

In July 2022, the Company repaid $10.0 million under the Revolver.

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

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q. New risks and uncertainties may arise over time and it is not possible for us to predict those events or how they may affect us. Many of the risks identified have been and will continue to be heightened as a result of the ongoing numerous adverse effects arising from the novel coronavirus and instability in macroeconomic conditions. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 381 single-tenant retail net leases spanning 42 states, with 75 different tenants represented across 24 retail sectors. Our portfolio generates ABR(1) of $84.2 million and is 100% occupied, with a weighted average lease term (“WALT”) of 9.5 years and consisting of approximately 65% and 16% of investment grade tenants and investment grade profile tenants, respectively, by ABR, which we believe provides us with a strong, stable source of recurring cash flow. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles.

COVID-19

We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including new variants of the virus. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements included herein. The Company’s operations and cash flows for the three and six months ended June 30, 2022 and 2021 were not materially impacted by COVID-19.

(1)Annualized base rent, or ABR, is calculated by multiplying (i) cash rental payments (a) for the month ended June 30, 2022 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of June 30, 2022, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

Financing Activities

On January 13, 2022, we completed a registered public offering of 10,350,000 shares of common stock at a public offering price of $22.25 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 10, 2023. We may also elect to cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances.

On June 23, 2022, we settled 2,397,035 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. We received net proceeds from the offering of $50.0 million, net of underwriting discounts and offering costs of $3.3 million.

On March 30, 2022, we settled 3,440,962 shares of common stock at a price of $22.25 per share in connection with the forward sale agreements. We received net proceeds from the offering of $72.0 million, net of underwriting discounts and offering costs of $4.6 million.

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. During the first two quarters of 2022, we issued 163,774 shares of common stock at a weighted average price of $22.08 per share in connection with the ATM Program for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million.

Results of Operations

Overall

The Company continued to grow its assets held for investment during the first half of 2022 by increasing its property portfolio from 328 properties as of December 31, 2021 to 384 properties as of the end of June 30, 2022. This includes six real estate development projects owned by the Company and two properties fully collateralized by an investment in mortgage loan receivables. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $122.0 million, the issuance of common stock under the ATM Program in an amount of $3.5 million, and net borrowings of $173.0 million on our Revolver during the six months ended June, 30, 2022.

Acquisitions

During the three months ended June 30, 2022, we acquired 22 properties for a total purchase price of $117.3 million, including $0.7 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 11 states with a WALT of approximately 10.9 years. The underwritten weighted-average capitalization rate on the Company’s second quarter acquisitions was approximately 6.7%.

During the six months ended June, 30, 2022, we acquired 56 properties for a total purchase price of $207.3 million million, including $1.9 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 24 states with a WALT of approximately 9.8 years. The underwritten weighted-average capitalization rate on the Company’s year-to-date acquisitions was approximately 6.5%.

Development

During the three months ended June 30, 2022, we invested $4.6 million in our property developments and completed three developments projects, reclassifying approximately $9.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets.

During the six months ended June, 30, 2022, we invested $9.6 million in our property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. During the six months ended June, 30, 2022, we completed development on four projects and reclassified approximately $14.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets.

The remaining six developments are expected to be substantially completed with rent commencing at various points throughout 2022. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets of June 30, 2022.

Dispositions

During the three months ended June 30, 2022, we sold two properties for a total sales price, net of disposal costs, of $9.9 million, recognizing a gain of $1.9 million on the sales. During the six months ended June, 30, 2022, we sold three properties for a total sales price, net of disposal costs, of $12.2 million, recognizing a gain of $2.0 million on the sales.

Investment in Mortgage Loan Receivables

On January 26, 2022, we executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however we have the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loan receivables, net in the accompanying condensed consolidated balance sheets as of June 30, 2022.

On June 30, 2022, we executed a fully collateralized $6.0 million loan receivable with a stated interest rate of 6.5%. The scheduled maturity date is June 30, 2023, however the Company has the right, subject to certain terms and conditions, to purchase the underlying collateralized properties. The loan receivable is collateralized by real estate that is leased by two separate tenants, one of which is an investment grade profile tenant. The funds provided under the loan, in addition to loan origination costs of less than $0.1 million, are included in loan receivables, net in the accompanying condensed consolidated balance sheets as of June 30, 2022.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$22,048	$13,798
Interest income on mortgage loan receivables	586	—
Total revenues	22,634	13,798
Operating expenses
Property	2,685	1,315
General and administrative	4,865	3,991
Depreciation and amortization	11,751	7,075
Provisions for impairment	1,114	3,469
Transaction costs	488	181
Total operating expenses	20,903	16,031
Other income (expense)
Interest expense, net	(1,522)	(894)
Gain on sales of real estate, net	1,858	497
Other income	36	—
Total other income (expense), net	372	(397)
Net income (loss) before income taxes	2,103	(2,630)
Income tax expense	(93)	—
Net income (loss)	$2,010	$(2,630)

Revenue. Revenue for the three months ended June 30, 2022 increased by $8.8 million to $22.6 million from $13.8 million for the three months ended June 30, 2021. This is primarily due to an increase in the real estate portfolio from 203 operating properties as of January 1, 2021 to 376 operating properties as of June 30, 2022. The increase includes an increase in cash rental receipts of $6.9 million, combined with net increases of property expense reimbursements of $1.2 million, of which $0.6 million was related to tax reimbursements and $0.5 million was related to reimbursable maintenance expenses, and an increase of $0.6 million related to interest income on mortgage loan receivables.

Total Operating Expenses. Total expenses increased by $4.9 million to $20.9 million for the three months ended June 30, 2022 as compared to $16.0 million for the three months ended June 30, 2021. The increase in operating expenses is primarily attributed to the increase in the number of operating properties with the most significant increases being depreciation and amortization expense, property-specific reimbursable expenses, stock-based compensation, and other general and administrative expenses associated with our growth, offset by fewer provisions for impairment. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.4 million to $2.7 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021. The increase is primarily attributed to the increase in the real estate portfolio from 203 to 376 operating properties. The largest increases are from reimbursable property taxes of $0.6 million, reimbursable maintenance expense of $0.3 million, and non-reimbursable expenses of $0.3 million.

•General and Administrative Expenses. General and administrative expenses increased $0.9 million to $4.9 million for the three months ended June 30, 2022 from $4.0 million for the three months ended June 30, 2021. The increase is primarily due to an increase in stock-based compensation expense of $0.3 million, an increase of in payroll expenses of $0.2 million, and increases in professional and consulting expenses of $0.4 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $4.7 million to $11.8 million for the three months ended June 30, 2022 from $7.1 million for the three months ended June 30, 2021. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $2.0 million, in-place lease amortization expense of $1.6 million, building improvements depreciation expense of $0.8 million, and leasehold improvement depreciation expense of $0.2 million.

•Provision for Impairment. For the three months ended June 30, 2022, we recorded a provision for impairment of $1.1 million on one property which was also sold during the period. For the three months ended June 30, 2021, we recorded a provision for impairment of $3.5 million on two properties which were classified as held-for-sale as of June 30, 2021 and subsequently sold. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs increased by $0.3 million to $0.5 million for the three months ended June 30, 2022 from $0.2 million for the three months ended June 30, 2021 which primarily relate to costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $0.6 million to $1.5 million for the three months ended June 30, 2022 from $0.9 million for the three months ended June 30, 2021. An increase of $0.8 million is primarily due to the increase in the average balances outstanding under the Revolver (as defined in “Note 6 – Debt” to our condensed consolidated financial statements), offset by a $0.1 million decrease in facilities fees incurred for unused capacity, further offset by an increase in capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $1.4 million to $1.9 million for the three months ended June 30, 2022 from $0.5 million for the three months ended June 30, 2021. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Number of properties sold	2	5
Sales price, net of disposal costs	$9,884	$12,319
Gain on sales of real estate, net	$1,858	$497

Net income (loss). Net income (loss) increased $4.6 million to $2.0 million for the three months ended June 30, 2022 from a net loss of $2.6 million for the three months ended June 30, 2021. Net income (loss) increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, including interest income associated with our mortgage loan receivables, in addition to decreases in provisions for impairment, and an increase associated with net gains on the sale of real estate, offset by the impact of increases in depreciation and amortization expenses, increases in interest expense, and to increases in general and administrative expenses, as set forth above.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

The following table sets forth our operating results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$42,970	$25,730
Interest income on mortgage loan receivables	997	—
Total revenues	43,967	25,730
Operating expenses
Property	5,617	2,265
General and administrative	9,057	7,127
Depreciation and amortization	22,730	13,004
Provisions for impairment	1,114	3,539
Transaction costs	653	332
Total operating expenses	39,171	26,267
Other income (expense)
Interest expense, net	(2,691)	(1,799)
Gain on sales of real estate, net	2,019	497
Other income	36	—
Total other income (expense), net	(636)	(1,302)
Net income (loss) before income taxes	4,160	(1,839)
Income tax expense	(184)	(50)
Net income (loss)	3,976	(1,889)

Revenue. Revenue for the six months ended June 30, 2022 increased by $18.3 million to $44.0 million from $25.7 million for the six months ended June 30, 2021. This is primarily due to an increase in the real estate portfolio from 203 operating properties as of January 1, 2021 to 376 operating properties as of June 30, 2022. The increase includes an increase in cash rental receipts of $13.6 million, combined net increases of property expense reimbursements of $3.0 million, of which $1.4 million was related to tax reimbursements and $1.4 million was related to reimbursable maintenance expenses, an increase of $1.0 million related to interest income on mortgage loan receivables, and an increase of $0.7 million was related to straight-line rental revenue.

Total Operating Expenses. Total expenses increased by $12.9 million to $39.2 million for the six months ended June 30, 2022 as compared to $26.3 million for the six months ended June 30, 2021. The increase in operating expenses is primarily attributed to the increase in the number of operating properties with the most significant increases being depreciation and amortization expense, property-specific reimbursable expenses, stock-based compensation, and other general and administrative expenses associated with our growth, offset by fewer provisions for impairment. Total operating expenses include the following:

•Property Expenses. Property expenses increased $3.3 million to $5.6 million for the six months ended June 30, 2022 from $2.3 million for the six months ended June 30, 2021. The increase is primarily attributed to the increase in the real estate portfolio from 203 to 376 operating properties. The largest increases are from reimbursable property taxes of $1.4 million and reimbursable maintenance expense of $1.0 million.

•General and Administrative Expenses. General and administrative expenses increased $2.0 million to $9.1 million for the six months ended June 30, 2022 from $7.1 million for the six months ended June 30, 2021. The increase is primarily due to an increase in stock-based compensation expense of $0.7 million, an increase of in payroll expenses of $0.2 million, increases in professional and consulting expenses of $0.5 million, and additional combined net increases in other general expenses of $0.6 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $9.7 million to $22.7 million for the six months ended June 30, 2022 from $13.0 million for the six months ended June 30, 2021. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $4.1 million, in-place lease amortization expense of $3.4 million, building improvements depreciation expense of $1.7 million, and leasehold improvement depreciation expense of $0.3 million.

•Provision for Impairment. For the six months ended June 30, 2022, we recorded a provision for impairment of $1.1 million on one property which was also sold during the period. For the six months ended June 30, 2021, we recorded a provision for impairment of $3.5 million on three properties, two of which were classified as held-for-sale as of June 30, 2021 and subsequently sold. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs increased by $0.4 million to $0.7 million for the six months ended June 30, 2022 from $0.3 million for the six months ended June 30, 2021 which primarily relate to costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $0.9 million to $2.7 million for the six months ended June 30, 2022 from $1.8 million for the six months ended June 30, 2021. An increase of $1.2 million is primarily due to the increase in the average balances outstanding under the Revolver (as defined in “Note 6 – Debt” to our condensed consolidated financial statements), offset by a $0.2 million decrease in facilities fees incurred for unused capacity, further offset by an increase of $0.1 million in capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $1.5 million to $2.0 million for the six months ended June 30, 2022 from $0.5 million for the six months ended June 30, 2021. The table below summarizes the properties sold for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Number of properties sold	3	5
Sales price, net of disposal costs	$12,179	$12,319
Gain on sales of real estate, net	$2,019	$497

Net income (loss). Net income (loss) increased $5.9 million to $4.0 million for the six months ended June 30, 2022 from a net loss of $1.9 million for the six months ended June 30, 2021. Net income (loss) increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, including interest income associated with our mortgage loan receivables, in addition to decreases in provisions for impairment, and an increase associated with net gains on the sale of real estate, offset by the impact of increases in depreciation and amortization expenses, increases in interest expense, and to increases in general and administrative expenses, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowings under our senior credit facility. As of June 30, 2022, we had a $175.0 million senior secured term loan (“Term Loan”) and $237.0 million of borrowings outstanding under our $250.0 million senior secured revolving credit facility (“Revolver”, and collectively with the Term Loan, the “Credit Facility”). Additionally, as of June 30, 2022, we had 4,512,003 shares that were unsettled under open forward equity contracts. We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program and the physical settlement of forward sales of our common stock, coupled with our cash flows from operations and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of June 30, 2022, our contractual obligations include the maturity of our $175.0 million Term Loan with the scheduled principal payment due on December 23, 2024 and repayment of borrowings on our $250.0 million Revolver with a maturity of December 23, 2023. During the six months ended June, 30, 2022, we borrowed $245.0 million and repaid $72.0 million on our Revolver at a weighted-average interest rate of 1.78% to fund specifically identified property acquisitions.

The following table provides information with respect to our commitments as of June 30, 2022 (in thousands):

	Payment Due by Period
	Total	From July 1, 2022 to December 31, 2022	1 – 3 Years	3 – 5 Years
Contractual Obligations
Term Loan – Principal	$175,000	$—	$175,000	$—
Term Loan – Variable interest (1)	5,888	1,188	4,700	—
Revolver – Borrowings	237,000	—	237,000	—
Revolver – Variable interest	9,670	3,271	6,399
Unutilized borrowing fees on Revolver (2)	48	16	32	—
Property development under contract	19,054	19,054	—	—
Corporate office lease obligations	6,562	141	1,150	5,271
Total	$453,222	$23,670	$424,281	$5,271

(1)     Effective September 28, 2020, we entered into an interest rate hedge to fix the base interest rate (one-month LIBOR) on our Term Loan. Accordingly, the projected interest rate obligations for the variable rate Term Loan are based on the hedged fixed rate of 0.21% compared to the variable Term Loan one-month LIBOR rate as of June 30, 2022 of 1.06%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.

(2)     We are subject to a variable unutilized borrowing fee on the unused portion of our $250.0 million Revolver. This reflects our projected unutilized borrowing fee at 0.25% assuming no additional borrowing through the maturity date of December 23, 2023.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has an initial noncancellable term of 10.3 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of June 30, 2022, the Company had commitments to fund properties under development totaling $19.1 million, all of which is expected to be funded over the next six months.

Credit Facility

In December 2019, the Company entered into a senior credit facility consisting of (i) the $175.0 million Term Loan and (ii) the $250.0 million Revolver. Wells Fargo Securities, LLC is lead arranger and bookrunner and Wells Fargo Bank, National Association is administrative agent under the Credit Facility (the “Administrative Agent”).

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

Historical Cash Flow Information

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$22,250	$13,758
Investing activities	(289,253)	(198,156)
Financing activities	279,250	179,895

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $8.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $13.6 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $91.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily due to acquisitions, including investments in mortgage loan receivables of $46.5 million and increases in earnest money deposits of $40.0 million. The remaining increase is related primarily to real estate development and improvements, which increased $2.4 million compared to the prior period.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $99.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributed to the increase in net borrowings of $173.0 million under our Revolver during the six months ended June 30, 2022, offset by $68.7 million of fewer proceeds received in 2022 in connection with our ATM Program and physical settlement of our common stock under the forward sale agreements, than from our April 2021 public offering. Lastly, the increase is further offset by $4.6 million of additional dividends and distributions paid during 2022 than the prior period.

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

During the three and six months ended June 30, 2022, the Company recognized franchise and other state and local tax expenses which are included in general and administrative and recognized state and federal income tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

A discussion of new accounting standards and the possible effects of these standards on our condensed consolidated financial statements is included in “Note 2 – Summary of Significant Accounting Policies” of our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income (loss)	$2,010	$(2,630)	$3,976	$(1,889)
Depreciation and amortization of real estate	11,598	6,997	22,460	12,849
Provisions for impairment	1,114	3,469	1,114	3,539
Gain on sale of real estate, net	(1,858)	(497)	(2,019)	(497)
FFO	12,864	7,339	25,531	14,002
Adjustments:
Gain on insurance proceeds	(36)	—	(36)	—
Core FFO	12,828	7,339	25,495	14,002
Adjustments:
Straight-line rent adjustments	(346)	(222)	(872)	(463)
Amortization of deferred financing costs	157	157	314	314
Amortization of loan origination costs	13	—	31	—
Amortization of above/below market lease intangibles	(294)	(237)	(577)	(427)
Amortization of lease incentives	128	3	246	3
Capitalized interest expense	(46)	(15)	(103)	(15)
Non-cash compensation expense	1,298	1,041	2,343	1,598
AFFO	$13,738	$8,066	$26,877	$15,012

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, and gain on insurance proceeds.

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income (loss)	$2,010	$(2,630)	$3,976	$(1,889)
Depreciation and amortization of real estate	11,598	6,997	22,460	12,849
Amortization of above/below market lease intangibles	(294)	(237)	(577)	(427)
Amortization of lease incentives	128	3	246	3
Non-real estate depreciation and amortization	153	78	270	155
Interest expense, net	1,522	894	2,691	1,799
Income tax expense	93	—	184	50
Amortization of loan origination costs	13	—	31	—
EBITDA	15,223	5,105	29,281	12,540
Adjustments:
Provision for impairments	1,114	3,469	1,114	3,539
Gain on sale of real estate, net	(1,858)	(497)	(2,019)	(497)
EBITDAre	14,479	8,077	28,376	15,582
Adjustments:
Straight-line rent adjustments	(346)	(222)	(872)	(463)
Gain on insurance proceeds	(36)	—	(36)	—
Non-cash compensation expense	1,298	1,041	2,343	1,598
Adjusted EBITDAre	$15,395	$8,896	$29,811	$16,717

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

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income (loss)	$2,010	$(2,630)	$3,976	$(1,889)
General and administrative	4,865	3,991	9,057	7,127
Depreciation and amortization	11,751	7,075	22,730	13,004
Provisions for impairment	1,114	3,469	1,114	3,539
Transaction costs	488	181	653	332
Interest expense, net	1,522	894	2,691	1,799
Gain on sales of real estate, net	(1,858)	(497)	(2,019)	(497)
Income tax expense	93	—	184	50
Interest income on mortgage loan receivables	(586)	—	(997)	—
Other income	(36)	—	(36)	—
NOI	19,363	12,483	37,353	23,465
Straight-line rent adjustments	(346)	(222)	(872)	(463)
Amortization of above/below market lease intangibles	(294)	(237)	(577)	(427)
Amortization of lease incentives	128	3	246	3
Cash NOI	$18,851	$12,027	$36,150	$22,578

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of June 30, 2022, we had total indebtedness of approximately $175.0 million under the Term Loan and $237.0 million borrowings under the Revolver, both of which are floating rate debt with a variable interest rate. For the three and six months ended June 30, 2022, we had average daily outstanding borrowings on our Revolver of $149.2 million and $134.1 million, respectively.
On September 28, 2020 and effective through the maturity date of December 23, 2024, the Company entered into an interest rate derivative in order to hedge its market interest risk associated with the Term Loan. The interest rate derivative converts the variable rate debt on the Term Loan to a fixed interest rate of 0.21%, plus a margin of 1.15%. Additionally, we occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2022, which assumes a 1% adverse change in the interest rate as of June 30, 2022, the estimated market risk exposure for the Revolver was $1.3 million.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances prior to December 31, 2021.

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

Off-Balance Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

NETSTREIT Corp.

July 28, 2022	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 28, 2022	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

July 28, 2022	/s/ PATRICIA MCBRATNEY
Date	Patricia McBratney
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)