Form 10-Q
period 2022-09-30
NETSTREIT Corp.
filed 2022-10-27
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 25, 2022 was 54,876,295.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Real estate, at cost:
Land	$380,092	$299,935
Buildings and improvements	839,305	626,457
Total real estate, at cost	1,219,397	926,392
Less accumulated depreciation	(53,255)	(30,669)
Property under development	17,475	17,896
Real estate held for investment, net	1,183,617	913,619
Assets held for sale	23,985	2,096
Mortgage loans receivable, net	46,406	—
Cash, cash equivalents and restricted cash	16,190	7,603
Lease intangible assets, net	149,357	124,772
Other assets, net	54,087	20,351
Total assets	$1,473,642	$1,068,441
Liabilities and equity
Liabilities:
Term loans, net	$373,202	$174,330
Revolving credit facility	30,000	64,000
Mortgage note payable, net	7,901	—
Lease intangible liabilities, net	31,438	23,316
Liabilities related to assets held for sale	416	—
Accounts payable, accrued expenses and other liabilities	21,200	16,980
Total liabilities	464,157	278,626
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 54,876,295 and 44,223,050 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	549	442
Additional paid-in capital	1,032,634	809,724
Distributions in excess of retained earnings	(58,747)	(35,119)
Accumulated other comprehensive income	25,335	4,123
Total stockholders’ equity	999,771	779,170
Noncontrolling interests	9,714	10,645
Total equity	1,009,485	789,815
Total liabilities and equity	$1,473,642	$1,068,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue (including reimbursable)	$24,339	$15,603	$67,309	$41,333
Interest income on mortgage loans receivable	674	—	1,671	—
Total revenues	25,013	15,603	68,980	41,333
Operating expenses
Property	2,539	1,737	8,156	4,002
General and administrative	4,552	3,776	13,608	10,904
Depreciation and amortization	13,407	8,074	36,137	21,078
Provisions for impairment	—	—	1,114	3,539
Transaction costs	51	132	704	464
Total operating expenses	20,549	13,719	59,719	39,987
Other income (expense)
Interest expense, net	(3,017)	(895)	(5,708)	(2,693)
Gain on sales of real estate, net	143	1,955	2,162	2,452
Other income	—	—	36	—
Total other income (expense), net	(2,874)	1,060	(3,510)	(241)
Net income before income taxes	1,590	2,944	5,751	1,105
Income tax expense	(171)	—	(356)	(50)
Net income	1,419	2,944	5,395	1,055
Net income attributable to noncontrolling interests	16	96	63	42
Net income attributable to common stockholders	$1,403	$2,848	$5,332	$1,013
Amounts available to common stockholders per common share:
Basic	$0.03	$0.07	$0.11	$0.03
Diluted	$0.03	$0.07	$0.11	$0.03
Weighted average common shares:
Basic	50,449,735	39,559,605	47,679,870	35,359,551
Diluted	51,384,758	41,333,579	48,657,049	37,108,425
Other comprehensive income:
Net income	$1,419	$2,944	$5,395	$1,055
Change in value on derivatives, net	13,887	5	21,436	2,063
Total comprehensive income	$15,306	$2,949	$26,831	$3,118
Comprehensive income attributable to noncontrolling interests	149	95	287	153
Comprehensive income attributable to common stockholders	$15,157	$2,854	$26,544	$2,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offering, net of issuance costs	3,604,736	36	75,461	—	—	75,497	—	75,497
OP Units converted to common stock	25,629	—	484	—	—	484	(484)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(8,888)	—	(8,888)	(109)	(8,997)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	85,224	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(16,651)	—	(362)	—	—	(362)	—	(362)
Stock-based compensation, net	—	—	1,045	—	—	1,045	—	1,045
Other comprehensive income	—	—	—	—	6,135	6,135	76	6,211
Net income	—	—	—	1,942	—	1,942	24	1,966
Balance at March 31, 2022	47,921,988	$479	$886,351	$(42,193)	$10,258	$854,895	$10,152	$865,047
Issuance of common stock in public offering, net of issuance costs	2,397,035	24	49,976	—	—	50,000	—	50,000
OP Units converted to common stock	22,265	—	418	—	—	418	(418)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(9,588)	—	(9,588)	(104)	(9,692)
Dividends declared on restricted stock, net	—	—	—	(149)	—	(149)	—	(149)
Stock-based compensation, net	—	—	1,298	—	—	1,298	—	1,298
Other comprehensive income	—	—	—	—	1,323	1,323	15	1,338
Net income	—	—	—	1,987	—	1,987	23	2,010
Balance at June 30, 2022	50,341,288	$503	$938,043	$(49,943)	$11,581	$900,184	$9,668	$909,852
Issuance of common stock in public offering, net of issuance costs	4,512,003	45	93,477	—	—	93,522	—	93,522
Dividends and distributions declared on common stock and OP Units	—	—	—	(10,073)	—	(10,073)	(103)	(10,176)
Dividends declared on restricted stock, net	—	—	—	(141)	—	(141)	—	(141)
Vesting of restricted stock units	31,865	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(8,861)	—	(187)	—	—	(187)	—	(187)
Stock-based compensation, net	—	—	1,302	7	—	1,309	—	1,309
Other comprehensive income	—	—	—	—	13,754	13,754	133	13,887
Net income	—	—	—	1,403	—	1,403	16	1,419
Balance at September 30, 2022	54,876,295	$549	$1,032,634	$(58,747)	$25,335	$999,771	$9,714	$1,009,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
OP Units converted to common stock	253,344	3	4,920	—	—	4,923	(4,923)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(5,687)	—	(5,687)	(307)	(5,994)
Dividends declared on restricted stock	—	—	—	(132)	—	(132)	—	(132)
Vesting of restricted stock units	15,190	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,962)	—	(90)	—	—	(90)	—	(90)
Stock-based compensation	—	—	557	—	—	557	—	557
Other comprehensive income	—	—	—	—	2,199	2,199	124	2,323
Net income	—	—	—	701	—	701	40	741
Balance at March 31, 2021	28,467,117	$285	$506,432	$(12,582)	$2,434	$496,569	$28,909	$525,478
Issuance of common stock in public offering, net of issuance costs	10,915,688	109	194,052	—	—	194,161	—	194,161
OP Units converted to common stock	143,173	1	2,744	—	—	2,745	(2,745)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(7,890)	—	(7,890)	(287)	(8,177)
Dividends declared on restricted stock	—	—	—	(132)	—	(132)	—	(132)
Stock-based compensation	—	—	1,041	—	—	1,041	—	1,041
Other comprehensive loss	—	—	—	—	(253)	(253)	(12)	(265)
Net loss	—	—	—	(2,536)	—	(2,536)	(94)	(2,630)
Balance at June 30, 2021	39,525,978	$395	$704,269	$(23,140)	$2,181	$683,705	$25,771	$709,476
OP Units converted to common stock	65,840	1	1,246	—	—	1,247	(1,247)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(7,916)	—	(7,916)	(265)	(8,181)
Dividends declared on restricted stock	—	—	—	(125)	—	(125)	—	(125)
Vesting of restricted stock units	35,000	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(9,013)	—	(229)	—	—	(229)	—	(229)
Stock-based compensation	—	—	1,026	7	—	1,033	—	1,033
Other comprehensive income	—	—	—	—	6	6	(1)	5
Net income	—	—	—	2,848	—	2,848	96	2,944
Balance at September 30, 2021	39,617,805	$396	$706,312	$(28,326)	$2,187	$680,569	$24,354	$704,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$5,395	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,137	21,078
Amortization of deferred financing costs	553	471
Noncash revenue adjustments	(2,076)	(1,289)
Stock-based compensation expense	3,646	2,623
Gain on sales of real estate, net	(2,162)	(2,452)
Provisions for impairment	1,114	3,539
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(3,641)	(3,879)
Accounts payable, accrued expenses and other liabilities	676	2,065
Lessee improvement obligations	—	(1)
Lease incentive payments	(936)	(4,004)
Net cash provided by operating activities	38,706	19,206
Cash flows from investing activities
Acquisitions of real estate	(328,986)	(292,046)
Real estate development and improvements	(15,492)	(9,512)
Investment in mortgage loans receivable	(46,466)	—
Earnest money deposits	(3,486)	(789)
Purchase of computer equipment and other corporate assets	(595)	(52)
Proceeds from sale of real estate	13,837	30,436
Net cash used in investing activities	(381,188)	(271,963)
Cash flows from financing activities
Issuance of common stock in public offerings, net	219,019	194,161
Payment of common stock dividends	(28,549)	(21,493)
Payment of OP unit distributions	(316)	(859)
Payment of restricted stock dividends	(154)	(29)
Proceeds under revolving credit facilities	365,000	30,000
Repayments under revolving credit facilities	(399,000)	(13,000)
Proceeds from term loans	200,000	—
Payments of mortgage note payable	(12)	—
Proceeds under property development incentives	605	—
Repurchase of common stock for tax withholding obligations	(549)	(318)
Deferred offering costs	(1,220)	(704)
Deferred financing costs	(3,755)	—
Net cash provided by financing activities	351,069	187,758
Net change in cash, cash equivalents and restricted cash	8,587	(64,999)
Cash, cash equivalents and restricted cash at beginning of the period	7,603	92,643
Cash, cash equivalents and restricted cash at end of the period	$16,190	$27,644

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,345	$2,118
Cash paid for income taxes	$45	$—
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$411	$382
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$—	$88
Cash flow hedge change in fair value	$21,436	$2,063
Involuntary conversion of building and improvements and change in related insurance proceeds receivable	$—	$490
Mortgage note assumed at fair value	$7,913	$—
Accrued capital expenditures and real estate development and improvement costs	$952	$345
Accrued lease incentives	$1,690	$—

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of September 30, 2022, the Company owned or had investments in 409 properties, located in 42 states.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2021, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the full year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Further, the uncertainty over the ultimate impact COVID-19 and instability in macroeconomic conditions will have on the global economy and the Company’s business makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and instability in macroeconomic conditions. Actual results could differ from those estimates.

Risk and Uncertainties

COVID-19

The ongoing COVID-19 pandemic, and the measures taken to limit its spread have negatively impacted the economy across many industries, including industries in which our tenants operate. The impacts may continue and/or increase in severity as the duration of the pandemic lengthens. The Company continues to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including the identification and spread of variants. However, the Company’s operations and cash flows during the periods presented in the condensed consolidated financial statements were not materially impacted by COVID-19.

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

Total depreciation and amortization expense was $13.4 million and $8.1 million during the three months ended September 30, 2022 and 2021, respectively. Total depreciation and amortization expense was $36.1 million and $21.1 million during the nine months ended September 30, 2022 and 2021, respectively.

Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $9.1 million and $5.6 million during the three months ended September 30, 2022 and 2021, respectively. Depreciation expense on real estate held for investment and computer equipment and other corporate assets was $24.4 million and $14.5 million during the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commission costs were $4.3 million and $2.5 million during the three months ended September 30, 2022 and 2021, respectively. Amortization expense on acquired in-place lease and assembled workforce intangible assets and leasing commission costs were $11.7 million and $6.5 million during the nine months ended September 30, 2022 and 2021, respectively.
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

Assets Held for Sale

The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, asset location, and tenant operation type (e.g., tenant or retail sector). Real estate assets held for sale are expected to be sold within twelve months. Properties classified as held for sale, including the related intangibles, on the condensed consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, we have not reclassified results of operations for properties disposed during the interim period ended September 30, 2022 or held for sale as discontinued operations as of September 30, 2022, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of September 30, 2022 and December 31, 2021, there were twelve and one properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total provision for impairment	$—	$—	$1,114	$3,539
Number of properties: (1)
Classified as held for sale	—	—	—	3
Disposed within the period	—	—	1	3

(1)     Includes the number of properties that were impaired and classified as held for sale as of year-end or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. The Company had no restricted cash as of September 30, 2022 or December 31, 2021.

The Company’s bank balances as of September 30, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of September 30, 2022 and December 31, 2021, the Company had an immaterial reserve for uncollectible amounts specific to uncharged reimbursable expenses.

Mortgage Loans Receivable

The Company holds loans receivable, which are mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost.

The Company recognizes interest income on loans receivable using the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. The Company evaluates its loan receivable balances, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. A loan receivable is placed on nonaccrual status when management determines that full recovery of the contractually specified payments of principal and interest is doubtful.

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

Forward Equity Sales

The Company sells shares of common stock through forward sale agreements from time to time to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

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

Transaction Costs

Transaction costs were $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and represent acquisition related expenses, including costs associated with abandoned acquisitions. Transaction costs were $0.7 million and $0.5 million for the nine months ended September 30, 2022 and 2021.

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

All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its related deferred tax assets and liabilities were immaterial for the years and periods presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax on the condensed consolidated statements of operations and comprehensive income. The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years and periods presented. Additionally, there were no material accruals for interest or penalties as of September 30, 2022 and December 31, 2021.

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

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Provisions for impairments recognized in the three and nine months ended September 30, 2022 and 2021 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk with respect to cash held at various financial institutions, access to its credit facilities, amounts due under mortgage loans receivable, and amounts due or payable under derivative contracts. The credit risk exposure with regard to the Company’s cash, credit facilities, and derivative instruments is spread among a diversified group of investment grade financial institutions.

During the three and nine months ended September 30, 2022 and 2021, there were no tenants with rental revenue that exceeded 10% of total rental revenue.

Segment Reporting

The Company considers each one of its properties to be an operating segment, none of which meets the threshold for a reportable segment. The Company allocates resources and assesses operating performance based on individual property needs. All of the Company’s operating segments meet the aggregation criteria, and thus, the Company reports one segment, rental operations. In addition, there were no intersegment sales during the periods presented.

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of September 30, 2022, the Company had 406 single-tenant retail net leases spanning 42 states, with 77 different tenants represented across 24 retail sectors. As of September 30, 2022, the remaining terms of leases range from 1-21 years, with weighted average lease term of 9.6 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the three and nine months ended September 30, 2022 and 2021.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenue
Fixed lease income (1)	$21,940	$14,010	$59,661	$37,460
Variable lease income (2)	2,086	1,434	7,004	3,290
Other rental revenue:
Above/below market lease amortization, net	444	182	1,021	609
Lease incentives	(131)	(23)	(377)	(26)
Rental revenue (including reimbursable)	$24,339	$15,603	$67,309	$41,333

(1)     Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2022 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2022	$22,429
2023	90,548
2024	91,527
2025	90,798
2026	87,941
Thereafter	503,378
Total	$886,621

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 9.8 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the lease expense components for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$135	$—	$406	$—
Variable lease cost	$33	$—	$42	$—

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of September 30, 2022, the right-of-use asset and operating lease liability were $4.3 million and $5.5 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of September 30, 2022 (in thousands):

Future Minimum Lease Payments
Remainder of 2022	$111
2023	533
2024	617
2025	636
2026	653
Thereafter	3,982
Total lease payments	6,532
Less: amount representing interest (1)	(1,001)
Present value of operating lease liabilities	$5,531

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of September 30, 2022, the Company owned or had investments in 409 properties, including six properties currently under development. The gross real estate investment portfolio, including properties under development, totaled approximately $1.4 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 42 states with gross real estate investments in Illinois and Texas representing 9.8% and 9.4%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the nine months ended September 30, 2022, the Company acquired 82 properties for a total purchase price of $329.0 million, inclusive of $3.2 million of capitalized acquisition costs. During the nine months ended September 30, 2021, the Company acquired 92 properties for a total purchase price of $292.0 million, inclusive of $3.0 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Land	$84,248	$73,600
Buildings	204,623	161,362
Site improvements	18,059	19,844
Tenant improvements	3,046	4,663
In-place lease intangible assets	35,021	32,384
Above-market lease intangible assets	2,676	6,701
Assumed receivables	—	44
	347,673	298,598
Liabilities assumed
Below-market lease intangible liabilities	(10,734)	(6,552)
Mortgage note payable	(7,913)	—
Accounts payable, accrued expense and other liabilities	(40)	—
Purchase price (including acquisition costs)	$328,986	$292,046

Development

As of September 30, 2022, the Company had six property developments under construction. During the nine months ended September 30, 2022, the Company invested $14.3 million in property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. During this nine-month period, the Company completed development on four projects and reclassified approximately $14.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. The remaining six developments in progress are expected to be substantially completed with rent commencing at various points through the first quarter of 2023. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2022.

Additionally, during the first nine months of 2022 and 2021, the Company capitalized approximately $0.1 million of interest expense associated with properties under development.

During the nine months ended September 30, 2021, the Company invested a total of $2.6 million in a development project in Yuma, Arizona. The Company exercised its non-binding purchase option to acquire the property upon completion and rent commenced in the second quarter of 2022. This amount, and subsequent development costs, were included in property under development in the accompanying condensed consolidated balance sheets as of December 31, 2021.

During the nine months ended September 30, 2021, the Company also invested a total of $6.9 million, including the purchase price of $5.4 million, in four properties. Upon acquisition, the Company commenced development of four build-to-suit projects, of which three total properties have been completed during the fourth quarter of 2021, the first quarter of 2022, and the second quarter of 2022, respectively. Rent commenced for the three completed developments in 2022. The purchase price, including acquisitions costs, and subsequent development costs are included in property under development in the accompanying condensed consolidated balance sheets as of December 31, 2021.

Dispositions

During the three months ended September 30, 2022, the Company sold one property for a total sales price, net of disposal costs, of $1.7 million, recognizing a gain of $0.1 million. During the nine months ended September 30, 2022, the Company sold four properties for a total sales price, net of disposal costs, of $13.8 million, recognizing a gain of $2.2 million.

During the three months ended September 30, 2021, the Company sold four properties for a total sales price, net of disposal costs, of $18.1 million, recognizing a gain on $2.0 million. During the nine months ended September 30, 2021, the Company sold nine properties for a total sales price, net of disposal costs, of $30.4 million, recognizing a gain of $2.5 million.

Investment in Mortgage Loans Receivable

On January 26, 2022, the Company executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however the Company has the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loans receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2022.

On June 30, 2022, the Company executed a fully collateralized $6.0 million loan receivable with a stated interest rate of 6.5%. The scheduled maturity date is June 30, 2023, however the Company has the right, subject to certain terms and conditions, to purchase the underlying collateralized properties. The loan receivable is collateralized by real estate that is leased by two separate tenants, one of which has an investment grade profile. The funds provided under the loan, in addition to loan origination costs of less than $0.1 million, are included in loans receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2022.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$148,489	$(24,197)	$124,292	$116,368	$(13,408)	$102,960
Above-market leases	20,022	(2,519)	17,503	17,348	(1,516)	15,832
Assembled workforce	873	(812)	61	873	(592)	281
Lease incentives	7,969	(468)	7,501	5,821	(122)	5,699
Total Intangible assets	$177,353	$(27,996)	$149,357	$140,410	$(15,638)	$124,772

Liabilities:
Below-market leases	$36,143	$(4,705)	$31,438	$26,185	$(2,869)	$23,316

The remaining weighted average amortization period of the Company’s intangible assets and liabilities as of September 30, 2022 and as of December 31, 2021 by category were as follows:

	Years Remaining
	September 30, 2022	December 31, 2021
In-place leases	9.6	9.7
Above-market leases	13.4	12.8
Below-market leases	11.9	12.3
Assembled workforce	0.3	1.0
Lease incentives	12.1	12.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization:
Amortization of in-place leases	$4,201	$2,444	$11,489	$6,296
Amortization of assembled workforce	73	73	220	220
	$4,274	$2,517	$11,709	$6,516

Net adjustment to rental revenue:
Above-market lease assets	(343)	(346)	(1,003)	(723)
Below-market lease liabilities	787	528	2,024	1,332
Lease incentives	(131)	(23)	(377)	(26)
	$313	$159	$644	$583
The following table provides the projected amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of September 30, 2022, for the next five years and thereafter (in thousands):

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
In-place leases	$4,291	$16,161	$15,389	$14,815	$13,602	$60,034	$124,292
Assembled workforce	61	—	—	—	—	—	61
Amortization expense	$4,352	$16,161	$15,389	$14,815	$13,602	$60,034	$124,353

Above-market lease assets	(351)	(1,405)	(1,401)	(1,400)	(1,399)	(11,547)	(17,503)
Below-market lease liabilities	784	3,075	3,024	3,002	2,910	18,643	31,438
Lease incentives	(171)	(682)	(682)	(682)	(682)	(4,602)	(7,501)
Net adjustment to rental revenue	$262	$988	$941	$920	$829	$2,494	$6,434

Note 6 – Debt

Debt consists of the following (in thousands):

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Debt:
Prior Revolver	December 23, 2023	—	$—	$64,000
2024 Term Loan (1)	December 23, 2024	1.36%	175,000	175,000
New Revolver (2)	August 11, 2026	3.95%	30,000	—
2028 Term Loan (3)	February 11, 2028	3.88%	200,000	—
Mortgage Note	November 1, 2027	4.53%	8,534	—
Total debt			413,534	239,000
Unamortized discount and debt issuance costs			(2,431)	(670)
Unamortized deferred financing costs, net (4)			(2,871)	(796)
Total debt, net			$408,232	$237,534
(1) Loan is a floating-rate loan which resets monthly at one-month LIBOR plus the applicable margin which was 1.15% as of September 30, 2022. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of September 30, 2022.
(2) The annual interest rate of the New Revolver assumes one-month SOFR as of September 30, 2022 of 2.85% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of September 30, 2022. Additionally, the New Revolver may be extended up to one year.
(3) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of September 30, 2022. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of September 30, 2022.
(4) The Company records deferred financing costs for the New Revolver in other assets, net on its condensed consolidated balance sheets.

New Credit Facility

On August 11, 2022, the Company entered into a sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “New Revolver”, and together with the 2028 Term Loan, the “New Credit Facility”). The New Credit Facility may be increased by $400.0 million in the aggregate.

The New Revolver refinanced and upsized the Company’s existing $250.0 million senior unsecured revolving credit facility (the “Prior Revolver”) pursuant to the credit agreement, dated as of December 23, 2019, governing such facility (the “Prior Credit Agreement”).

The Company used the proceeds from the borrowings made on the closing date to repay in full the Prior Revolver. Remaining and future borrowings under the New Revolver will be used by the Company for general corporate purposes of the Company and its subsidiaries, including acquisitions in the Company’s pipeline. The Company’s $175.0 million senior unsecured term loan (“2024 Term Loan”) under the Prior Credit Agreement, which matures in December 2024, remained outstanding upon the closing of the New Credit Facility.

The 2028 Term Loan matures on February 11, 2028 and the New Revolver matures on August 11, 2026, subject to extension of up to one year. Borrowings under the New Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the New Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtains an investment grade rating, interest rates are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the credit agreement governing the New Credit Facility (the “New Credit Agreement”)), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the New Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an investment grade rating, interest rates are based on the Company’s investment grade rating, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60%, based on the Company’s investment grade rating, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.00% to 0.60%, based on the Company’s investment grade rating and (B) in the case of the New Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.725% to 1.40%, based on the Company’s investment grade rating, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.00% to 0.40%, based on the Company’s investment grade rating.

Additionally, the Company will incur a facility fee based on the total commitment amount of $400.0 million under the New Revolver. Prior to the date the Company obtains an investment grade rating, the applicable facility fee will range from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. After the date the Company obtains an investment grade rating, the applicable facility fee will range from 0.125% to 0.30% based on the Company’s investment grade rating.

The New Credit Facility also contains a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized base rent attributable to tenants with commitments or quantifiable targets for reduced greenhouse gas emission in accordance with the standards of the Science Based Targets initiative (“SBTi”).

The Company has fully hedged the 2028 Term Loan with an all-in interest rate of 3.88%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

In connection with the New Credit Facility, the Company incurred $3.8 million of deferred financing costs which were allocated between the New Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Prior Revolver were reclassed to the New Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income.

Prior Credit Facility

In December 2019, the Company entered into the Prior Credit Agreement for a senior credit facility consisting of the Prior Revolver and the 2024 Term Loan (collectively, the “Prior Credit Facility”).

The 2024 Term Loan matures on December 23, 2024 and the Prior Revolver was set to mature on December 23, 2023, subject to extension up to one year, prior to the Company using the proceeds from the New Credit Facility to repay the Prior Revolver in full. Interest rates under the Prior Credit Facility are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the 2024 Term Loan either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Prior Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Prior Revolver either (i) LIBOR, plus a margin ranging from 1.20% to 1.80%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Prior Credit Facility), plus a margin ranging from 0.20% to 0.80%, based on the Company’s consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

The Company was required to pay a Prior Revolver facility fee at an annual rate of 0.15% of the unused capacity if usage exceeded 50% of the total available facility, or 0.25% of the unused facility if usage did not exceed 50%. Loans from the Prior Revolver were generally restricted if, among other things, the proposed usage of the proceeds from the loan did not meet certain criteria as outlined in the Prior Credit Agreement, if an event of default exists, or if the requested loan will create an event of default.

Effective September 28, 2020, the Company entered into an interest rate derivative contract to fix the base interest rate (one-month LIBOR) on the 2024 Term Loan. The total interest rate includes the fixed base interest rate of 0.21% plus a leverage-based margin of 1.15%. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

During the third quarter of 2022, the Company executed an amendment to the Prior Credit Agreement that governs the 2024 Term Loan, which conformed financial covenants and event of default materiality thresholds to align with those under the New Credit Facility, added a carve-out to the derivatives contracts negative covenant to permit forward sale transactions, and added erroneous payment provisions.

Mortgage Note Payable

As of September 30, 2022, the Company had total gross mortgage indebtedness of $8.8 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $13.2 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net on the Company’s condensed consolidated balance sheets.

Debt Maturities

Payments on the 2024 and 2028 Term Loan are interest only through maturity. As of September 30, 2022, scheduled maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2022	$38	$—	$38
2023	155	—	155
2024	162	175,000	175,162
2025	170	—	170
2026	178	30,000	30,178
Thereafter	170	207,663	207,833
Total	$873	$412,663	$413,536

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revolving credit facilities (1)	$1,222	$154	$2,518	$459
Term loans	1,670	608	2,854	1,801
Mortgage note payable	1	—	1	—
Non-cash:
Amortization of deferred financing costs	153	101	354	302
Amortization of debt discount, net	86	56	199	169
Capitalized interest	(115)	(24)	(218)	(38)
Total interest expense, net	$3,017	$895	$5,708	$2,693

(1) Includes facility fees and non-utilization fees of approximately $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, and facility fees of $0.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income.

For the three months ended September 30, 2022 and 2021, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 3.53% and 1.26%, respectively. For the nine months ended September 30, 2022 and 2021, the term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 2.49% and 1.28%, respectively.

During the three months ended September 30, 2022 and 2021, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs, of 3.28% and 1.26%, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs, of 2.29% and 1.24%, respectively.

The estimated fair values of the Company’s term loans have been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. The Company determined that the carrying value materially approximated the estimated fair value of the term loans as of September 30, 2022 and December 31, 2021.

The Company was in compliance with all of its debt covenants as of September 30, 2022 and expects to be in compliance for the following twelve-month period.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statements of cash flows.

Effective September 28, 2020 and September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2024 Term Loan and 2028 Term Loan, respectively. Accordingly, the interest rate for the variable rate 2024 Term Loan is based on the hedged fixed rate of 0.21% compared to the variable 2024 Term Loan one-month LIBOR rate as of September 30, 2022 of 2.56%, plus the applicable margin of 1.15%. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of September 30, 2022 of 2.51%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the respective maturity dates of the 2024 and 2028 Term Loans.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate swaps	7	4	$375,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$25,745	$4,310

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
For the Three Months Ended September 30
Interest Rate Products	$14,761	$(47)	Interest expense, net	$874	$(52)

For the Nine Months Ended September 30
Interest Rate Products	$22,539	$1,932	Interest expense, net	$1,103	$(131)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and nine months ended September 30, 2022 and 2021. During the next twelve months, the Company estimates that an additional $10.2 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of September 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2022
Derivative assets	$—	$25,745	$—	$25,745

December 31, 2021
Derivative assets	$—	$4,310	$—	$4,310

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$5,792	$2,801
Deferred rent receivable	3,731	2,263
Prepaid assets	1,717	1,473
Earnest money deposits	4,539	853
Fair value of interest rate swaps	25,745	4,309
Deferred offering costs	1,153	615
Deferred financing costs, net	2,871	796
Right-of-use asset	4,326	4,581
Leasehold improvements and other corporate assets, net	2,045	1,657
Interest receivable	218	—
Other assets, net	1,950	1,003
	$54,087	$20,351

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses	$6,898	$6,254
Accrued bonus	1,221	1,742
Prepaid rent	3,510	1,918
Operating lease liability	5,531	5,442
Accounts payable	430	419
Other liabilities	3,610	1,205
	$21,200	$16,980

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

January 2022 Follow-On Offering

On January 13, 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. As of September 30, 2022, the Company fully physically settled the forward sale agreements (by the delivery of shares of common stock) as follows:

•On September 29, 2022 the Company settled 4,512,003 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the offering of $93.5 million, net of underwriting discounts and offering costs of $6.9 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,512,003 Class A OP Units.

•On June 23, 2022, the Company settled 2,397,035 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the offering of $50.0 million, net of underwriting discounts and offering costs of $3.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,397,035 Class A OP Units.

•On March 30, 2022, the Company settled 3,440,962 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the offering of $72.0 million, net of underwriting discounts and offering costs of $4.6 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3,440,962 Class A OP Units.

August 2022 Follow-On Offering

On August 8, 2022, the Company completed a registered public offering of 9,000,000 shares of its common stock at a public offering price of $20.20 per share which excluded an over-allotment option to the underwriters to purchase an additional 1,350,000 shares, which was exercised on August 10, 2022. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. The Company did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. The Company expects to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than August 3, 2023. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so over the prescribed offering period. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances. As of September 30, 2022, 10,350,000 shares remained unsettled under the August 8, 2022 forward sale agreements.

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. For the nine months ended September 30, 2022, the Company issued 163,774 shares of common stock at a weighted average price of $22.08 per share in connection with the ATM Program for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 163,774 Class A OP Units.

Share Repurchase Authorization

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

During the nine months ended September 30, 2022, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender 26 thousand RSUs valued at approximately $0.5 million, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of shares of common stock” on the condensed consolidated statements of cash flows.

Dividends

During the nine months ended September 30, 2022, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.20	June 1, 2022	9,588	June 15, 2022
July 26, 2022	0.20	September 1, 2022	10,068	September 15, 2022
	$0.60		$28,544

The holders of OP Units are entitled to an equal distribution per Class A OP Unit and Class B OP Unit held as of each record date. Accordingly, during the nine months ended September 30, 2022 and 2021 the Operating Partnership paid distributions of $0.3 million and $0.9 million, respectively, to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of September 30, 2022 and December 31, 2021, noncontrolling interests represented 0.9% and 1.3%, respectively of OP Units. During the three months ended September 30, 2022, there were no OP Unit redemptions and during the three months ended September 30, 2021, OP Unit holders redeemed 65,840 OP Units, into shares of common stock on a one-for-one basis. During the nine months ended September 30, 2022 and 2021, OP Unit holders redeemed 47,894 and 462,357 OP Units, respectively, into shares of common stock on a one-for-one basis.

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

As of September 30, 2022, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income was $1.3 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense was $3.6 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

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

The following table summarizes performance-based restricted stock unit activity for the period ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	157,380	$19.75
Vested during the period	(15,823)	19.75
Unvested restricted stock grants outstanding as of September 30, 2022	141,557	$19.75

For the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.6 million, respectively, in stock-based compensation expense associated with performance-based restricted stock units. As of September 30, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $0.8 million and $1.3 million, respectively and as of September 30, 2022, these awards are expected to be recognized over a remaining weighted average period of 1.7 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based restricted stock unit activity for the period ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	295,207	$17.84
Granted during the period	148,913	22.09
Forfeited during the period	(16,030)	18.55
Vested during the period	(101,266)	17.68
Unvested restricted stock grants outstanding as of September 30, 2022	326,824	$19.79

For the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $1.9 million, respectively, in stock-based compensation expense associated with service-based restricted stock units. As of September 30, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $4.6 million and $4.1 million, respectively, and as of September 30, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.3 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table summarizes market-based restricted stock unit activity for the period ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock grants outstanding as of December 31, 2021	134,467	$17.77
Granted during the period	106,645	22.38
Forfeited during the period	(2,816)	18.65
Vested during the period	—	—
Unvested restricted stock grants outstanding as of September 30, 2022	238,296	$19.82

For the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.0 million, respectively, in stock-based compensation expense associated market-based restricted stock units. As of September 30, 2022 and December 31, 2021, the remaining unamortized stock-based compensation expense totaled $3.0 million and $1.8 million, respectively, and as of September 30, 2022, these awards are expected to be recognized over a remaining weighted average period of 2.1 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2022 under the Program was approximately $0.9 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.1 million and $0.2 million, respectively in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service based RSUs above.

Note 11 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income	$1,419	$2,944	$5,395	$1,055
Net (income) attributable to noncontrolling interest	(16)	(96)	(63)	(42)
Net income attributable to common shares, basic	1,403	2,848	5,332	1,013
Net income (loss) attributable to noncontrolling interest	16	96	63	42
Net income attributable to common shares, diluted	$1,419	$2,944	$5,395	$1,055

Denominator:
Weighted average common shares outstanding, basic	50,449,735	39,559,605	47,679,870	35,359,551
Effect of dilutive shares for diluted net income per common share:
OP Units	514,890	1,334,571	530,940	1,462,419
Unvested RSUs	255,613	439,403	261,727	286,455
Unsettled shares under open forward equity contracts	164,520	—	184,512	—
Weighted average common shares outstanding, diluted	51,384,758	41,333,579	48,657,049	37,108,425

Net income available to common stockholders per common share, basic	$0.03	$0.07	$0.11	$0.03
Net income available to common stockholders per common share, diluted	$0.03	$0.07	$0.11	$0.03

As of September 30, 2022 and December 31, 2021, there were 514,890 and 562,784 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. Additionally, as of September 30, 2022, the Company had commitments to fund six properties under development totaling $11.2 million which is expected to be funded over the next six months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 9.8 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of September 30, 2022, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Effective with the commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC, which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. For the three and nine months ended September 30, 2021, the Company incurred less than $0.1 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to September 30, 2022 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On October 25, 2022, the Company's Board of Directors declared a cash dividend of $0.20 per share for the fourth quarter of 2022 which will be paid on December 15, 2022 to shareholders of record on December 1, 2022.

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

Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our diversified portfolio consists of 406 single-tenant retail net leases spanning 42 states, with 77 different tenants represented across 24 retail sectors. Our portfolio generates ABR(1) of $92.7 million and is 100% occupied, with a weighted average lease term (“WALT”) of 9.6 years and consisting of approximately 65% and 14% of investment grade tenants and investment grade profile tenants, respectively, by ABR, which we believe provides us with a strong, stable source of recurring cash flow. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, which we refer to as defensive retail industries. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles.

COVID-19

We continue to monitor the global outbreak of COVID-19 and to take steps to mitigate the potential risks to us posed by the pandemic, including new variants of the virus. In addition, we continue to stay in close contact with our tenants and monitor the timeliness of rental payments and any significant changes in our tenants' businesses. See “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements included herein. The Company’s operations and cash flows for the three and nine months ended September 30, 2022 and 2021 were not materially impacted by COVID-19.

(1)Annualized base rent, or ABR, is calculated by multiplying (i) cash rental payments (a) for the month ended September 30, 2022 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, rent deferrals, recently acquired properties and properties with contractual rent increases, other than properties under development) for leases in place as of September 30, 2022, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

2022 Debt Refinancing Transaction

On August 11, 2022, we entered into a credit agreement (the “New Credit Agreement”) related to the sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “New Revolver”, and together with the 2028 Term Loan, the “New Credit Facility”). The New Credit Facility may be increased by $400.0 million in the aggregate.

The New Revolver refinanced and upsized our existing $250.0 million senior unsecured revolving credit facility (“Prior Revolver”) pursuant to the credit agreement, dated as of December 23, 2019, governing such facility (the “Prior Credit Agreement”).

The proceeds of the loans under the New Credit Facility will be used by us and our subsidiaries for general corporate purposes, including acquisitions in our pipeline. We used the proceeds from the borrowings made on the closing date to repay in full our Prior Revolver. Our $175.0 million senior unsecured term loan (“2024 Term Loan”) under the Prior Credit Agreement, which matures in December 2024, remained outstanding upon the closing of the New Credit Facility.

The 2028 Term Loan matures on February 11, 2028 and the New Revolver matures on August 11, 2026, subject to extension of up to one year. Borrowings under the New Credit Facility are repayable at our option in whole or in part without premium or penalty. Borrowings under the New Revolver may be repaid and reborrowed from time to time prior to the maturity date.

January 2022 Follow-On Offering

On January 13, 2022, we completed a registered public offering of 10,350,000 shares of common stock at a public offering price of $22.25 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of common stock. As of September 30, 2022, we fully physically settled the forward sale agreements (by the delivery of shares of common stock) as follows:

•On September 29, 2022 we settled 4,512,003 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. We received net proceeds from the offering of $93.5 million, net of underwriting discounts and offering costs of $6.9 million.

•On June 23, 2022, we settled 2,397,035 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. We received net proceeds from the offering of $50.0 million, net of underwriting discounts and offering costs of $3.3 million.

•On March 30, 2022, we settled 3,440,962 shares of common stock at a price of $22.25 per share in connection with the forward sale agreements. We received net proceeds from the offering of $72.0 million, net of underwriting discounts and offering costs of $4.6 million.

August 2022 Follow-On Offering

On August 8, 2022, we completed a registered public offering of 9,000,000 shares of common stock at a public offering price of $20.20 per share which excluded an over-allotment option to the underwriters to purchase an additional 1,350,000 shares, which was exercised on August 10, 2022. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of common stock. We did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than August 3, 2023. We may also elect to cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so over the prescribed offering period. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances. As of September 30, 2022, 10,350,000 shares remained unsettled under the August 8, 2022 forward sale agreements.

ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. During the nine months ended September 30, 2022, we issued 163,774 shares of common stock at a weighted average price of $22.08 per share in connection with the ATM Program for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million.

Results of Operations

Overall

The Company continued to grow its assets held for investment during the nine months ended September 30, 2022 by increasing its property portfolio from 328 properties as of December 31, 2021 to 409 properties as of the end of September 30, 2022. This includes six real estate development projects owned by the Company and two properties fully collateralized by investments in mortgage loans receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $215.5 million, the issuance of common stock under the ATM Program in an amount of $3.5 million, and net borrowings of $149.0 million on our revolving credit facilities during the nine months ended September 30, 2022.

Acquisitions

During the three months ended September 30, 2022, we acquired 26 properties for a total purchase price of $121.7 million, including $1.3 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 14 states with a WALT of approximately 11.8 years. The underwritten weighted-average capitalization rate on the Company’s third quarter acquisitions was approximately 6.6%.

During the nine months ended September 30, 2022, we acquired 82 properties for a total purchase price of $329.0 million, including $3.2 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 28 states with a WALT of approximately 10.6 years. The underwritten weighted-average capitalization rate on the Company’s year-to-date acquisitions was approximately 6.6%.

Development

During the three months ended September 30, 2022, we invested $4.7 million in our property developments.

During the nine months ended September 30, 2022, we invested $14.3 million in our property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. In addition, we completed development on four projects and reclassified approximately $14.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. The remaining six developments are expected to be substantially completed with rent commencing at various points through the first quarter of 2023. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2022.

Dispositions

During the three months ended September 30, 2022, we sold one property for a total sales price, net of disposal costs, of $1.7 million, recognizing a gain of $0.1 million. During the nine months ended September 30, 2022, we sold four properties for a total sales price, net of disposal costs, of $13.8 million, recognizing a gain of $2.2 million.

Investment in Mortgage Loans Receivable

On January 26, 2022, we executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however we have the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loans receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2022.

On June 30, 2022, we executed a fully collateralized $6.0 million loan receivable with a stated interest rate of 6.5%. The scheduled maturity date is June 30, 2023, however the Company has the right, subject to certain terms and conditions, to purchase the underlying collateralized properties. The loan receivable is collateralized by real estate that is leased by two separate tenants, one of which is an investment grade profile tenant. The funds provided under the loan, in addition to loan origination costs of less than $0.1 million, are included in loans receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2022.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$24,339	$15,603
Interest income on mortgage loans receivable	674	—
Total revenues	25,013	15,603
Operating expenses
Property	2,539	1,737
General and administrative	4,552	3,776
Depreciation and amortization	13,407	8,074
Transaction costs	51	132
Total operating expenses	20,549	13,719
Other income (expense)
Interest expense, net	(3,017)	(895)
Gain on sales of real estate, net	143	1,955
Total other income (expense), net	(2,874)	1,060
Net income before income taxes	1,590	2,944
Income tax expense	(171)	—
Net income	$1,419	$2,944

Revenue. Revenue for the three months ended September 30, 2022 increased by $9.4 million to $25.0 million from $15.6 million for the three months ended September 30, 2021. This is primarily due to an increase in the real estate portfolio from 264 operating properties as of July 1, 2021 to 401 operating properties as of September 30, 2022. The increase includes an increase in cash rental receipts of $7.8 million, combined with net increases of property expense reimbursements of $0.7 million, of which $0.5 million was related to tax reimbursements, an increase of $0.7 million related to interest income on mortgage loans receivable, an increase of $0.1 million related to straight-line rental revenue, and an increase of $0.3 million related to amortization of above- and below-market lease related intangible assets, offset by a decrease of $0.1 million related to amortization of lease incentives.

Total Operating Expenses. Total expenses increased by $6.8 million to $20.5 million for the three months ended September 30, 2022 as compared to $13.7 million for the three months ended September 30, 2021. The increase in operating expenses is primarily attributed to the increase in the number of operating properties with the most significant increases being depreciation and amortization expense, property-specific reimbursable expenses, stock-based compensation, and other general and administrative expenses associated with our growth. Total operating expenses include the following:

•Property Expenses. Property expenses increased $0.8 million to $2.5 million for the three months ended September 30, 2022 from $1.7 million for the three months ended September 30, 2021. The increase is primarily attributed to the increase in the real estate portfolio from 264 to 401 operating properties. The largest increases are from reimbursable property taxes of $0.5 million, reimbursable insurance expense of $0.2 million, and non-reimbursable insurance expense of $0.1 million, offset by a $0.2 million decrease in reimbursable maintenance expense.

•General and Administrative Expenses. General and administrative expenses increased $0.8 million to $4.6 million for the three months ended September 30, 2022 from $3.8 million for the three months ended September 30, 2021. The increase is primarily due to an increase in stock-based compensation expense of $0.3 million and an increase in payroll expenses of $0.3 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $5.3 million to $13.4 million for the three months ended September 30, 2022 from $8.1 million for the three months ended September 30, 2021. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $2.4 million, in-place lease amortization expense of $1.8 million, and building improvements depreciation expense of $1.0 million.

•Transaction costs. Transaction costs decreased by less than $0.1 million for the three months ended September 30, 2022 from $0.1 million for the three months ended September 30, 2021 which primarily relates to decreases in costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $2.1 million to $3.0 million for the three months ended September 30, 2022 from $0.9 million for the three months ended September 30, 2021. An increase of $0.8 million is attributed to the increase in the average balances outstanding under the Prior Revolver, an increase of $1.1 million and $0.4 million is attributed to interest incurred under the New Revolver and 2028 Term Loan, respectively, as a result of the New Credit Agreement, and an increase of $0.1 million is attributed to deferred financing cost amortization as a result of the New Credit Facility. This is offset by $0.2 million less of facility fees incurred for unused capacity and $0.1 million of increased capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $1.9 million to $0.1 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Number of properties sold	1	4
Sales price, net of disposal costs	$1,660	$18,118
Gain on sales of real estate, net	$143	$1,955

Income tax expense. Income tax expense increased by $0.2 million for the three months ended September 30, 2022. The increase relates to provisions for federal and state income taxes on the financial results of NETSTREIT Management TRS, LLC (“NETSTREIT TRS”).

Net income. Net income decreased $1.5 million to $1.4 million for the three months ended September 30, 2022 from a net income of $2.9 million for the three months ended September 30, 2021. Net income decreased primarily due to a decrease associated with net gains on the sale of real estate, the impact of increases in depreciation and amortization expenses, increases in interest expense, and increases in general and administrative expenses, as set forth above, offset by increases attributed to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, including interest income associated with our mortgage loans receivable.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

The following table sets forth our operating results for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$67,309	$41,333
Interest income on mortgage loans receivable	1,671	—
Total revenues	68,980	41,333
Operating expenses
Property	8,156	4,002
General and administrative	13,608	10,904
Depreciation and amortization	36,137	21,078
Provisions for impairment	1,114	3,539
Transaction costs	704	464
Total operating expenses	59,719	39,987
Other income (expense)
Interest expense, net	(5,708)	(2,693)
Gain on sales of real estate, net	2,162	2,452
Other income	36	—
Total other expense, net	(3,510)	(241)
Net income before income taxes	5,751	1,105
Income tax expense	(356)	(50)
Net income	$5,395	$1,055

Revenue. Revenue for the nine months ended September 30, 2022 increased by $27.7 million to $69.0 million from $41.3 million for the nine months ended September 30, 2021. This is primarily due to an increase in the real estate portfolio from 203 operating properties as of January 1, 2021 to 401 operating properties as of September 30, 2022. The increase includes an increase in cash rental receipts of $21.4 million, combined net increases of property expense reimbursements of $3.7 million, of which $1.9 million was related to tax reimbursements, $1.4 million was related to reimbursable maintenance expenses, and $0.4 million was related to reimbursable insurance expenses, an increase of $1.7 million related to interest income on mortgage loans receivable, an increase of $0.8 million related to straight-line rental revenue, and an increase of $0.4 million related to amortization of above- and below-market lease related intangible assets, offset by a decrease of $0.4 million related to amortization of lease incentives.

Total Operating Expenses. Total expenses increased by $19.7 million to $59.7 million for the nine months ended September 30, 2022 as compared to $40.0 million for the nine months ended September 30, 2021. The increase in operating expenses is primarily attributed to the increase in the number of operating properties with the most significant increases being depreciation and amortization expense, property-specific reimbursable expenses, stock-based compensation, and other general and administrative expenses associated with our growth, offset by fewer provisions for impairment. Total operating expenses include the following:

•Property Expenses. Property expenses increased $4.2 million to $8.2 million for the nine months ended September 30, 2022 from $4.0 million for the nine months ended September 30, 2021. The increase is primarily attributed to the increase in the real estate portfolio from 203 to 401 operating properties. The largest increases are from reimbursable property taxes of $1.9 million, reimbursable maintenance expense of $1.2 million, reimbursable insurance expense of $0.4 million, and a combined net increase in non-reimbursable expenses of $0.7 million.

•General and Administrative Expenses. General and administrative expenses increased $2.7 million to $13.6 million for the nine months ended September 30, 2022 from $10.9 million for the nine months ended September 30, 2021. The increase is primarily due to an increase in stock-based compensation expense of $1.0 million, an increase of in payroll expenses of $0.5 million, increases in professional and consulting expenses of $0.5 million, an increase of $0.2 million in corporate office rent, and additional combined net increases in other general expenses of $0.5 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $15.0 million to $36.1 million for the nine months ended September 30, 2022 from $21.1 million for the nine months ended September 30, 2021. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period primarily with associated increases in building depreciation expense of $6.5 million, in-place lease amortization expense of $5.2 million, building improvements depreciation expense of $2.7 million, and leasehold improvement depreciation expense of $0.5 million.

•Provision for Impairment. For the nine months ended September 30, 2022, we recorded a provision for impairment of $1.1 million on one property which was also sold during the period. For the nine months ended September 30, 2021, we recorded a provision for impairment of $3.5 million on three properties, all of which were previously classified as held-for-sale and sold before September 30, 2021. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs increased by $0.2 million to $0.7 million for the nine months ended September 30, 2022 from $0.5 million for the nine months ended September 30, 2021 which primarily relate to costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $3.0 million to $5.7 million for the nine months ended September 30, 2022 from $2.7 million for the nine months ended September 30, 2021. An increase of $2.0 million is attributed to the increase in the average balances outstanding under the Prior Revolver, an increase of $1.1 million and $0.4 million is attributed to interest incurred under the New Revolver and 2028 Term Loan, respectively, as a result of the New Credit Agreement, and an increase of $0.1 million is attributed to deferred financing cost amortization as a result of the New Credit Facility. This is offset by $0.4 million less of facility fees incurred for unused capacity and $0.2 million of increased capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $0.3 million to $2.2 million for the nine months ended September 30, 2022 from $2.5 million for the nine months ended September 30, 2021. The table below summarizes the properties sold for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Number of properties sold	4	9
Sales price, net of disposal costs	$13,837	$30,436
Gain on sales of real estate, net	$2,162	$2,452

Income tax expense. Income tax expense increased by $0.3 million to $0.4 million for the nine months ended September 30, 2022 from $0.1 million for the nine months ended September 30, 2021. The increase relates to provisions for federal and state income taxes on the financial results of NETSTREIT TRS.

Net income. Net income increased $4.3 million to $5.4 million for the nine months ended September 30, 2022 from a net loss of $1.1 million for the nine months ended September 30, 2021. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, including interest income associated with our mortgage loans receivable, in addition to decreases in provisions for impairment, offset by the impact of increases in depreciation and amortization expenses, increases in interest expense, and increases in general and administrative expenses, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowings under our Prior Credit Facility and New Credit Facility. As of September 30, 2022, we had the 2024 Term Loan, the 2028 Term Loan, and $30.0 million of borrowings outstanding under our New Revolver. Additionally, as of September 30, 2022, we had 10,350,000 shares that were unsettled under open forward equity contracts. We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program and the physical settlement of forward sales of our common stock, coupled with our cash flows from operations and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our New Revolver, and issuances of common stock, including settlement of existing forward sales agreements.

Contractual Obligations and Commitments

As of September 30, 2022, our contractual debt obligations primarily include the maturity of our 2024 Term Loan with the scheduled principal payment due on December 23, 2024, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, and repayment of borrowings on our New Revolver with a maturity of August 11, 2026. During the nine months ended September 30, 2022, we borrowed $365.0 million on our revolving credit facilities at a weighted average interest rate of 2.29%, of which $32.0 million was borrowed from the New Revolver to fully pay down the Prior Revolver, with remaining borrowings used to fund specifically identified property acquisitions. We also repaid $399.0 million on our revolving credit facilities, of which $200.0 million was used from the proceeds received in connection with the 2028 Term Loan.

The following table provides information with respect to our debt obligations and other commitments as of September 30, 2022 (in thousands):

	Payment Due by Period
	Total	From October 1, 2022 to December 31, 2022	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Obligations
2024 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
2024 Term Loan – Variable interest (1)	5,294	594	4,700	—	—
New Revolver – Borrowings	30,000	—	—	30,000	—
New Revolver – Variable interest	4,575	296	2,370	1,909	—
Facility Fee (2)	2,317	150	1,200	967	—
2028 Term Loan – Principal	200,000	—	—	—	200,000
2028 Term Loan – Variable interest (3)	41,636	1,940	15,522	15,522	8,652
Mortgage Note – Principal	8,536	38	317	348	7,833
Mortgage Note – Interest	1,901	97	756	726	322
Property development under contract	11,236	11,236	—	—	—
Corporate office lease obligations	6,532	111	1,150	1,289	3,982
Total	$487,027	$14,462	$201,015	$50,761	$220,789

(1)     Effective September 28, 2020, we entered into four interest rate hedges to fix the base interest rate (one-month LIBOR) on our 2024 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2024 Term Loan are based on the hedged fixed rate of 0.21% compared to the variable 2024 Term Loan one-month LIBOR rate as of September 30, 2022 of 2.56%, plus the applicable margin of 1.15% based on the $175.0 million 2024 Term Loan outstanding through the maturity date of December 23, 2024.
(2)     We are subject to a facility fee of 0.15% on our New Revolver.
(3) Effective August 11, 2022, we entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of September 30, 2022 of 2.51%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.

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

Additionally, in the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of September 30, 2022, the Company had commitments to fund properties under development totaling $11.2 million, all of which is expected to be funded over the next six months.

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Historical Cash Flow Information

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$38,706	$19,206
Investing activities	(381,188)	(271,963)
Financing activities	351,069	187,758

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $19.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $21.4 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $109.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to acquisition increases of $37.0 million, investments in mortgage loans receivable of $46.5 million, increases in real estate development and improvements of $6.0 million, increases in earnest money deposits of $2.7 million, and $16.6 million fewer proceeds received in connection with the sale of real estate.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $163.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributed to proceeds received upon execution of the New Credit Agreement, which included $200.0 million from the 2028 Term Loan and initial proceeds of $32.0 million from the New Revolver, all of which were used to fully pay down the Prior Revolver. The increase is further attributed to incremental net borrowings of $149.0 million under the revolving credit facilities and an increase in net proceeds of $24.8 million received from the issuance of common stock (as further described in “Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity” in the Company’s condensed consolidated financial statements). The increase is offset by $6.6 million more of dividends and distributions paid in 2022 than the prior period and $3.8 million of deferred financing costs paid in relation to the New Credit Facility.

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

During the three and nine months ended September 30, 2022, the Company recognized franchise and other state and local tax expenses which are included in general and administrative and recognized state and federal income tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$1,419	$2,944	$5,395	$1,055
Depreciation and amortization of real estate	13,241	7,994	35,701	20,843
Provisions for impairment	—	—	1,114	3,539
Gain on sale of real estate, net	(143)	(1,955)	(2,162)	(2,452)
FFO	14,517	8,983	40,048	22,985
Adjustments:
Gain on insurance proceeds	—	—	(36)	—
Core FFO	14,517	8,983	40,012	22,985
Adjustments:
Straight-line rent adjustments	(272)	(244)	(1,144)	(707)
Amortization of deferred financing costs	239	157	553	471
Amortization of loan origination costs	28	—	59	—
Amortization of above/below market lease intangibles	(444)	(182)	(1,021)	(609)
Amortization of lease incentives	131	23	377	26
Capitalized interest expense	(115)	(24)	(218)	(38)
Non-cash compensation expense	1,302	1,025	3,645	2,623
AFFO	$15,386	$9,738	$42,263	$24,751

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$1,419	$2,944	$5,395	$1,055
Depreciation and amortization of real estate	13,241	7,994	35,701	20,843
Amortization of above/below market lease intangibles	(444)	(182)	(1,021)	(609)
Amortization of lease incentives	131	23	377	26
Non-real estate depreciation and amortization	166	79	436	234
Interest expense, net	3,017	895	5,708	2,693
Income tax expense	171	—	356	50
Amortization of loan origination costs	28	—	59	—
EBITDA	17,729	11,753	47,011	24,292
Adjustments:
Provision for impairments	—	—	1,114	3,539
Gain on sale of real estate, net	(143)	(1,955)	(2,162)	(2,452)
EBITDAre	17,586	9,798	45,963	25,379
Adjustments:
Straight-line rent adjustments	(272)	(244)	(1,144)	(707)
Gain on insurance proceeds	—	—	(36)	—
Non-cash compensation expense	1,302	1,025	3,645	2,623
Adjusted EBITDAre	$18,616	$10,579	$48,428	$27,295

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

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$1,419	$2,944	$5,395	$1,055
General and administrative	4,552	3,776	13,608	10,904
Depreciation and amortization	13,407	8,074	36,137	21,078
Provisions for impairment	—	—	1,114	3,539
Transaction costs	51	132	704	464
Interest expense, net	3,017	895	5,708	2,693
Gain on sales of real estate, net	(143)	(1,955)	(2,162)	(2,452)
Income tax expense	171	—	356	50
Interest income on mortgage loans receivable	(674)	—	(1,671)	—
Other income	—	—	(36)	—
NOI	21,800	13,866	59,153	37,331
Straight-line rent adjustments	(272)	(244)	(1,144)	(707)
Amortization of above/below market lease intangibles	(444)	(182)	(1,021)	(609)
Amortization of lease incentives	131	23	377	26
Cash NOI	$21,215	$13,463	$57,365	$36,041

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of September 30, 2022, we had total indebtedness of approximately $175.0 million under the 2024 Term Loan, $200.0 million under the 2028 Term Loan, and $30.0 million of borrowings under the New Revolver, all of which are floating rate debt with a variable interest rate. For the three and nine months ended September 30, 2022, we had average daily outstanding borrowings on our revolving credit facilities of $137.1 million and $135.1 million, respectively.
On September 28, 2020 and August 11, 2022 and effective through the maturity dates of December 23, 2024 and February 11, 2028, respectively, the Company entered into interest rate derivative contracts in order to hedge its market interest risk associated with the 2024 Term Loan and the 2028 Term Loan, respectively. The interest rate derivative contracts convert the variable rate debt on the term loans to a fixed interest rate (as further described in “Note 6 – Debt” in the Company’s condensed consolidated financial statements). Additionally, we will occasionally fund acquisitions through the use of our New Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio. During the year, we also funded acquisitions through the use of our Prior Revolver, which was fully paid down in conjunction with the execution of the New Credit Agreement. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the New Revolver during 2022, which assumes a 1% adverse change in the interest rate as of September 30, 2022, the estimated market risk exposure for the New Revolver was approximately $0.1 million.

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

The Company’s 2024 Term Loan, which matures on December 23, 2024, is indexed to LIBOR, and provides for procedures for determining an alternative base rate. The Company continues to monitor and evaluate the related risks, including future negotiations with lenders and other counterparties. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

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

3.2	Articles of Amendment of NETSTREIT Corp. (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

3.3	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on August 21, 2020).

10.1#
Credit Agreement, dated as of August 11, 2022, by and between NETSTREIT Corp., NETSTREIT, L.P., the several financial institutions party thereto, PNC Bank, National Association, Wells Fargo Bank, National Association and U.S. Bank, National Association, Capital One, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, TD Bank, N.A., and Truist Bank, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2022).

10.2*#
Conformed Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp., the financial institutions party thereto, Wells Fargo Bank, National Association, KeyBank National Association and Capital One, National Association, Trust Bank, Bank of Montreal, U.S. Bank National Association, PNC Bank, National Association and Regions Bank (reflecting the inclusion of amendment provisions of all amendments to the Credit Agreement through Amendment No. 6, dated September 7, 2022).

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

NETSTREIT Corp.

October 27, 2022	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 27, 2022	/s/ ANDREW BLOCHER
Date	Andrew Blocher
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

October 27, 2022	/s/ PATRICIA GIBBS
Date	Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)