Form 10-K
period 2022-12-31
NETSTREIT Corp.
filed 2023-02-23
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $946.7 million based on the closing sale price of the registrant’s common stock on that day as reported by the New York Stock Exchange. Excludes shares of the registrant’s common stock held as of such date by officers and directors that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 21, 2023, we had 58,031,879 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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

•global market and economic conditions;

•risks inherent in the real estate business, including tenant defaults, illiquidity of real estate investments, potential liability relating to environmental matters and potential damages from natural disasters;

•our ability to successfully execute our property acquisition or development strategies;

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report. The following is only a summary of the principal risks associated with an investment in our Class A common stock. Material risks that may adversely affect our business, financial condition or results of operations included, but are not limited to, the following:

•global market and economic conditions, which may materially and adversely affect us and our tenants;

•risks related to the ownership of commercial real estate;

•our ability to successfully execute our acquisition or development strategies;

•the ability of our tenants to successfully operate their businesses;

•our assessment that certain businesses are e-commerce resistant and recession-resilient;

•the availability of external sources of capital on commercially reasonable terms or at all;

•our level of indebtedness, which could materially affect our financial position, and restrictions and covenants contained in our debt agreements;

•risks associated with geographic and tenant concentrations in our portfolio;

•our ability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all;

•defaults on our mortgage loans receivable;

•competition for tenants;

•the loss of key management personnel;

•our ability to successfully manage the transition associated with the resignation of our former Chief Financial Officer and the appointment of a new Chief Financial Officer;

•failures, weakness, interruptions or breaches in the security of our information systems or those of our vendors;

•any adverse impact of the ongoing COVID-19 pandemic and the future outbreak of other highly infectious diseases;

•liabilities arising under environmental laws;

•failure to qualify or maintain qualification as a REIT for U.S. federal income tax purposes;

•the ability of our board of directors to revoke our REIT qualification without stockholder approval; and

•the designation of the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.

Item 1. Business

Business Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of December 31, 2022, our portfolio consisted of 427 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 80 different tenants, across 25 retail sectors in 43 states. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of December 31, 2022, our portfolio was 100% occupied and generated ABR1 of $99.2 million with a weighted average remaining lease term (“WALT”) of 9.5 years, which we believe provides us with a strong, stable source of recurring cash flow from our portfolio. Approximately 63% of our ABR is from investment grade credit rated tenants and an additional 17% of our ABR is derived from tenants with an investment grade profile. We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity (with such subsidiary making up at least 50% of the parent company total revenue), with a credit rating of BBB- (S&P), Baa3 (Moody’s) or NAIC2 (National Association of Insurance Commissioners (“NAIC”)) or higher. Tenants with investment grade profile metrics have more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s or NAIC. Investment grade and investment grade profile tenants historically have exhibited a strong track record of making scheduled rental payments and demonstrating defensive, consistent performance through multiple cycles. See “Item 2 – Properties” for additional information about the properties in our portfolio.

We were formed as a Maryland corporation on October 11, 2019 and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NTST” on August 13, 2020. We are structured as an umbrella partnership real estate investment trust (a “REIT”), meaning that we own our properties and conduct our business through our operating partnership, directly or through limited partnerships, limited liability companies or other subsidiaries. NETSTREIT GP, LLC, a wholly-owned subsidiary of the Company, is the sole general partner of our operating partnership. As of December 31, 2022, we owned 99.1% of the limited partnership interests in our operating partnership. Beginning with our short taxable year ended December 31, 2019, we elected to be treated and qualify as a REIT for U.S. federal income tax purposes.

2022 Financing Activities

Debt Refinancing Transaction

On August 11, 2022, we entered into a credit agreement (the “New Credit Agreement”) related to our sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “New Revolver”, and together with the 2028 Term Loan, the “New Credit Facility”). The New Credit Facility may be increased by $400.0 million in the aggregate.

The New Revolver refinanced and upsized our existing $250.0 million senior unsecured revolving credit facility (“Prior Revolver”) pursuant to the credit agreement, dated as of December 23, 2019, governing such facility (the “Prior Credit Agreement”).

We used the proceeds from the borrowings made under the New Revolver on the closing date to repay in full our Prior Revolver. The remaining and future proceeds of the loans under the New Credit Facility will be used for general corporate purposes, including acquisitions. Our $175.0 million senior unsecured term loan (“2024 Term Loan”) under the Prior Credit Agreement, which matures in December 2024, remained outstanding upon the closing of the New Credit Facility.

The 2028 Term Loan matures on February 11, 2028 and the New Revolver matures on August 11, 2026, subject to extension of up to one year. Borrowings under the New Credit Facility are repayable at our option in whole or in part without premium or penalty. Borrowings under the New Revolver may be repaid and reborrowed from time to time prior to the maturity date.

1 Annualized base rent (“ABR”), is calculated by multiplying (i) cash rental payments (a) for the month ended December 31, 2022 (or, if applicable, the next full month's cash rent contractually due in the case of rent abatements, recently acquired properties, and properties with contractual rent increases, other than properties under development) for leases in place as of December 31, 2022, plus (b) for properties under development, the first full month's permanent cash rent contractually due after the development period by (ii) 12.

January Follow-On Offering

In January 2022, we completed a registered public offering of 10,350,000 shares of our common stock at a public offering price of $22.25 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of our common stock. As of September 29, 2022, we had fully physically settled the forward sale agreements (by the delivery of shares of common stock) at a price of $22.25 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of the forward sale agreements of $215.5 million, net of underwriting discounts and offering costs of $14.8 million.

August Follow-On Offering

In August 2022, we completed a registered public offering of 10,350,000 shares of common stock at a public offering price of $20.20 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of common stock. We did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than August 3, 2023. We may, at our election, cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so over the prescribed offering period. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances.

On December 30, 2022, we settled 2,973,944 shares of common stock at a price of $20.20 per share in connection with the forward sale agreements. We received net proceeds from the settlement of $56.7 million, net of underwriting discounts and offering costs of $3.4 million. As of December 31, 2022, 7,376,056 shares remained unsettled under the forward sale agreements.

ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. During 2022, we issued 276,060 shares of common stock at a weighted average price of $21.02 per share in connection with the ATM Program for net proceeds of approximately $5.5 million, net of sales commissions and offering costs of $0.3 million. In aggregate, we have issued 4,128,496 shares of common stock at a weighted average price of $23.21 per share in connection with the ATM Program for net proceeds of approximately $94.5 million, net of sales commissions and offering costs of $1.3 million. We have $154.2 million remaining gross proceeds available for future issuances of shares of our common stock under the ATM Program.

General Investment Criteria

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As we continue to grow our portfolio, we seek to acquire single-tenant, retail commercial real estate net leased on a long-term basis (at least ten years) to high credit quality tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. Our current strategy targets a portfolio that, over time, will:

•derive no more than (i) 5% of its ABR from any single tenant or property, (ii) 15% of its ABR from any single retail sector, (iii) 15% of its ABR from any single state and (iv) 50% of its ABR from its top 10 tenants;

•be primarily leased to tenants operating in businesses we believe to be e-commerce resistant and resilient through all economic cycles;

•have at least 60% of its tenants with an investment grade rating; and

•have a WALT that approximates 10 years.

While we consider the foregoing when making investments, we will be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return. In addition, we may purchase assets for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant. We intend to engage in investment activities in a manner that is consistent with the maintenance of our status as a REIT for U.S. federal income tax purposes.

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

The current market for retail net leased properties is fragmented and decentralized. The relatively small transaction size of retail net lease properties, combined with the locations of many of these properties outside of primary markets, can be a deterrent for larger, institutional buyers that seek to deploy greater amounts of capital in larger markets and in assets that generate greater ABR per property. We generally target properties with a purchase price between $1 million and $10 million, a segment of the market that we believe is undercapitalized and where we can maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition while increasing our revenue diversification. We also selectively review larger properties with a purchase price in excess of $10 million, which are typically leased to investment grade tenants like Walmart and Home Depot, when we believe the acquisition will be accretive to the quality of our portfolio. The average purchase price of a property in our portfolio as of December 31, 2022 was $3.5 million, our ABR per property is approximately $232 thousand, and our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods.

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

Investment Strategy

In addition to acquiring single-tenant net leased retail properties subject to an existing stabilized long term lease, we will continue to grow our portfolio through a multi-faceted investment strategy, which includes “blend and extend” acquisitions, build-to-suit and reverse build-to-suit transactions, sale-leaseback transactions and investments in fully collateralized mortgage loans receivable. Each of these types of transactions or acquisitions offers unique benefits to our business:

•Existing stabilized leases: In existing stabilized lease transactions, we acquire single-tenant net leased operating assets subject to an existing long-term lease through our relationships with current owners, our extensive brokerage network or our developer relationships.

•Blend-and-extend: In blend-and-extend acquisitions, we acquire a single-tenant commercial property with an existing short-term lease, then extend the lease term to at least ten years. Blend-and-extend acquisitions allow us to acquire properties at a lower basis and get long-term site commitments from tenants.

•Build-to-suit: In build-to-suit transactions, we secure development financing for a single-tenant commercial property pursuant to executing a long-term lease. Build-to-suit transactions allow us to leverage our extensive developer relationships to partner on opportunities.

•Reverse build-to-suit: In reverse build-to-suit transactions, the tenant acts as the developer and constructs the property with the project financed by the landlord. Both build-to-suit and reverse build-to-suit transactions allow us to acquire the property at lower cost in exchange for long lease terms and higher entry capitalization rates.

•Sale-leaseback: Sale-leaseback transactions allow us to acquire a single-tenant commercial property used by the seller with a simultaneous long-term lease of the property back to the seller. In sale-leaseback transactions, we strive to set rents at sustainable levels and get long-term site commitments from tenants.

•Mortgage loans receivable: Investments are made by issuing fully collateralized mortgage loans to the owner of a property, with the property serving as collateral for the loans. These mortgage loans allow us to receive a fixed rate of return and generally provide us an option to acquire the property at predetermined pricing and dates.

We believe this multi-faceted investment strategy will provide us with greater flexibility to opportunistically build our portfolio and differentiate us from other public REITs pursuing a more limited investment strategy.

Investment Origination Process

Our current investment pipeline has been, and our investments going forward will be, identified by our senior management team, led by our Chief Executive Officer, Mark Manheimer, supplemented by our entire acquisitions team. Our acquisition team has developed a broad network of long-standing relationships. Our ability to efficiently deploy capital is a direct result of our management team's extensive network of industry relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we utilize to source a robust pipeline of attractive marketed and off-market investment opportunities through which we have deployed capital, acquiring 354 single-tenant retail net leased properties with an aggregate purchase price of $1.3 billion since our formation in December 2019 (excluding our property development acquisitions). We believe our relationship-based sourcing strategy will continue to generate a sustainable pipeline of opportunities to drive growth and achieve scale through the efficient deployment of capital raised in our capital markets offerings. In addition, we plan to continue to leverage our developer relationships to partner on build-to-suit opportunities with triple-net leases and desirable tenants. We believe our developer partnerships on build-to-suit projects, which provide higher yields than acquisitions, will differentiate us from our competitors without development expertise.

Underwriting and Portfolio Management

The Company assesses its investments and actively manages its existing portfolio using a three-part underwriting and risk management strategy with an emphasis on credit and real estate that includes:

•Tenant Credit Underwriting: We review corporate level financial information, assess business risks, including barriers to entry and technology risks. As part of this analysis, we look for tenants that operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. We then review the tenant's investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants. and review investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants.

•Real Estate Valuation: We assess the underlying key real estate metrics of each property, including location and demographics that will support both tenant financial health, including market rents, and a market for alternative use, re-leasing or redevelopment, when necessary. We believe implementation of this underwriting and risk management criteria will continue to build a portfolio that provides a strong, stable source of recurring cash flow.

•Unit-Level Profitability: We analyze and/or estimate unit-level profitability and cost variability to determine the likelihood of each location sustainably operating as a profit center.

Finally, we use our active portfolio management strategy to (i) regularly review each of our properties for changes in unit performance, tenant credit and local real estate conditions, (ii) identify properties that do not meet our disciplined underwriting strategy, diversification objectives or risk management criteria, including rent coverage ratios below 2.0x or likelihood of non-renewal upon lease expiration, and (iii) opportunistically dispose of those properties and reinvest the proceeds in tax-deferred exchanges under Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended, (the “Code”), that will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. Since June 2018, we have disposed of 64 properties totaling $194.2 million in aggregate sales price and improved portfolio performance by diversifying tenant concentration and improving key metrics such as tenant credit quality, WALT and geographic diversity.

Capital Allocation Strategy

We seek to maintain a capital structure that provides us with flexibility to manage our business and scale our platform through targeted acquisitions, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns. As of December 31, 2022, we had $113.0 million of borrowings outstanding under our $400.0 million New Revolver as well as $175.0 million outstanding under the 2024 Term Loan and $200.0 million outstanding under the 2028 Term Loan. We intend to target a conservative net debt to EBITDAre leverage ratio of 4.5x to 5.5x, excluding the impact of any forward undrawn equity, to best position the Company for growth, and we intend to capitalize on our leading origination, underwriting, financing, documentation and property processes to improve our efficiency. As we grow, we anticipate having access to the investment grade debt and equity capital markets to maintain a prudent balance between debt and equity financing.

In addition, we seek to make investments that generate strong current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We intend to augment that income with internal growth through a target dividend payout ratio that will permit some free cash flow reinvestment. We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments. Additionally, our WALT of 9.5 years as of December 31, 2022 and superior underwriting and portfolio monitoring capabilities, which reduce default losses, are intended to make our cash flows highly stable.

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

Human Capital Management

As of December 31, 2022, we have 30 full-time employees. Our staff is mostly comprised of professional employees engaged in origination, underwriting, closing, financial reporting, portfolio management and capital markets activities essential to our business.

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

◦Diversity, equity, and inclusion. We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. We have adopted a Diversity, Equity and Inclusion Policy to outline our diversity, equity and inclusion goals, commitment, initiatives and monitoring practices. As of December 31, 2022, our workforce was approximately 53% male and 47% female, and women represented approximately 25% of our senior management team. The ethnicity of our workforce at the end of 2022 was approximately 77% white, 10% Asian, 10% Black, and 3% Hispanic. As part of our effort to attract a more diverse candidate base, we partner with local universities and organizations in our recruiting efforts with a focus on recruitment of candidates that are underserved in our industry.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes as well as other information filed with the SEC from time to time. The risks described below are those which we believe are the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Business and Properties

Global market and economic conditions may materially and adversely affect us and our tenants.

Changes in global or national economic conditions, such as the global economic and financial market downturn and the conflict in Ukraine, may cause or continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, higher interest rates, increased inflation, increases in the rate of default and bankruptcy and lower consumer and business spending, which could materially and adversely affect us. For example, the current and continued macro-economic conditions of high inflation and rising interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find attractive, which has reduced our ability to acquire properties at our historical rate with attractive terms. Other potential consequences of changes in economic and financial conditions include: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses than the tenant can afford to pay and tenant defaults under the lease; current or potential tenants may delay or postpone entering into long-term leases with us; continuing increased costs of acquiring new properties on attractive terms; inability to borrow on terms and conditions that we find to be acceptable, which could continue to reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

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

Our ability to expand our portfolio through property acquisitions requires us to identify and complete acquisitions or investment opportunities on attractive terms that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. As discussed above, the current and continued macro-economic conditions of high inflation and rising interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find acceptable, which has reduced our ability to acquire properties at our historical rate with attractive terms. Additionally, our ability to successfully operate acquired properties may be constrained by risks associated with the ownership of real estate. As a result, we may not be able to implement our investment and acquisition strategies successfully. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. Because we may invest in markets other than the ones in which our current properties are located or properties which may be leased to tenants other than those to which we have historically leased properties, we may also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to our management team.

Our development activities related to our build-to-suit projects are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals and the cost and timely completion of construction (including risks from factors beyond our control, such as weather or labor conditions or material shortages). Additionally, new development may involve risks related to construction delays or costs overruns that may increase anticipated project costs. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows we expect from build-to-suit projects, which could have an adverse effect on our financial condition.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.

Each of our properties is leased by a single tenant. Therefore, we believe that the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, global market and economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant's products or services or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means that, as of December 31, 2022, we owned numerous properties leased by the same entity (or related group of entities), including CVS, Walgreens, Dollar General, Hobby Lobby, 7-Eleven, Advance Auto Parts, Sam’s / Walmart, Lowe’s, Dollar Tree / Family Dollar and Best Buy. To the extent we own numerous properties leased and/or operated by one entity (or related group of entities), the general failure of that single entity (or related group of entities) or a loss or significant decline in its business could materially and adversely affect us.

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

Our assessment that certain businesses are e-commerce resistant and recession-resilient may prove to be incorrect.

We primarily invest in properties leased to tenants in industries where a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants' businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

A substantial number of our properties are leased to unrated tenants and the tools we use to determine the creditworthiness of our tenants may not be accurate.

As of December 31, 2022, 37.1% of our properties are leased to unrated or sub-investment grade tenants that we determine, through our disciplined underwriting and risk management strategy, to be creditworthy. This strategy includes reviewing corporate level financial information, assessing business risks and reviewing investment ratings or establishing a “shadow rating” using our proprietary credit modeling process for unrated tenants. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody's Investor Services, S&P Global Ratings, or another nationally recognized statistical rating organization. Our calculations of shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

As of December 31, 2022, our portfolio included substantial holdings in Illinois (8.7%), Texas (8.1%), Wisconsin (6.9%), Georgia (6.0%), Virginia (5.7%), Ohio (5.5%) and Pennsylvania (5.1%) based on ABR as of December 31, 2022. In addition, a significant portion of our portfolio holdings (based on ABR as of December 31, 2022) were located in the South (42.5%) and Midwest (33.3%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the regions, states or markets within such states in which we have a concentration of properties. An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

The top five tenants in our portfolio — CVS, Walgreens, Dollar General, Hobby Lobby and 7-Eleven — contributed 10.1%, 6.5%, 6.2%, 5.5%, and 4.6%, respectively, of our ABR as of December 31, 2022. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants, that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options or other tenant inducements will not be offered to attract new tenants. In addition, the loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be subject to an uncertain period of downtime without rental income, be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required or desire to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. If we are unable to renew leases, lease vacant space or re-lease space as leases expire, it could have a material adverse effect on us.

Defaults by borrowers on loans we originate could lead to losses.

Mortgage loans receivables are investments made by issuing first-lien mortgage loans to the owner of a property, with the property serving as collateral for the loans. These mortgage loans allow us to receive a fixed rate of return and generally provide us an option to acquire the property at predetermined pricing and dates. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating the property that serves as collateral for the loan. Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party's default. In the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property.

Some of our tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

Of the ABR of our portfolio as of December 31, 2022, 6.1% is operated by tenants under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchiser or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchiser's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

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

We are dependent on the efforts and performance of our key management, including Mark Manheimer, our Chief Executive Officer. We cannot guarantee we retain any of our executive leadership team and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, all of which could materially and adversely affect us.

If we do not successfully manage the transition associated with the resignation of our former Chief Financial Officer and the appointment of a new Chief Financial Officer, it could be viewed negatively by our tenants and stockholders and could have an adverse impact on our business.

On November 7, 2022, we announced that our board of directors planned to conduct a search process to identify and appoint a new permanent Chief Financial Officer. Our board of directors has commenced an active search to select our next Chief Financial Officer from internal and external candidates. If we are unable to attract and retain a qualified candidate to become our Chief Financial Officer in a timely manner, our ability to meet our financial and operational goals and strategic plans, as well as our financial performance, may be adversely impacted. It may also make it more difficult to retain and hire key employees. In addition, such leadership transitions can be inherently difficult to manage, and a poorly executed transition involving our new Chief Financial Officer may cause disruption to our business, including to our relationships with tenants, stockholders and employees.

Any material failure, weakness, interruption or breach in security of our information systems could prevent us from effectively operating our business.

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, malicious internet-based activity, online and offline fraud, and administrative or technical failures and other similar activities that threaten the confidentiality, integrity, and availability of our information technology systems, including those of the third parties upon which we rely, could result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy of our internal and external financial reporting. A failure or weakness in our information systems could materially and adversely affect us, and the remediation of any such problems could result in significant unplanned expenditures.

Our reliance on vendors could introduce new cybersecurity risks and vulnerabilities, and other threats to our business operations. We engage a variety of vendors to process and store data, some of which may be private or include personally identifiable information. We also depend on vendors to host certain of our systems and infrastructure. Our ability to monitor these vendors’ information security practices is limited, and these vendors may not have adequate information security measures in place. If our vendors experience a security incident or other interruption, we could experience adverse consequences, including harm to our business, results of operations and financial condition.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently and are often sophisticated in nature. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

The ongoing COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely affect us.

The ongoing COVID-19 pandemic has negatively impacted, and continues to negatively impact, the economy across many industries, including industries in which our tenants operate. The COVID-19 pandemic, including economic conditions surrounding the COVID-19 pandemic, has also exacerbated other risks disclosed in these “Risk Factors” including, but not limited to, the ability of our tenants to pay rent, our ability acquire properties on attractive terms or at all and our access to external sources of capital. There is uncertainty regarding the extent to which and how long the COVID-19 pandemic will continue to impact the global economy and the effect of the pandemic on our operations and those of our tenants will depend on future developments, which are uncertain and cannot be predicted with confidence. Closures by our tenants of their locations and early terminations by our tenants of their leases as a result of the COVID-19 pandemic or an outbreak of another highly infectious disease could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all. If the COVID-19 pandemic continues to have a negative impact on economic conditions, or there is an outbreak of another highly infectious disease the impacts economic conditions, we could be materially and adversely impacted.

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

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under Generally Accepted Accounting Principles (“GAAP”) if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations.

The form, timing and/or amount of dividend distributions in future periods may vary and be affected by economic and other considerations.

The form, timing and/or amount of dividend distributions will be authorized at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements applicable to REITs under the Code, Maryland law and other factors as our board of directors may consider relevant.

Risks Related to Financing our Business

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs, and we may not be able to obtain financing on favorable terms or at all. Any additional debt we incur may increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify as a REIT. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. In addition, if we are unable to obtain financing in order to make distributions required to maintain our qualification as a REIT, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2022, we had a $200.0 million senior unsecured term loan (the “2028 Term Loan”), a $175.0 million senior unsecured term loan (the “2024 Term Loan”) and $113.0 million of borrowings outstanding under our $400.0 million senior unsecured revolving credit facility (the “Revolver”). Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to meet our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness; counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross default provisions could result in a default on other indebtedness. In the future, we may enter into secured lending arrangements whereby lenders or mortgagees may foreclose on our properties or our interests in entities that our properties that secure their loans and receive an assignment of rents and leases if we were to default under such arrangements. The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Our debt financing agreements, including the Credit Agreements, contain or may contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

The Credit Agreements and other debt agreements we may enter into in the future contain or may contain financial and other covenants with which we are or will be required to comply and that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowings may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.

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

We believe that our organization and current proposed method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Meeting some of these requirements may involve the determination of various factual matters and circumstances not entirely within our control. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because: we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate; we could be subject to increased state and local taxes; and unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

Our operating partnership intends to qualify as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting purposes. We cannot assure you, however, that the Internal Revenue Service (“IRS”) will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If classified as a partnership, our operating partnership generally will not be a taxable entity and will not incur any U.S. federal income tax liability. However, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our operating partnership’s partnership units are not traded on an established securities market, the operating partnership’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our operating partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our operating partnership may not meet this qualifying income test. If our operating partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than the minimum amount specified under the Code. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries (“TRSs”), that is deemed to be held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits.

In addition, our TRSs will be subject to U.S. federal income tax and applicable state and local taxes on their net income. Any of these taxes would reduce our cash available for distribution to stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. For taxable years beginning before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the current maximum ordinary income tax rate of 37% applicable for taxable years beginning before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our common stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts certain acquisition and ownership levels of shares of our common stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of any class or series of our preferred stock, or more than 9.8% of the aggregate value of all of our outstanding stock. Our board of directors may grant exemptions from these limits to stockholders but may not grant an exemption that would result in our failing to qualify as a REIT. These waivers may be subject to initial and ongoing conditions intended to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to qualify as a REIT or that compliance with such restriction is no longer required in order for us to so qualify as a REIT.

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

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

If a transaction intended to qualify as a 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

In order to avoid potentially significant taxable gains upon the sale of properties that no longer meet our investment criteria, we intend to dispose of properties in 1031 Exchanges. The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, U.S. federal corporate income tax, possibly including interest and penalties. In addition, such recharacterization could result in such property sale, and potentially other property sales, being subject to the 100% penalty tax on net income from prohibited transactions. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax deferred basis.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of both income tests that apply to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in such TRS.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under the statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify or remain qualified as a REIT.

The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, which could result in statutory changes as well as frequent revisions to regulations and interpretations.

There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding potential future changes to the U.S. federal tax laws on an investment in our stock.

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
We are subject to various environmental laws that regulate the presence of asbestos containing materials (ACM), vapor intrusion, lead-based paint and other hazardous materials. Such laws may impose fines, penalties, or other obligations for failure to comply with these requirements or expose us to third-party liability.

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

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, stockholders’ and our ability to recover damages from such director or officer will be limited. In addition, our charter requires us to indemnify and advance expenses to our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

During the year ended December 31, 2022, we acquired 105 single-tenant retail net lease properties with an aggregate purchase price of $424.8 million. As of December 31, 2022, our diversified portfolio consisted of 427 single-tenant retail net leased properties spanning 43 states, with 80 different tenants represented across 25 retail sectors. As of December 31, 2022, our portfolio consisted of 8.5 million square feet and was 100% occupied.

As of December 31, 2022, our portfolio generated ABR of $99.2 million. As of December 31, 2022, our portfolio had a WALT of 9.5 years and consisted of approximately 63% and 17% of investment grade tenants and investment grade profile tenants, respectively, by ABR. As of December 31, 2022, none of our tenants represented more than 10.1% of our portfolio by ABR, and our top 10 largest tenants represented in aggregate 50.9% of our ABR. Eight of our top 10 tenants are publicly traded companies and nine have investment grade credit ratings, in addition to Hobby Lobby, an investment grade profile tenant.

Tenant Diversification

As of December 31, 2022, our 427 properties were operated by 80 different tenants, each representing a distinct brand or concept, with no one tenant representing more than 10.1% of our portfolio by ABR. The following table details information about our tenants as of December 31, 2022 (dollars in thousands):

Tenant(1)	Number of Properties	Square Feet	ABR	% of ABR	ABR per Square Foot	Weighted Average Lease Term(2)
CVS Health Corporation	32	391,097	$9,971	10.1%	$25.50	13.0
Walgreen Co.	22	324,851	6,428	6.5%	19.79	11.8
Dollar General Corporation	63	614,436	6,199	6.2%	10.09	9.3
Hobby Lobby Stores, Inc.	14	767,816	5,468	5.5%	7.12	9.8
7-Eleven, Inc.	20	69,968	4,611	4.6%	65.90	12.8
Advance Stores Company, Inc. (Advance Auto Parts)	40	286,706	3,900	3.9%	13.60	8.6
Wal-Mart Stores, Inc.	6	813,688	3,770	3.8%	4.63	6.8
Lowe's Companies, Inc.	4	501,771	3,578	3.6%	7.13	11.2
Dollar Tree Stores, Inc. / Family Dollar Stores, Inc.	33	318,479	3,367	3.4%	10.57	6.1
Best Buy Stores, L.P.	6	285,495	3,211	3.2%	11.25	4.5
Koninklijke Ahold Delhaize N.V. (Food Lion / Stop & Shop)	5	246,941	3,000	3.0%	12.15	6.3
MDSFEST, Inc. (Festival Foods)	2	201,527	2,719	2.7%	13.49	14.9
Floor & Décor Outlets of America, Inc.	2	164,770	2,615	2.6%	15.87	10.3
Big Lots Stores, Inc. / PNS Stores, Inc. (Big Lots)	10	372,948	2,543	2.6%	6.82	7.8
Ollie's Bargain Outlet, Inc.	10	373,976	2,435	2.5%	6.51	7.3
Winn-Dixie Stores, Inc.	4	213,830	2,356	2.4%	11.02	8.7
Home Depot U.S.A, Inc.	2	228,362	1,944	2.0%	8.51	4.7
Harbor Freight Tools USA, Inc.	13	259,303	1,884	1.9%	7.26	6.2
Dick's Sporting Goods, Inc.	1	81,780	1,636	1.6%	20.00	10.1
Tractor Supply Company	7	172,446	1,596	1.6%	9.25	10.5
Top 20 Subtotal	296	6,690,190	73,231	73.8%	10.95	9.7
Other	131	1,780,304	25,952	26.2%	14.58	9.1
Total / Weighted Average(2)	427	8,470,494	$99,183	100%	$11.71	9.5

(1) Represents tenant or guarantor.
(2) Weighted by ABR.

Tenant Industry Diversification

The majority of our portfolio is comprised of properties leased to tenants operating in defensive retail industries, with 86.2% of our ABR as of December 31, 2022 coming from necessity, service-oriented, and/or discount industries. Necessity-based industries are those that are considered essential by consumers and include sectors such as home improvement, auto parts, drug stores, general retail, and grocers. Service-oriented industries consist of retailers that provide services rather than goods, including, for example, convenience stores, quick service and casual dining restaurants, and tire and auto services. Discount retailers offer a low price point and consist of off-price and dollar stores.

The breakdown of our necessity-based retail, service-oriented, discount-focused, and other, non-defensive retail industries by sector and by percentage of ABR as of December 31, 2022 is set forth below (dollars in thousands):

		ABR(1)		Gross Leasable Area
Tenant Industry and Sector	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Necessity-Based Retail
Drug Stores & Pharmacies (2)	54	$16,399	16.5%	715,948	8.5%
Grocery	23	12,760	12.9%	1,124,125	13.3%
Home Improvement (2)	33	11,969	12.1%	1,281,342	15.1%
Auto Parts	61	5,526	5.6%	481,156	5.7%
General Retail	6	3,708	3.7%	829,233	9.8%
Healthcare	12	2,352	2.4%	87,126	1.0%
Farm Supplies	7	1,596	1.6%	172,446	2.0%
Banking	3	457	0.5%	9,668	0.1%
Wholesale Warehouse Club	1	417	0.4%	110,858	1.3%
Total Necessity-Based Retail	200	55,185	55.6%	4,811,902	56.8%
Service-Oriented Industry
Convenience Stores	24	5,353	5.4%	95,070	1.1%
Quick Service Restaurants	18	2,923	2.9%	52,778	0.6%
Automotive Service	15	1,634	1.6%	95,557	1.1%
Health and Fitness	1	985	1.0%	33,616	0.4%
Casual Dining	5	767	0.8%	25,790	0.3%
Equipment Rental and Leasing	5	679	0.7%	49,275	0.6%
Total Service-Oriented Industry	68	12,342	12.4%	352,086	4.2%
Discount-Focused Industry
Dollar Stores (2)	96	9,566	9.6%	932,915	11.0%
Discount Retail (2)	32	8,357	8.4%	1,093,487	12.9%
Total Discount-Focused Industry	128	17,923	18.1%	2,026,402	23.9%
Defensive Retail Industries	396	85,450	86.2%	7,190,390	84.9%
Other, Non-Defensive Industries
Arts & Crafts	14	5,468	5.5%	767,814	9.1%
Consumer Electronics	6	3,211	3.2%	285,495	3.4%
Specialty	2	1,719	1.7%	46,593	0.6%
Sporting Goods	1	1,636	1.6%	81,780	1.0%
Furniture Stores	2	885	0.9%	47,101	0.6%
Apparel	4	481	0.5%	39,126	0.5%
Gift, Novelty, and Souvenir Shops	1	200	0.2%	8,081	0.1%
Home Furnishings	1	134	0.1%	4,114	—%
Total Other, Non-Defensive	31	13,733	13.8%	1,280,104	15.1%
Total, All Industries	427	$99,183	100.0%	8,470,494	100.0%

(1) Certain figures in this table may not foot due to rounding.
(2) The Home Improvement industry has two properties and the Drug Stores & Pharmacies, Dollar Stores, and Discount Retail industries all have one property that reside in NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), representing an aggregate of approximately 1.1% of ABR.

Geographic Diversification

The following table presents ABR by state for our portfolio as of December 31, 2022 (dollars in thousands):

		ABR		Gross Leasable Area
Tenant State	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Illinois	23	$8,663	8.7%	536,614	6.3%
Texas	35	8,022	8.1%	433,723	5.1%
Wisconsin	21	6,874	6.9%	701,272	8.3%
Georgia	28	5,949	6.0%	727,868	8.6%
Virginia	9	5,674	5.7%	256,267	3.0%
Ohio	33	5,427	5.5%	621,721	7.3%
Pennsylvania	23	5,102	5.1%	364,305	4.3%
New York	16	4,674	4.7%	529,016	6.2%
Louisiana	10	4,187	4.2%	333,184	3.9%
California	13	4,174	4.2%	190,390	2.2%
Indiana	18	4,126	4.2%	315,248	3.7%
Michigan	19	3,616	3.6%	376,498	4.4%
Mississippi	14	3,203	3.2%	445,102	5.3%
Alabama	18	3,119	3.1%	236,266	2.8%
Florida	17	2,507	2.5%	121,810	1.4%
North Carolina	11	2,277	2.3%	321,469	3.8%
Arizona	5	1,837	1.9%	161,661	1.9%
New Mexico	7	1,516	1.5%	86,726	1.0%
Washington	3	1,399	1.4%	116,222	1.4%
Nevada	6	1,379	1.4%	135,547	1.6%
Other(1)	98	15,458	15.6%	1,459,585	17.2%
Total	427	$99,183	100.0%	8,470,494	100.0%

(1) Includes 23 states each generating less than 1.38% of annualized base rent.

Lease Terms and Expirations

Our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods. As of December 31, 2022, the leases in our portfolio had a WALT of 9.5 years, with no lease expiring prior to September 2024. The following table illustrates contractual lease expirations within the Company's portfolio as of December 31, 2022, assuming no exercise of contractual extension options (dollars in thousands):

		ABR		Gross Leasable Area
Year	Number of Leases	Dollars	% of Total	Square Feet	% of Total
2023	—	$—	—%	—	—%
2024	2	293	0.3%	34,820	0.4%
2025	10	2,826	2.8%	376,674	4.4%
2026	16	3,099	3.1%	331,751	3.9%
2027	21	5,145	5.2%	474,863	5.6%
2028	36	7,295	7.4%	756,144	8.9%
2029	53	8,169	8.2%	708,273	8.4%
2030	41	9,870	10.0%	1,055,336	12.5%
2031	66	12,353	12.5%	1,204,370	14.2%
2032	33	9,052	9.1%	1,280,409	15.1%
2033	27	5,224	5.3%	349,619	4.1%
2034	26	9,591	9.7%	338,916	4.0%
2035	23	8,206	8.3%	428,117	5.1%
2036	27	5,894	5.9%	328,062	3.9%
2037	29	7,589	7.7%	613,634	7.2%
Thereafter	17	4,578	4.6%	189,506	2.2%
Total	427	$99,183	100.0%	8,470,494	100.0%

Developments

As of December 31, 2022, the Company had 12 development projects completed or under construction. Actual and anticipated total costs for these projects are approximately $51.8 million and are included in the following completed or commenced projects:

Tenant Industry	Land Acquired	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Discount Retail	5/18/2021	Fond Du Lac, WI	Build-to-Suit	10 years	1/1/2022	Complete
Home Improvement	7/8/2021	Sioux Falls, SD	Build-to-Suit	12 years	3/19/2022	Complete
Arts & Crafts	5/18/2021	Fond Du Lac, WI	Build-to-Suit	10 years	5/16/2022	Complete
Discount Retail	2/8/2021	Yuma, AZ	Build-to-Suit	10 years	6/14/2022	Complete
Dollar Stores	11/12/2021	Woodland, AL	Build-to-Suit	10 years	8/1/2022	Complete
Discount Retail	12/3/2021	Sheboygan, WI	Build-to-Suit	10 years	10/27/2022	Complete
Arts & Crafts	12/3/2021	Sheboygan, WI	Build-to-Suit	10 years	Second quarter 2023	Complete
Arts & Crafts	12/29/2021	D'Iberville, MS	Build-to-Suit	15 years	First quarter 2023	Under Construction
Arts & Crafts	12/30/2021	Winder, GA	Build-to-Suit	15 years	First quarter 2023	Under Construction
Discount Retail	3/30/2022	Alpena, MI	Build-to-Suit	10 years	Third quarter 2023	Under Construction
Home Improvement	10/24/2022	Bossier City, LA	Build-to-Suit	12 years	Third quarter 2023	Under Construction
TBD (1)	8/23/2021	Sumter, SC	Redevelopment	TBD	TBD	Redevelopment Property

(1) In August 2021, we acquired an undeveloped property with the intent to develop and lease to an identified tenant at acquisition. The build-to-suit agreement was terminated in 2021 and we have made efforts to identify a new tenant. As of December 31, 2022, we have identified a new tenant and are in build-to-suit lease negotiations.

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

PART II — OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record, and Distribution Policy

Our common stock is traded on the NYSE under the symbol “NTST.” As of February 21, 2023 there were 58,031,879 shares of our common stock issued and outstanding which were held by approximately 42 stockholders of record. In addition, as of February 21, 2023 there were 513,467 outstanding Class A units of limited partnership of the operating partnership (“Class A OP Units”) which are convertible into shares of our common stock on a one-for-one basis. In addition, there are no remaining Class B units of limited partnership of the operating partnership (“Class B OP Units”), which have all been converted into shares of our common stock prior to 2022.

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

During the years ended December 31, 2022 and 2021, we declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 2, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.20	June 1, 2022	9,588	June 15, 2022
July 26, 2022	0.20	September 1, 2022	10,073	September 15, 2022
October 25, 2022	0.20	December 1, 2022	10,984	December 15, 2022
	$0.80		$39,533

Year Ended December 31, 2021
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2021	$0.20	March 15, 2021	$5,687	March 30, 2021
April 27, 2021	0.20	June 1, 2021	7,890	June 15, 2021
July 27, 2021	0.20	September 1, 2021	7,916	September 15, 2021
October 26, 2021	0.20	December 1, 2021	8,702	December 15, 2021
	$0.80		$30,195

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares our cumulative total stockholder return based on the market price of our common stock, assuming dividends are reinvested, with the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the NAREIT US Equity REIT Index for the period beginning August 13, 2020 (the date our common stock began trading on the NYSE exchange) and ending December 31, 2022. The graph assumes an investment of $100 on August 13, 2020.

Total Shareholder Return Performance
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
Index Value
8/13/2020
12/31/2020
12/31/2021
12/31/2022
Period Ended
NETSTREIT Corp.
S&P 500
NAREIT US EQUITY REIT Index

	Period Ending
Index	8/13/2020	12/31/2020	12/31/2021	12/31/2022
NETSTREIT Corp.	$100.00	$111.58	$136.05	$113.24
S&P 500	$100.00	$112.05	$144.21	$118.08
NAREIT US EQUITY REIT Index	$100.00	$106.04	$149.84	$112.46

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the year ended December 31, 2021 and the year ended December 31, 2020, which is incorporated herein by reference.

Business Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of December 31, 2022, our portfolio consisted of 427 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 80 different tenants, across 25 retail sectors in 43 states. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of December 31, 2022, our portfolio was 100% occupied and generated ABR of $99.2 million with a weighted average remaining lease term (“WALT”) of 9.5 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio. Approximately 63% of our ABR is from investment grade credit rated tenants and an additional 17% of our ABR is derived from tenants with an investment grade profile.

2022 Debt Refinancing Transaction

On August 11, 2022, we entered into a credit agreement (the “New Credit Agreement”) related to our sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “New Revolver” and together with the 2028 Term Loan, the “New Credit Facility”). The New Credit Facility may be increased by $400.0 million in the aggregate.

The New Revolver refinanced and upsized our existing $250.0 million senior unsecured revolving credit facility (“Prior Revolver”) pursuant to the credit agreement, dated as of December 23, 2019, governing such facility (the “Prior Credit Agreement”).

We used the proceeds from the borrowings made on the closing date to repay in full our Prior Revolver. The remaining and future proceeds of the loans under the New Credit Facility will be used by us and our subsidiaries for general corporate purposes, including acquisitions. Our $175.0 million senior unsecured term loan (“2024 Term Loan”) under the Prior Credit Agreement, which matures in December 2024, remained outstanding upon the closing of the New Credit Facility.

The 2028 Term Loan matures on February 11, 2028 and the New Revolver matures on August 11, 2026, subject to extension of up to one year. Borrowings under the New Credit Facility are repayable at our option in whole or in part without premium or penalty. Borrowings under the New Revolver may be repaid and reborrowed from time to time prior to the maturity date.

January 2022 Follow-On Offering

On January 13, 2022, we completed a registered public offering of 10,350,000 shares of our common stock at a public offering price of $22.25 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of our common stock. As of September 29, 2022, we had fully physically settled the forward sale agreements (by the delivery of shares of common stock) throughout 2022 at a price of $22.25 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of the forward sale agreements of $215.5 million, net of underwriting discounts and offering costs of $14.8 million.

August 2022 Follow-On Offering

On August 8, 2022, we completed a registered public offering of 10,350,000 shares of common stock at a public offering price of $20.20 per share. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of common stock. We did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than August 3, 2023. We may, at our election, cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so over the prescribed offering period. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances.

On December 30, 2022, we settled 2,973,944 shares of common stock at a price of $20.20 per share in connection with the forward sale agreements. We received net proceeds from the settlement of $56.7 million, net of underwriting discounts and offering costs of $3.4 million. As of December 31, 2022, 7,376,056 shares remained unsettled under the forward sale agreements.

ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of its common stock in registered transactions. During 2022, we issued 276,060 shares of common stock at a weighted average price of $21.02 per share in connection with the ATM Program for net proceeds of approximately $5.5 million, net of sales commissions and offering costs of $0.3 million. In aggregate, we have issued 4,128,496 shares of common stock at a weighted average price of $23.21 per share in connection with the ATM Program for net proceeds of approximately $94.5 million, net of sales commissions and offering costs of $1.3 million. We have $154.2 million remaining gross proceeds available for future issuances of shares of our common stock under the ATM Program.

Results of Operations

Overall

We continued to grow our assets held for investment during 2022 by increasing our property portfolio from 328 properties as of December 31, 2021 to 430 properties as of the end of December 31, 2022. This includes five real estate development projects owned by the Company and two properties fully collateralized by investments in mortgage loans receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $272.2 million, the issuance of common stock under the ATM Program in an amount of $5.5 million and net borrowings of $185.0 million on our revolving credit facilities during 2022.

Acquisitions

During 2022, we acquired 105 properties for a total purchase price of $424.8 million, inclusive of $4.2 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. These properties are located in 29 states with a WALT of approximately 10.6 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 6.6%.

Development

During 2022, we invested $22.0 million in our property developments, including the acquisition of two new build-to-suit projects with an initial purchase price of $1.8 million. In addition, we completed development on six projects and reclassified approximately $23.1 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. The remaining five developments are expected to be substantially completed with rent commencing at various points throughout 2023 and the first quarter of 2024. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2022. The underwritten weighted-average capitalization rate on our year to date completed developments was approximately 6.7%.

Dispositions

During 2022, we sold seven properties for a total sales price, net of disposal costs, of $25.5 million, recognizing a gain of $4.1 million.

Investment in Mortgage Loans Receivable

On January 26, 2022, we executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however we have the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loans receivable, net in the accompanying consolidated balance sheets as of December 31, 2022.

On June 30, 2022, we executed a fully collateralized $6.0 million loan receivable with a stated interest rate of 6.5%. The scheduled maturity date is June 30, 2023, however the Company has the right, subject to certain terms and conditions, to purchase the underlying collateralized properties. The loan receivable is collateralized by real estate that is leased by two separate tenants, one of which is an investment grade profile tenant. The funds provided under the loan, in addition to loan origination costs of less than $0.1 million, are included in loans receivable, net in the accompanying consolidated balance sheets as of December 31, 2022.

Economic and Financial Environment

The average inflation rate for the twelve months ended December 31, 2022 was 6.5% which is a near 40-year high. While the Federal Reserve has been continuing to raise interest rates in an effort to lower inflation, the pace at which it may continue to do so is unclear leading to uncertainties in the financing market and a volatile economy.

In the commercial real estate market, property prices generally continue to fluctuate which may impact our investment capitalization rates and operating costs. Likewise, during certain periods, including the current market, the credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

The following table sets forth our operating results for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Revenues
Rental revenue (including reimbursable)	$93,934	$59,140
Interest income on loans receivable	2,345	—
Total revenues	96,279	59,140
Operating expenses
Property	11,695	5,803
General and administrative	19,053	14,810
Depreciation and amortization	50,075	30,807
Provisions for impairment	1,114	3,539
Transaction costs	839	700
Total operating expenses	82,776	55,659
Other income (expense)
Interest expense, net	(9,181)	(3,700)
Gain on sales of real estate, net	4,148	2,997
Other income, net	131	431
Total other expense, net	(4,902)	(272)
Net income before income taxes	8,601	3,209
Income tax expense	(396)	(59)
Net income	$8,205	$3,150

Revenue. Revenue for the year ended December 31, 2022 increased by $37.2 million to $96.3 million from $59.1 million for the year ended December 31, 2021. This is primarily due to an increase in the real estate portfolio from 318 operating properties as of January 1, 2021 to 423 operating properties as of December 31, 2022. The increase includes an increase in cash rental receipts of $28.4 million, combined with net increases of property expense reimbursements of $5.5 million, of which $2.5 million, $2.4 million, and $0.6 million was related to estimated tax reimbursements, estimated common area maintenance reimbursements, and estimated insurance reimbursements, respectively. Additionally, the increase includes a $0.6 million increase related to straight-line rental revenue, an increase of $0.6 million related to amortization of above- and below-market lease related intangible assets, offset by a decrease of $0.4 million related to amortization of lease incentives. Lastly, $2.3 million relates to an increase of interest income on mortgage loans receivable.

Total Operating Expenses. Total expenses increased by $27.1 million to $82.8 million for the year ended December 31, 2022 as compared to $55.7 million for the year ended December 31, 2021. The increase in operating expenses is primarily attributed to the increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, property-specific reimbursable and non-reimbursable expenses, stock-based compensation, payroll and severance costs, and other general and administrative expenses associated with our growth, offset by a decrease in provisions for impairment. Total operating expenses include the following:

•Property Expenses. Property expenses increased $5.9 million to $11.7 million for the year ended December 31, 2022 from $5.8 million for the year ended December 31, 2021. The increase is primarily attributed to the increase in the real estate portfolio from 318 to 423 operating properties, including combined net increases of reimbursable property expenses of $4.6 million, of which $2.5 million, $1.5 million, and $0.6 million was related to reimbursable property taxes, reimbursable common area maintenance costs and reimbursable insurance costs, respectively. Additionally, the increase includes combined net increases of non-reimbursable property expenses of $1.0 million, of which $0.6 million was related to common area maintenance costs.
•General and Administrative Expenses. General and administrative expenses increased $4.3 million to $19.1 million for the year ended December 31, 2022 from $14.8 million for the year ended December 31, 2021. The increase is primarily due to a net increase in stock-based compensation expense of $1.1 million, which includes $0.7 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock units held by the former Chief Financial Officer, offset by a decrease of $0.7 million of stock-based compensation expense due to forfeiture of certain restricted stock units held by the former Chief Financial Officer upon his resignation. Additionally, the increase includes an increase of $0.9 million related to payroll expenses associated with increased headcount, an increase of $0.8 million associated with severance paid upon resignation of the former Chief Financial Officer, an increase of $0.4 million of corporate office rent, and a combined net increase of $1.5 million associated with other general expenses which include professional, legal, and consulting services, travel, recruiting, and other costs, offset by a $0.3 million reduction in bonus expense. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased by $19.3 million to $50.1 million for the year ended December 31, 2022 from $30.8 million for the year ended December 31, 2021. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $8.5 million, in-place lease amortization expense of $6.5 million, building improvements depreciation expense of $3.6 million, leasehold improvement depreciation expense of $0.5 million, and other corporate assets depreciation expense of $0.2 million.

•Provisions for impairment. For the year ended December 31, 2022, we recorded a provision for impairment of $1.1 million on one property which was also sold during the year. For the year ended December 31, 2021, we recorded provisions for impairment of $3.5 million on three properties, all of which were previously classified as held-for-sale and sold before December 31, 2021. These impairments and subsequent disposals relate to our plan of strategically identifying properties that can be re-leased or disposed of in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs increased by $0.1 million to $0.8 million for the year ended December 31, 2022 from $0.7 million for the year ended December 31, 2021, which primarily relates to increases in costs incurred for abandoned acquisitions.
Interest Expense. Interest expense increased by $5.5 million to $9.2 million for the year ended December 31, 2022 from $3.7 million for the year ended December 31, 2021. Notwithstanding the rising interest rates, an increase of $1.8 million is attributed to the increase in the average balances outstanding under the Prior Revolver, an increase of $1.1 million and $3.0 million is attributed to interest incurred under the New Revolver and 2028 Term Loan, respectively, as a result of the New Credit Agreement, an increase of $0.2 million is attributed to deferred financing cost amortization as a result of the New Credit Facility and an increase of $0.1 million is attributed to interest incurred under the mortgage note payable. This is offset by $0.4 million less of facility fees incurred for unused capacity and $0.3 million of increased capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $1.1 million to $4.1 million for the year ended December 31, 2022 from $3.0 million for the year ended December 31, 2021. The table below summarizes the properties sold for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Number of properties sold	7	9
Sales price, net of disposal costs	$25,515	$31,119
Gain on sales of real estate, net	$4,148	$2,997

Other income, net. The change in other income, net is primarily related to the $0.4 million loss recorded in 2021 as a result of property damage sustained from Hurricane Ida, which was offset by insurance proceeds received of $0.8 million, all of which occurred in the prior year. Additionally, approximately $0.1 million of property damages were recorded in the current year.

Income tax expense. Income tax expense increased by $0.3 million for year ended December 31, 2022. The increase relates to provisions for federal and state income taxes on the financial results of NETSTREIT Management TRS, LLC (“NETSTREIT TRS”).

Net Income. Net income increased $5.0 million to $8.2 million for the year ended December 31, 2022 from $3.2 million for the year ended December 31, 2021. Net income increased primarily due to the growth in the size of our real estate investment portfolio, which generated additional rental revenues, including interest income associated with our mortgage loans receivable, in addition to decreases in provisions for impairment, offset by the impact of increases in depreciation and amortization expenses, increases in interest expense, and increases in general and administrative expenses, as set forth above.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowings under our 2024 Term Loan, 2028 Term Loan and New Revolver. As of December 31, 2022, we had $175.0 million outstanding principal amount of the 2024 Term Loan, $200.0 million outstanding principal amount of the 2028 Term Loan, and $113.0 million of borrowings outstanding under our New Revolver. Additionally, as of December 31, 2022, we had 7,376,056 shares that were unsettled under open forward equity contracts. We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program and the physical settlement of forward sales of our common stock, coupled with our cash flows from operations and available borrowing capacity under the New Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our New Revolver and issuances of common stock, including settlement of existing forward sales agreements.

Contractual Obligations and Commitments

As of December 31, 2022, our contractual debt obligations primarily include the maturity of our 2024 Term Loan with the scheduled principal payment due on December 23, 2024, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, and repayment of borrowings on our New Revolver with a maturity of August 11, 2026. During the year ended December 31, 2022, we borrowed $515.0 million on our revolving credit facilities at a weighted average interest rate of 2.59%, of which $32.0 million was borrowed from the New Revolver to fully pay down the Prior Revolver, with remaining borrowings used to fund specifically identified property acquisitions. We also repaid $466.0 million on our revolving credit facilities, of which $200.0 million was used from the proceeds received in connection with the 2028 Term Loan.
The following table provides information with respect to our debt obligations and other commitments as of December 31, 2022 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Obligations
2024 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
Term Loan – Variable interest (1)	4,700	2,376	2,324	—	—
New Revolver – Borrowings	113,000	—	—	113,000	—
New Revolver – Variable interest	22,112	6,124	12,247	3,741	—
Facility Fee (2)	2,167	600	1,200	367	—
2028 Term Loan – Principal	200,000	—	—	—	200,000
2028 Term Loan – Variable Interest (3)	39,696	7,761	15,522	15,522	891
Mortgage Note – Principal	8,498	155	332	8,011	—
Mortgage Note – Interest	1,805	382	742	681	—
Property development under contract	10,150	10,150	—	—	—
Tenant Improvement Allowances	4,089	2,726	1,363	—	—
Corporate office lease obligations	6,420	533	1,253	1,323	3,311
Total	$587,637	$30,807	$209,983	$142,645	$204,202

(1) Effective September 28, 2020, we entered into four interest rate hedges to fix the base interest rate (one-month LIBOR) on our 2024 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2024 Term Loan are based on the hedged fixed rate of 0.21% compared to the variable 2024 Term Loan one-month LIBOR rate as of December 31, 2022 of 4.12%, plus the applicable margin of 1.15% based on the $175.0 million 2024 Term Loan outstanding through the maturity date of December 23, 2024.
(2) We are subject to a facility fee of 0.15% on our New Revolver.
(3) Effective August 11, 2022, we entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2022 of 4.12%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has an initial noncancellable term of 10.3 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of December 31, 2022, we had commitments to fund properties under development totaling $10.2 million, all of which is expected to be funded over the next 12 months.

Credit Facilities

On August 11, 2022, we entered into a sustainability-linked senior unsecured credit facility consisting of (i) our $200.0 million 2028 Term Loan and (ii) our $400.0 million New Revolver. The New Credit Facility may be increased by $400.0 million in the aggregate.

The New Revolver refinanced and increased the available borrowing capacity under our $250.0 million Prior Revolver pursuant to the Prior Credit Agreement.

We used the proceeds from the borrowings made on the closing date of the New Credit Facility to repay the Prior Revolver. Remaining and future borrowings under the New Revolver will be used for general corporate purposes of the Company and our subsidiaries, including acquisitions. Our $175.0 million 2024 Term Loan under the Prior Credit Agreement, which matures in December 2024, remained outstanding upon the closing of the New Credit Facility.

The 2028 Term Loan matures on February 11, 2028 and the New Revolver matures on August 11, 2026, subject to extension of up to one year. Borrowings under the New Credit Facility are repayable at our option in whole or in part without premium or penalty. Borrowings under the New Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date we obtain an investment grade rating, interest rates are based on our consolidated total leverage ratio, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on our consolidated total leverage ratio and (B) in the case of the New Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio.

After the date we obtain an investment grade rating, interest rates are based on our investment grade rating, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60%, based on our investment grade rating, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.00% to 0.60%, based on our investment grade rating and (B) in the case of the New Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.725% to 1.40%, based on our investment grade rating, or (ii) a Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 0.00% to 0.40%, based on our investment grade rating.

Additionally, we will incur a facility fee based on the total commitment amount of $400.0 million under the New Revolver. Prior to the date we obtain an investment grade rating, the applicable facility fee will range from 0.15% to 0.30% based on our consolidated total leverage ratio. After the date we obtain an investment grade rating, the applicable facility fee will range from 0.125% to 0.30% based on our investment grade rating.

The New Credit Facility also contains a sustainability-linked pricing component pursuant to which we will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of our annualized base rent attributable to tenants with commitments or quantifiable targets for reduced greenhouse gas emission in accordance with the standards of the Science Based Targets initiative (“SBTi”).

We have also fully hedged the 2028 Term Loan with an all-in interest rate of 3.88%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

In December 2019, we entered into the Prior Credit Agreement for a senior credit facility consisting of the Prior Revolver and the 2024 Term Loan (collectively, the “Prior Credit Facility”).

The 2024 Term Loan matures on December 23, 2024 and the Prior Revolver was set to mature on December 23, 2023, subject to extension up to one year, prior to the Company using the proceeds from the New Credit Facility to repay the Prior Revolver in full. Interest rates under the Prior Credit Facility are based on our consolidated total leverage ratio, and are determined for the 2024 Term Loan by either (i) LIBOR, plus a margin ranging from 1.15% to 1.60%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Prior Credit Facility), plus a margin ranging from 0.15% to 0.60%, based on our consolidated total leverage ratio. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

Effective September 28, 2020, the Company entered into an interest rate derivative contract to fix the base interest rate (one-month LIBOR) on our 2024 Term Loan. The total interest rate includes the fixed base interest rate of 0.21% plus a leverage-based margin of 1.15%. The interest rate hedge is further described in “Note 7 - Derivative Financial Instruments.”

During the third quarter of 2022, we executed an amendment to the Prior Credit Agreement that governs the 2024 Term Loan, which conformed financial covenants and event of default materiality thresholds to align with those under the New Credit Facility and added a carve-out to the derivatives contracts negative covenant to permit forward sale transactions.

In January 2023, we executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to SOFR. Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, we converted our four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%. See also “Note 14 – Subsequent Events – LIBOR to SOFR Transition.”

As of December 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Historical Cash Flow Information

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$50,647	$31,478
Investing activities	(468,361)	(430,128)
Financing activities	480,654	313,610

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $19.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $28.4 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $38.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to investments in mortgage loans receivable of $46.5 million, increases in real estate development and improvements of $2.5 million, and $5.6 million fewer proceeds received in connection with the sale of real estate. The increase is offset by $16.5 million less spent on the acquisition of real estate.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $167.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributed to proceeds received upon execution of the New Credit Agreement, which included $200.0 million from the 2028 Term Loan and initial proceeds of $32.0 million from the New Revolver, all of which were used to fully pay down the Prior Revolver. The increase is further attributed to incremental net borrowings of $185.0 million under the revolving credit facilities. The increase is offset by $5.4 million less of net proceeds received from the issuance of common stock (as further described in “Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity” in the Company’s consolidated financial statements), $8.9 million more of dividends and distributions paid in 2022 than the prior year, and $3.8 million of deferred financing costs paid in relation to the New Credit Facility.

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

During the years ended 2022 and 2021, the Company recognized franchise and other state and local tax expenses, which are included in general and administrative and recognized state and federal income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations and comprehensive income.

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

Impairment of Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset group is no longer recoverable. Examples of events or changed circumstances may include, but are not limited to, significant changes in real estate market conditions, estimated residual values, our ability or expectation to re-lease properties that are vacant or become vacant or a reduction in the expected holding period of a property. If indicators are present, we will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring severance and related charges, and gain on insurance proceeds (“Adjusted EBITDAre”), net operating income (“NOI”) and cash net operating income (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. These include non-recurring severance and related charges and gain on insurance proceeds.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$8,205	$3,150
Depreciation and amortization of real estate	49,498	30,491
Provisions for impairment	1,114	3,539
Gain on sales of real estate, net	(4,148)	(2,997)
FFO	54,669	34,183
Adjustments:
Non-recurring severance and related charges	848	—
Gain on insurance proceeds	(126)	(438)
Core FFO	55,391	33,745
Adjustments:
Straight-line rent adjustments	(1,286)	(1,082)
Amortization of deferred financing costs	891	627
Amortization of loan origination costs	88	—
Amortization of above/below market lease intangibles	(1,430)	(808)
Amortization of lease incentives	541	122
Capitalized interest expense	(452)	(78)
Non-cash compensation expense	4,774	3,703
AFFO	$58,517	$36,229

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring severance and related charges, and gain on insurance proceeds.

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$8,205	$3,150
Depreciation and amortization of real estate	49,498	30,491
Amortization of above/below market lease intangibles	(1,430)	(808)
Amortization of lease incentives	541	122
Non-real estate depreciation and amortization	577	316
Interest expense, net	9,181	3,700
Income tax expense	396	59
Amortization of loan origination costs	88	—
EBITDA	67,056	37,030
Adjustments:
Provisions for impairment	1,114	3,539
Gain on sales of real estate, net	(4,148)	(2,997)
EBITDAre	64,022	37,572
Adjustments:
Straight-line rent adjustments	(1,286)	(1,082)
Non-recurring severance and related charges	848	—
Gain on insurance proceeds	(126)	(438)
Non-cash compensation expense	4,774	3,703
Adjusted EBITDAre	$68,232	$39,755

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, and other income (or expense). We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease intangibles and lease incentives to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$8,205	$3,150
General and administrative	19,053	14,810
Depreciation and amortization	50,075	30,807
Provisions for impairment	1,114	3,539
Transaction costs	839	700
Interest expense, net	9,181	3,700
Gain on sales of real estate, net	(4,148)	(2,997)
Income tax expense	396	59
Interest income on mortgage loans receivable	(2,345)	—
Other income	(131)	(431)
NOI	82,239	53,337
Straight-line rent adjustments	(1,286)	(1,082)
Amortization of above/below market lease intangibles	(1,430)	(808)
Amortization of lease incentives	541	122
Cash NOI	$80,064	$51,569

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of December 31, 2022, we had total indebtedness of approximately $175.0 million under the 2024 Term Loan, $200.0 million under the 2028 Term Loan, and $113.0 million of borrowings under the New Revolver, all of which are floating rate debt with a variable interest rate. For the years ended December 31, 2022 and 2021, we had average daily outstanding borrowings on our revolving credit facilities of $109.5 million and $12.4 million, respectively.
On September 28, 2020 and August 11, 2022 and effective through the maturity dates of December 23, 2024 and February 11, 2028, respectively, we entered into interest rate derivative contracts in order to hedge our market interest risk associated with the 2024 Term Loan and the 2028 Term Loan, respectively. The interest rate derivative contracts convert the variable rate debt on the term loans to a fixed interest rate (as further described in “Note 6 - Debt” in our consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our New Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. During the year, we also funded acquisitions through the use of our Prior Revolver, which was fully paid down in conjunction with the execution of the New Credit Agreement. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on our revolving credit facilities during 2022, which assumes a 1% adverse change in the interest rate as of December 31, 2022, the estimated market risk exposure was approximately $1.1 million.

Our 2024 Term Loan, which matures on December 23, 2024, is indexed to LIBOR, and provides for procedures for determining an alternative base rate. On January 27, 2023, we executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”). Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, we converted our four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%. See also “Note 14 – Subsequent Events – LIBOR to SOFR Transition.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited NETSTREIT Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedules III and IV (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chicago, Illinois
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NETSTREIT Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of indicators for potential impairment of long-lived asset groups

As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group is no longer recoverable. As of December 31, 2022 the Company has $1,262.5 million of real estate held for investment, net. The evaluation of the indicators of potential impairment relies upon certain management assumptions, including the anticipated holding period for a real estate investment property.

We identified the evaluation of indicators for potential impairment of long-lived asset groups as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the reasonableness of Company’s intent and ability to hold long-lived asset groups for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process, including a control related to the identification of indicators of potential impairment. We inquired of and obtained representations from Company officials and inspected documents, such as meeting minutes of the investment committee and the board of trustees and its sub-committees, to evaluate the Company’s intent and ability to hold long-lived asset groups for particular periods of time. We read external communications with investors to identify information regarding potential sales of the Company’s long-lived asset groups.

Evaluation of the fair value of land and building in certain real estate asset acquisitions

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired real estate properties in asset acquisitions during 2022 for a total purchase price of $424.8 million, of which $104.7 million and $268.6 million were allocated to land and buildings, respectively. The purchase price of an asset acquisition is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. In estimating fair values of land and building, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm.

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

Chicago, Illinois
February 23, 2023

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Real estate, at cost:
Land	$401,146	$299,935
Buildings and improvements	907,084	626,457
Total real estate, at cost	1,308,230	926,392
Less accumulated depreciation	(62,526)	(30,669)
Property under development	16,796	17,896
Real estate held for investment, net	1,262,500	913,619
Assets held for sale	23,208	2,096
Mortgage loans receivable, net	46,378	—
Cash, cash equivalents and restricted cash	70,543	7,603
Lease intangible assets, net	151,006	124,772
Other assets, net	52,057	20,351
Total assets	$1,605,692	$1,068,441
Liabilities and equity
Liabilities:
Term loans, net	$373,296	$174,330
Revolving credit facility	113,000	64,000
Mortgage note payable, net	7,896	—
Lease intangible liabilities, net	30,131	23,316
Liabilities related to assets held for sale	406	—
Accounts payable, accrued expenses and other liabilities	22,540	16,980
Total liabilities	547,269	278,626
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 58,031,879 and 44,223,050 shares issued and outstanding as of December 31, 2022 and 2021, respectively	580	442
Additional paid-in capital	1,091,514	809,724
Distributions in excess of retained earnings	(66,937)	(35,119)
Accumulated other comprehensive income	23,673	4,123
Total stockholders’ equity	1,048,830	779,170
Noncontrolling interests	9,593	10,645
Total equity	1,058,423	789,815
Total liabilities and equity	$1,605,692	$1,068,441

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue (including reimbursable)	$93,934	$59,140	$33,727
Interest income on loans receivable	2,345	—	—
Total revenues	96,279	59,140	33,727
Operating expenses
Property	11,695	5,803	2,569
General and administrative	19,053	14,810	11,340
Depreciation and amortization	50,075	30,807	15,459
Provisions for impairment	1,114	3,539	2,690
Transaction costs	839	700	3,169
Total operating expenses	82,776	55,659	35,227
Other income (expense)
Interest expense, net	(9,181)	(3,700)	(4,741)
Gain on sales of real estate, net	4,148	2,997	6,213
Gain on forfeited earnest money deposit	—	—	250
Other income (expense), net	131	431	(10)
Total other expense, net	(4,902)	(272)	1,712
Net income before income taxes	8,601	3,209	212
Income tax expense	(396)	(59)	—
Net income	8,205	3,150	212
Net income (loss) attributable to noncontrolling interests	88	104	(518)
Preferred stock dividends	—	—	42
Net income attributable to common stockholders	$8,117	$3,046	$688
Amounts available to common stockholders per common share:
Basic	$0.16	$0.08	$0.04
Diluted	$0.16	$0.08	$0.01
Weighted average common shares:
Basic	49,517,977	36,999,459	17,322,182
Diluted	50,431,822	38,672,565	21,157,996
Other comprehensive income:
Net income	$8,205	$3,150	$212
Change in value on derivatives, net	19,758	4,057	253
Total comprehensive income	$27,963	$7,207	$465
Comprehensive income attributable to noncontrolling interests	296	273	(500)
Comprehensive income attributable to common stockholders	$27,667	$6,934	$965
The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	8,860,760	$89	$164,416	$28	$—	$164,533	$87,899	$252,432
Issuance of preferred stock, net of issuance costs	125	104	—	—	—	—	—	104	—	104
Issuance of common stock in private offering, net of issuance costs	—	—	2,936,885	29	54,530	—	—	54,559	—	54,559
Dividends declared and paid on preferred stock	—	—	—	—	—	(8)	—	(8)	—	(8)
Issuance of common stock in initial public offering, net of issuance costs	—	—	13,681,561	136	227,165	—	—	227,301	—	227,301
Redemption of preferred stock upon initial public offering	(125)	(104)	—	—	—	(34)	—	(138)	—	(138)
Redemption of OP Units and issuance of common stock in initial public offering	—	—	255,268	3	5,027	—	—	5,030	(5,030)	—
Dividends and distributions declared on common stock and OP units	—	—	—	—	—	(8,057)	—	(8,057)	(777)	(8,834)
Dividends declared on restricted stock	—	—	—	—	—	(123)	—	(123)	—	(123)
OP Units converted to common stock	—	—	2,441,869	24	47,593	—	—	47,617	(47,617)	—
Vesting of restricted stock units	—	—	34,600	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(7,398)	—	(137)	—	—	(137)	—	(137)
Stock-based compensation	—	—	—	—	2,452	—	—	2,452	—	2,452
Other comprehensive income	—	—	—	—	—	—	235	235	18	253
Net income (loss)	—	—	—	—	—	730	—	730	(518)	212
Balance at December 31, 2020	—	$—	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
Issuance of common stock in public offerings, net of issuance costs	—	—	14,768,124	148	282,997	—	—	283,145	—	283,145
OP Units converted to common stock	—	—	1,189,098	12	22,482	—	—	22,494	(22,494)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(30,195)	—	(30,195)	(1,109)	(31,304)
Dividends declared on restricted stock	—	—	—	—	—	(513)	—	(513)	—	(513)
Vesting of restricted stock units	—	—	84,790	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(22,507)	—	(504)	—	—	(504)	—	(504)
Stock-based compensation, net	—	—	—	—	3,704	7	—	3,711	—	3,711
Other comprehensive income	—	—	—	—	—	—	3,888	3,888	169	4,057
Net income	—	—	—	—	—	3,046	—	3,046	104	3,150
Balance at December 31, 2021	—	$—	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offerings, net of issuance costs	—	—	13,600,004	135	296,027	—	—	296,162	—	296,162
Offering and related costs of common stock	—	—	—	—	(18,444)	—	—	(18,444)	—	(18,444)
OP Units converted to common stock	—	—	49,317	—	929	—	—	929	(929)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	—	—	(39,533)	—	(39,533)	(419)	(39,952)
Dividends declared on restricted stock	—	—	—	—	—	(522)	—	(522)	—	(522)
Vesting of restricted stock units	—	—	234,108	3	(3)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	—	—	(74,600)	—	(1,477)	—	—	(1,477)	—	(1,477)
Stock-based compensation, net	—	—	—	—	4,758	120	—	4,878	—	4,878
Other comprehensive income	—	—	—	—	—	—	19,550	19,550	208	19,758
Net income	—	—	—	—	—	8,117	—	8,117	88	8,205
Balance at December 31, 2022	—	$—	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$8,205	$3,150	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,075	30,807	15,459
Amortization of deferred financing costs	862	627	621
Amortization of above/below-market assumed debt	29	—	—
Noncash revenue adjustments	(2,466)	(1,769)	(2,192)
Stock-based compensation expense	4,758	3,704	2,452
Gain on sales of real estate, net	(4,148)	(2,997)	(6,213)
Gain on forfeited earnest money deposit	—	—	(250)
Provisions for impairment	1,114	3,539	2,690
Gain on involuntary conversion of building and improvements	(126)	(438)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(6,193)	(1,061)	(1,511)
Accounts payable, accrued expenses and other liabilities	1,215	1,738	3,374
Lessee improvement obligations	—	(1)	(1,893)
Lease incentive payments	(2,678)	(5,821)	—
Net cash provided by operating activities	50,647	31,478	12,749
Cash flows from investing activities
Acquisitions of real estate	(424,794)	(441,328)	(408,584)
Real estate development and improvements	(22,402)	(19,896)	(2,033)
Investment in mortgage loans receivable	(46,466)	—	—
Earnest money deposits	868	(219)	466
Purchase of computer equipment and other corporate assets	(1,208)	(732)	(51)
Proceeds from sale of real estate	25,515	31,119	48,069
Proceeds from the settlement of property-related insurance claims	126	928	—
Net cash used in investing activities	(468,361)	(430,128)	(362,133)
Cash flows from financing activities
Issuance of common stock in public offerings, net	277,718	283,145	227,301
Issuance of common stock in private offering, net	—	—	54,559
Issuance of preferred stock, net	—	—	104
Payment of common and preferred stock dividends	(39,533)	(30,195)	(8,065)
Payment of OP unit distributions	(419)	(1,109)	(777)
Payment of restricted stock dividends	(339)	(34)	(10)
Redemption of preferred stock, net	—	—	(138)
Proceeds from term loans	200,000	—	—
Principal payments on mortgages payable	(48)	—	—
Proceeds under property development incentives	755	—	—
Proceeds under revolving credit facilities	515,000	150,000	50,000
Repayments under revolving credit facilities	(466,000)	(86,000)	(50,000)
Repurchase of common stock for tax withholding obligations	(1,478)	(504)	(137)
Deferred offering costs	(1,220)	(1,693)	—
Deferred financing costs	(3,782)	—	(129)
Net cash provided by financing activities	480,654	313,610	272,708
Net change in cash and cash equivalents	62,940	(85,040)	(76,676)
Cash, cash equivalents and restricted cash at beginning of the period	7,603	92,643	169,319
Cash, cash equivalents and restricted cash at end of the period	$70,543	$7,603	$92,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,218	$2,993	$4,212
Cash paid for income taxes	$129	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$403	$506	$113
Cash flow hedge change in fair value	$19,758	$4,057	$253
Accrued capital expenditures and real estate development and improvements costs	$2,473	$2,962	$375
Mortgage note assumed at fair value	$7,913	$—	$—
Involuntary conversion of building and improvements and change in related insurance proceeds receivable	$—	$490	$—
Operating lease right-of-use asset and liability added for corporate office, excluding $0.9 million non-cash lease incentive received	$—	$4,493	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

NETSTREIT Corp. (the “Company”) was incorporated on October 11, 2019 as a Maryland corporation and commenced operations on December 23, 2019. The Company conducts its operations through NETSTREIT, L.P., a Delaware limited partnership (the “Operating Partnership”). NETSTREIT GP, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership.

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of December 31, 2022, the Company owned or had investments in 430 properties, located in 43 states.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income is reduced by the portion of net income attributable to noncontrolling interests.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets:

Buildings	13 – 35 years
Building improvements	15 years
Tenant improvements	Shorter of the term of the related lease or useful life
Acquired in-place leases or leasing commissions	Remaining terms of the respective leases
Assembled workforce	3 years
Computer equipment and other corporate assets	3 – 5 years

Depreciation and amortization amounts for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation on real estate held for investment and computer equipment and other corporate assets	$33,883	$21,073	$10,716
Amortization on acquired in-place lease and assembled workforce intangible assets and leasing commission costs	16,192	9,734	4,743
Total depreciation and amortization expense	$50,075	$30,807	$15,459

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

Assets Held for Sale

The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, asset location and tenant operation type (e.g., tenant or retail sector). Real estate assets held for sale are expected to be sold within twelve months. Properties classified as held for sale, including the related intangibles, in the consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, the Company has not reclassified results of operations for properties disposed during the years ended December 31, 2022, 2021, and 2020 or held for sale as discontinued operations as of December 31, 2022 or December 31, 2021, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of December 31, 2022 and December 31, 2021, there were eleven and one properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total provision for impairment	$1,114	$3,539	$2,690
Number of properties: (1)
Classified as held for sale	—	—	2
Disposed within the period	1	3	3
(1) Includes the number of properties that were impaired and classified as held for sale as of year-end or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the consolidated balance sheets. The Company had $4.7 million of restricted cash as of December 31, 2022, and no restricted cash as of December 31, 2021.

The Company’s bank balances as of December 31, 2022 and 2021 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of December 31, 2022 and December 31, 2021, the Company had an immaterial reserve for uncollectible amounts specific to uncharged reimbursable expenses.

Mortgage Loans Receivable

The Company holds loans receivable, which are mortgage loans secured by real estate, for long-term investment. Loans receivable are carried at amortized cost. As of the year ended December 31, 2022, the Company held two senior secured first-lien mortgage loans receivable.

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

Stock-Based Compensation

The Company has a share-based compensation award program for its employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company classifies stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718 and ASC 480. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

Forward Equity Sales

The Company sells shares of common stock through forward sale agreements from time to time to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments), while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

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

Transaction Costs

Transaction costs represent costs incurred to facilitate the Company’s formation transactions and initial public offering in addition to non-capitalizable acquisition related expenses, including costs associated with abandoned acquisitions. There were no offering costs expensed for the years ended December 31, 2022 and 2021, however, there were $2.2 million of offering costs expensed for the year ended December 31, 2020. Acquisition and dead deal related expenses were $0.8 million, $0.7, and less than $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company recognizes franchise and other state and local tax expenses in general and administrative and recognized state and federal income tax expense in income tax expense in the accompanying consolidated statements of operations and comprehensive income.

All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its related deferred tax assets and liabilities were immaterial for the years presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax in the consolidated statements of operations and comprehensive income. The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years presented. Additionally, there were no material accruals for interest or penalties as of December 31, 2022 and 2021.

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

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of December 31, 2022 and 2021. These estimates require management’s judgement and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of December 31, 2022:

•Borrowings under the Company’s revolving credit facilities approximate fair value based on their nature, terms and variable interest rates.
•Carrying values of the Company’s fixed rate mortgage loans receivable approximate fair values based on their short-term nature, the availability of market quotes for comparable instruments, and a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.
•Carrying value of the Company’s mortgage note payable approximates fair value based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.

Provisions for impairments recognized in the years ended December 31, 2022, 2021, and 2020 related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. There are no impairment provisions recorded on any existing properties held by the Company as of December 31, 2022.

The following table discloses fair value information for the Company’s 2024 Term Loan and 2028 Term Loan (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2024 Term Loan (1)	$174,532	$175,382	$174,330	$174,330
2028 Term Loan (1)	198,764	201,108	—	—
(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.

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

During the years ended 2022, 2021, and 2020 there were no tenants with rental revenue that exceeded 10% of total rental revenue.

Segment Reporting

The Company considers each one of its properties to be an operating segment, none of which individually meet the threshold for a reportable segment. The Company allocates resources and assesses operating performance based on individual property needs. All of the Company’s operating segments meet the aggregation criteria, and thus, the Company reports one segment, rental operations. In addition, there were no intersegment sales during the periods presented.

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

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share calculation in certain areas. Effective January 1, 2022 the Company adopted this standard with no material impact to the consolidated financial statements.

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of December 31, 2022, the Company had 427 single-tenant retail net leases spanning 43 states, with 80 different tenants represented across 25 retail sectors. As of December 31, 2022, the remaining terms of leases range from 2-20 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the consolidated statements of operations and comprehensive income and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the years ended December 31, 2022, 2021, and 2020.

Fixed lease income includes stated amounts per the lease contract, which include base rent, fixed common area maintenance charges, and straight-line lease adjustments.

Variable lease income primarily includes recoveries from tenants, which represent amounts that tenants are contractually obligated to reimburse the Company for specific to their portion of actual recoverable costs incurred. Variable lease income also includes percentage rent, which represents amounts billable to tenants based on their actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental revenue
Fixed lease income (1)	$82,836	$53,734	$31,097
Variable lease income (2)	10,209	4,743	2,126
Other rental revenue:
Above/below market lease amortization, net	1,430	785	504
Lease incentives	(541)	(122)	—
Rental revenue (including reimbursable)	$93,934	$59,140	$33,727

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, lease termination fees, and the write-off of uncollectible amounts. There were immaterial write-offs of uncollectible amounts during 2022 and 2021 with no write-offs during 2020.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2022 are as follows (in thousands):

Future Minimum Base Rental Receipts
2023	$98,104
2024	98,126
2025	97,504
2026	94,658
2027	90,250
Thereafter	458,761
Total	$937,403

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 9.6 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the lease expense components for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$542	$—
Variable lease cost	$110	$—

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of December 31, 2022, the right-of-use asset and operating lease liability was $4.2 million and $5.5 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of December 31, 2022 (in thousands):

Future Minimum Lease Payments
2023	$533
2024	617
2025	636
2026	653
2027	670
Thereafter	3,311
Total lease payments	6,420
Less: amount representing interest (1)	(956)
Present value of operating lease liabilities	$5,464

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of December 31, 2022, the Company owned or had investments in 430 properties, including five properties currently under development. The gross real estate investment portfolio, including properties under development, totaled approximately $1.5 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 43 states with gross real estate investments in Texas and Illinois representing 8.3% and 8.9%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the year ended December 31, 2022, the Company acquired 105 properties for a total purchase price of $424.8 million, inclusive of $4.2 million of capitalized acquisition costs.

During the year ended December 31, 2021, the Company acquired 124 properties for a total purchase price of $441.3 million, inclusive of $4.2 million of capitalized acquisition costs.
The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Land	$104,661	$116,056
Buildings	268,621	241,930
Site improvements	21,627	29,137
Tenant improvements	3,747	5,965
In-place lease intangible assets	42,189	48,484
Above-market lease intangible assets	2,744	7,904
Assumed receivables	—	44
Construction-in-progress assets	—	52
	443,589	449,572
Liabilities assumed
Below-market lease intangible liabilities	(10,842)	(8,244)
Accounts payable, accrued expense and other liabilities	(40)	—
Mortgage note payable	(7,913)	—
Purchase price (including acquisition costs)	$424,794	$441,328

Development

As of December 31, 2022, the Company had five property developments under construction. During 2022, the Company invested $22.0 million in property developments, including the acquisition of two new build-to-suit projects with a combined initial purchase price of $1.8 million. During 2022, the Company completed development on six projects and reclassified approximately $23.1 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. Rent commenced for five of the six completed developments in 2022, while rent is expected to commence for the sixth development in the second quarter of 2023. The remaining five developments in progress are expected to be substantially completed with rent commencing at various points throughout 2023 and the first quarter of 2024. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2022.

During 2021, the Company invested a total of $20.8 million, including the initial purchase price of $12.0 million, in ten properties, including one that contained a non-binding purchase option to acquire the property upon completion. Upon acquisition or investment in these properties, the Company commenced or assumed development of build-to-suit projects. During 2021, the Company completed development on one project and reclassified approximately $2.9 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. Rent commenced for this development in the first quarter of 2022. Six of the remaining developments were completed with rent commencing during 2022. The remaining three developments in progress are expected to be substantially completed with rent commencing during the first quarter of 2023 and the first quarter of 2024. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2021.

Additionally, during 2022 and 2021, the Company capitalized approximately $0.5 million and $0.1 million of interest expense associated with properties under development.

Dispositions

During 2022, the Company sold seven properties for a total sales price, net of disposal costs, of $25.5 million, recognizing a gain of $4.1 million.

During 2021, the Company sold nine properties for a total sales price, net of disposal costs, of $31.1 million, recognizing a gain of $3.0 million.

During 2020, the Company sold fifteen properties for a total sales price, net of disposal costs, of $48.1 million, recognizing a gain of $6.2 million.

Investment in Mortgage Loans Receivable

On January 26, 2022, the Company executed a fully collateralized $40.3 million loan receivable with a stated interest rate of 6.0%. The scheduled maturity date is July 26, 2023, however the Company has the right, subject to certain terms and conditions, to purchase a portion of the underlying collateralized property. The loan receivable is collateralized by real estate that is leased by three separate investment-grade tenants. The funds provided under the loan, in addition to loan origination costs of $0.1 million, are included in loans receivable, net in the accompanying consolidated balance sheets as of December 31, 2022.

On June 30, 2022, the Company executed a fully collateralized $6.0 million loan receivable with a stated interest rate of 6.5%. The scheduled maturity date is June 30, 2023, however the Company has the right, subject to certain terms and conditions, to purchase the underlying collateralized properties. The loan receivable is collateralized by real estate that is leased by two separate tenants, one of which has an investment grade profile. The funds provided under the loan, in addition to loan origination costs of less than $0.1 million, are included in loans receivable, net in the accompanying consolidated balance sheets as of December 31, 2022.

Loss on Damages and Other Items

The Company incurred significant damage to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of December 31, 2021, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income, which was fully offset by insurance proceeds specific to capitalized building and improvement costs of $0.9 million. Total repair and replacement costs were approximately $1.1 million which was covered by insurance, less the Company’s $0.1 million deductible. Construction was completed in the first quarter of 2022. During the construction period, customer rental payments continued to be abated, with the lost rent covered by the Company’s insurance policy.

During 2019, the Company entered into an agreement to sell one property to a third-party and received a nonrefundable $0.3 million earnest money deposit which, upon the third-party’s failure to perform under the purchase and sale agreement in the first quarter of 2020, was recognized as a gain.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$154,876	$(28,472)	$126,404	$116,368	$(13,408)	$102,960
Above-market leases	20,091	(2,892)	17,199	17,348	(1,516)	15,832
Assembled workforce	873	(873)	—	873	(592)	281
Lease incentives	8,021	(618)	7,403	5,821	(122)	5,699
Total Intangible assets	$183,861	$(32,855)	$151,006	$140,410	$(15,638)	$124,772

Liabilities:
Below-market leases	$35,596	$(5,465)	$30,131	$26,185	$(2,869)	$23,316

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2022 and 2021 by category were as follows:

	Years Remaining
	December 31,
	2022	2021
In-place leases	9.4	9.7
Above-market leases	13.0	12.8
Below-market leases	11.6	12.3
Assembled workforce	—	1.0
Lease incentives	11.8	12.7
The Company records amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying consolidated statements of operations and comprehensive income related to the amortization of intangible assets and liabilities for all property and ground leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization:
Amortization of in-place leases	$15,872	$9,411	$4,437
Amortization of assembled workforce	281	293	292
	$16,153	$9,704	$4,729

Net adjustment to rental revenue:
Above-market lease assets	(1,376)	(1,050)	(560)
Below-market lease liabilities	2,806	1,858	1,064
Lease incentives	(541)	(122)	—
	$889	$686	$504
The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of December 31, 2022, for the next five years and thereafter (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
In-place leases	$17,215	$16,443	$15,869	$14,657	$12,394	$49,826	$126,404

Above-market lease assets	(1,483)	(1,479)	(1,478)	(1,477)	(1,450)	(9,832)	(17,199)
Below-market lease liabilities	3,040	2,989	2,967	2,875	2,805	15,455	30,131
Lease incentives	(682)	(682)	(682)	(682)	(632)	(4,043)	(7,403)
Net adjustment to rental revenue	$875	$828	$807	$716	$723	$1,580	$5,529

Note 6 – Debt

Debt consists of the following (in thousands):

			December 31,
	Maturity Date	Interest Rate	2022	2021
Debt:
Prior Revolver	December 23, 2023	—	$—	$64,000
2024 Term Loan (1)	December 23, 2024	1.36%	175,000	175,000
New Revolver (2)	August 11, 2026	5.42%	113,000	—
2028 Term Loan (3)	February 11, 2028	3.88%	200,000	—
Mortgage Note	November 1, 2027	4.53%	8,498	—
Total debt			496,498	239,000
Unamortized discount and debt issuance costs			(2,306)	(670)
Unamortized deferred financing costs, net (4)			(2,684)	(796)
Total debt, net			$491,508	$237,534

(1) Loan is a floating-rate loan which resets monthly at one-month LIBOR plus the applicable margin which was 1.15% as of December 31, 2022. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of December 31, 2022.
(2) The annual interest rate of the New Revolver assumes one-month SOFR as of December 31, 2022 of 4.32% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of December 31, 2022. Additionally, the New Revolver may be extended up to one year.
(3) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of December 31, 2022. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to the fixed rate noted as of December 31, 2022.
(4) The Company records deferred financing costs for the New Revolver in other assets, net on its consolidated balance sheets.

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

The New Revolver refinanced and increased the available borrowing capacity under the Company’s existing $250.0 million senior unsecured revolving credit facility (the “Prior Revolver”) pursuant to the credit agreement, dated as of December 23, 2019, governing such facility (the “Prior Credit Agreement”).

The Company used the proceeds from the borrowings made on the closing date to repay the Prior Revolver. Remaining and future borrowings under the New Revolver will be used by the Company for general corporate purposes of the Company and its subsidiaries, including acquisitions. The Company’s $175.0 million senior unsecured term loan (“2024 Term Loan”) under the Prior Credit Agreement, which matures in December 2024, remained outstanding upon the closing of the New Credit Facility.

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

In connection with the New Credit Facility, the Company incurred $3.8 million of deferred financing costs which were allocated between the New Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Prior Revolver were reclassed to the New Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive income.

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

During the third quarter of 2022, the Company executed an amendment to the Prior Credit Agreement that governs the 2024 Term Loan, which conformed financial covenants and event of default materiality thresholds to align with those under the New Credit Facility and added a carve-out to the derivatives contracts negative covenant to permit forward sale transactions.

On January 27, 2023, the Company executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to SOFR. Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%. See also “Note 14 – Subsequent Events – LIBOR to SOFR Transition.”

Mortgage Note Payable

As of December 31, 2022, the Company had total gross mortgage indebtedness of $8.5 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $13.1 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2024 and 2028 Term Loan are interest only through maturity. As of December 31, 2022, scheduled maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2023	$155	$—	$155
2024	162	175,000	175,162
2025	170	—	170
2026	178	113,000	113,178
2027	170	7,663	7,833
Thereafter	—	200,000	200,000
Total	$835	$495,663	$496,498
Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revolving credit facilities (1)	$3,187	$743	$702
Term loans (2)	5,455	2,408	3,481
Mortgage note payable	100	—	—
Non-cash:
Amortization of deferred financing costs	541	402	398
Amortization of debt discount, net	350	225	223
Capitalized interest	(452)	(78)	—
Total interest expense, net	$9,181	$3,700	$4,804

(1) Includes facility fees and non-utilization fees of approximately $0.4 million, $0.6 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive income.

During the years ended December 31, 2022, 2021, and 2020, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 3.39%, 1.27%, and 1.97%, respectively.

During the years ended December 31, 2022, 2021, and 2020, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 2.59%, 1.31%, and 1.54%, respectively.

The estimated fair values of the Company’s term loans have been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. Refer to “Note 2 - Summary of Significant Accounting Policies” for additional detail on fair measurements.
The Company was in compliance with all of its debt covenants as of December 31, 2022 and expects to be in compliance for the twelve-month period ending December 31, 2023.

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

Effective September 28, 2020 and September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2024 Term Loan and 2028 Term Loan, respectively. Accordingly, the interest rate for the variable rate 2024 Term Loan is based on the hedged fixed rate of 0.21% compared to the variable Term Loan one-month LIBOR rate as of December 31, 2022 of 4.12%, plus the applicable margin of 1.15%. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2022 of 4.12%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the respective maturity dates of the 2024 and 2028 Term Loans.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate swaps	7	4	$375,000	$175,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in thousands):

	Derivative Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2022	2021
Interest rate swaps	Other assets, net	$24,067	$4,310

The following table presents the effect of the Company's interest rate swaps in the consolidated statements of operations and comprehensive income for the year ended December 31, 2022, 2021, and 2020 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2022	2021	2020		2022	2021	2020
Interest Rate Products	$22,898	$3,873	$227	Interest expense, net	$3,140	$(184)	$(26)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the years ended December 31, 2022, 2021, and 2020. During the next twelve months, the Company estimates that an additional $12.3 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2022
Derivative assets	$—	$24,067	$—	$24,067

December 31, 2021
Derivative assets	$—	$4,310	$—	$4,310

Note 8 – Supplemental Detail for Certain Components of the Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable, net	$7,167	$2,801
Deferred rent receivable	5,629	2,263
Prepaid assets	3,864	1,473
Earnest money deposits	185	853
Fair value of interest rate swaps	24,067	4,309
Deferred offering costs	796	615
Deferred financing costs, net	2,685	796
Right-of-use asset	4,235	4,581
Leasehold improvements and other corporate assets, net	1,969	1,657
Interest receivable	256	—
Other assets, net	1,204	1,003
	$52,057	$20,351

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	December 31,
	2022	2021
Accrued expenses	$5,745	$6,254
Accrued bonus	1,305	1,742
Prepaid rent	2,937	1,918
Operating lease liability	5,464	5,442
Accrued interest	1,782	357
Accounts payable	1,394	419
Other liabilities	3,913	848
	$22,540	$16,980

Note 9 – Stockholders’ Equity, Partners’ Capital and Preferred Equity

Common Stock

Private Offering

Concurrently with a series of transactions completed on December 23, 2019 (collectively the “Private Offering”), the Company received net proceeds of $219.0 million, net of initial purchaser’s discount and placement fees of $13.9 million. The Private Offering resulted in the issuance of 11,797,645 shares of common stock. The Company contributed the net proceeds of $219.0 million from the Private Offering to the Operating Partnership in exchange for 11,797,645 Class A OP Units.

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

April 2021 Follow-On Offering

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

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. The Company has issued shares of common stock in connection with the ATM Program as follows:

•In October and November 2021, the Company issued 3,852,436 shares of common stock at a weighted average price of $23.36 per share for net proceeds of approximately $89.0 million, net of sales commissions and offering costs of $1.0 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3,852,436 Class A OP Units.

•In March 2022, the Company issued 163,774 shares of common stock at a weighted average price of $22.08 per share for net proceeds of approximately $3.5 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 163,774 Class A OP Units.

•In December 2022, the Company issued 112,286 shares of common stock at a weighted average price of $19.46 per share for net proceeds of approximately $2.0 million, net of sales commissions and offering costs of less than $0.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 112,286 Class A OP Units.

January 2022 Follow-On Offering

On January 13, 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. As of December 31, 2022, the Company fully physically settled the forward sale agreements (by the delivery of shares of common stock) as follows:

•On September 29, 2022, the Company settled 4,512,003 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $93.5 million, net of underwriting discounts and offering costs of $6.9 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,512,003 Class A OP Units.

•On June 23, 2022, the Company settled 2,397,035 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $50.0 million, net of underwriting discounts and offering costs of $3.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,397,035 Class A OP Units.

•On March 30, 2022, the Company settled 3,440,962 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $72.0 million, net of underwriting discounts and offering costs of $4.6 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3,440,962 Class A OP Units.

August 2022 Follow-On Offering

On August 8, 2022, the Company completed a registered public offering of 9,000,000 shares of its common stock at a public offering price of $20.20 per share, which excluded an over-allotment option to the underwriters to purchase up to an additional 1,350,000 shares, which was exercised in full on August 10, 2022. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. The Company did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than August 3, 2023. The Company may, at its election, cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so over the prescribed offering period. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances. As of December 31, 2022, 7,376,056 shares remained unsettled under the August 8, 2022 forward sale agreements. The Company partially physically settled the August 2022 forward sale agreement as follows:

•On December 30, 2022, the Company settled 2,973,944 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $56.7 million, net of underwriting discounts and offering costs of $3.4 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,973,944 Class A OP Units.

Surrendered Shares on Vested Stock Unit Awards

During the periods presented, portions of restricted stock unit awards granted to certain of the Company’s officers, directors and employees vested. The vesting of these awards, granted pursuant to the Omnibus Incentive Plan (as defined in “Note 10 - Stock-Based Compensation”), resulted in federal and state income tax liabilities for the recipients. During 2022 and 2021, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 23 thousand and 75 thousand shares of common stock, respectively valued at $0.5 million and $1.5 million, respectively, solely to pay the associated statutory tax withholding. The surrendered shares are included in repurchase of shares of common stock in the consolidated statements of cash flows.

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

Dividends

During the years ended December 31, 2022 and 2021, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 2, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.20	June 1, 2022	9,588	June 15, 2022
July 26, 2022	0.20	September 1, 2022	10,073	September 15, 2022
October 25, 2022	0.20	December 1, 2022	10,984	December 15, 2022
	$0.80		$39,533

Year Ended December 31, 2021
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 3, 2021	$0.20	March 15, 2021	$5,687	March 30, 2021
April 27, 2021	0.20	June 1, 2021	7,890	June 15, 2021
July 27, 2021	0.20	September 1, 2021	7,916	September 15, 2021
October 26, 2021	0.20	December 1, 2021	8,702	December 15, 2021
	$0.80		$30,195

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during the years ended December 31, 2022 and 2021, the Operating Partnership paid distributions of $0.4 million and $1.1 million, respectively, to holders of OP Units.

For federal income tax purposes, distributions to stockholders are characterized as ordinary income dividends, capital gain distributions, or non-dividend distributions. Non-dividend distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Company’s common stock distributions paid per share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Ordinary income dividends	$0.6768	$0.3099
Non-dividend distributions	0.0856	0.4901
Capital gain distributions	0.0376	0.0000
Total	$0.8000	$0.8000

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership, which were issued effective with the Company’s Private Offering. OP Units are convertible into shares of common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2022 and 2021, noncontrolling interests represented 0.9% and 1.3%, respectively of OP Units. During the years ended December 31, 2022 and 2021, OP Unit holders redeemed 49,317 and 1,189,098 OP units, respectively, into shares of common stock on a one-for-one basis.

Note 10 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 2,094,976 shares of common stock are reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related or cash-based awards, including performance-based awards, to employees, directors and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of December 31, 2022, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income was $4.8 million, $3.7 million, and $2.5 million for the years ended 2022, 2021, and 2020, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Performance-Based RSUs (effectiveness of Initial Public Offering)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to two years.

The following table summarizes performance-based RSU activity for the periods ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2021	157,380	$19.75	207,803	$19.75	168,353	$19.75
Granted during the period	—	—	—	—	85,441	19.75
Forfeited during the period	—	—	—	—	(11,391)	19.75
Vested during the period	(95,989)	19.75	(50,423)	19.75	(34,600)	19.75
Unvested RSU grants outstanding as of December 31, 2022	61,391	$19.75	157,380	$19.75	207,803	$19.75

For the years ended 2022, 2021, and 2020, the Company recognized $0.9 million, $1.2 million, and $2.2 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of December 31, 2022, the remaining unamortized stock-based compensation expense totaled $0.4 million which is expected to be recognized over a weighted average period of 1.6 years. These units are subject to graded vesting and and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

The grant date fair value of unvested RSUs is calculated as the per share price determined on December 23, 2019, through the Private Offering.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based RSU activity for the periods ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2021	295,207	$17.84	169,793	$18.00	—	$—
Granted during the period	148,913	22.09	167,454	17.71	169,793	18.00
Forfeited during the period	(58,922)	19.29	(7,673)	17.93	—	—
Vested during the period	(138,119)	18.20	(34,367)	18.00	—	—
Unvested RSU grants outstanding as of December 31, 2022	247,079	$19.86	295,207	$17.84	169,793	$18.00

For the years ended 2022, 2021, and 2020, the Company recognized $2.8 million, $1.6 million, and $0.2 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of December 31, 2022, the remaining unamortized stock-based compensation expense totaled $3.0 million which is expected to be recognized over a weighted average period of 2.2 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020 and as the per share price of the Company’s stock on the date of grant for those granted in 2021 and 2022.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through March 8, 2024 and February 28, 2025. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the calculation were expected volatility of the Company of 36.3% and expected volatility of the Company's peers, ranging from 28.7% to 95.3%, with an average volatility of 46.6% and a risk-free interest rate of 1.61%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $26.13 and the target absolute TSR was $20.42 for a weighted average grant date fair value of $22.38 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes market-based RSU activity for the periods ended December 31, 2022 and 2021:

	2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2021	134,467	$17.77	—	$—
Granted during the period	106,645	22.38	135,766	17.77
Forfeited during the period	(63,762)	19.76	(1,299)	17.77
Unvested RSU grants outstanding as of December 31, 2022	177,350	$19.83	134,467	$17.77

For the years ended 2022 and 2021, the Company recognized $0.9 million and $0.6 million, respectively, in stock-based compensation expense associated with market-based RSUs. No stock-based compensation expense was recognized in 2020. As of December 31, 2022, the remaining unamortized stock-based compensation expense totaled $2.0 million and as of December 31, 2022, these awards are expected to be recognized over a remaining weighted average period of 1.8 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2022 under the Program was approximately $0.5 million, net of forfeited amounts. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the years ended December 31, 2022 and 2021, the Company recognized approximately $0.1 million and $0.2 million, respectively, in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service based RSUs above.

Note 11 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net income	$8,205	$3,150	$212
Net (income) loss attributable to noncontrolling interests	(88)	(104)	518
Preferred stock dividends	—	—	(42)
Net income attributable to common shares, basic	8,117	3,046	688
Net income (loss) attributable to noncontrolling interest	88	104	(518)
Net income attributable to common shares, diluted	$8,205	$3,150	$170

Denominator:
Weighted average common shares outstanding, basic	49,517,977	36,999,459	17,322,182
Effect of dilutive shares for diluted net income per common share:
OP Units	526,859	1,377,335	3,807,022
Unvested RSUs	248,602	295,771	28,792
Unsettled shares under open forward equity contracts	138,384	—	—
Weighted average common shares outstanding, diluted	50,431,822	38,672,565	21,157,996

Net income available to common stockholders per common share, basic	$0.16	$0.08	$0.04
Net income available to common stockholders per common share, diluted	$0.16	$0.08	$0.01

As of December 31, 2022 and 2021, there were 513,467 and 562,784 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of December 31, 2022, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, of which $2.7 million is expected to be funded in the next twelve months. Additionally, as of December 31, 2022, the Company had commitments to fund five properties under development totaling $10.2 million, which is expected to be funded over the next 12 months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 9.6 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of December 31, 2022, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Effective with the commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC, which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. No expenses were incurred during 2022 and for the years ended 2021 and 2020, the Company incurred approximately $0.1 million and $0.2 million, respectively, in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to December 31, 2022 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On February 21, 2023, the Company's Board of Directors declared a cash dividend of $0.20 per share for the first quarter of 2023. The dividend will be paid on March 30, 2023 to stockholders of record on March 15, 2023.

Revolver Activity

In January 2023, the Company repaid $63.0 million under the 2026 Revolver.

LIBOR to SOFR Transition

On January 27, 2023, the Company executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to SOFR. Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%.

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

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 21, 2023, the Board of Directors (the “Board”) of NETSTREIT Corp. (the “Company”) approved certain amendments (the “Amendments”) to the Company’s Amended and Restated Bylaws (the “Bylaws” and, as amended, the “Amended Bylaws”), which became effective immediately.

The Amendments update various provisions of the Bylaws to require parties proposing a nominee for election of a director to comply with the universal proxy rules recently adopted by the U.S. Securities and Exchange Commission (the “SEC”). In addition, the Amendments update the Bylaws’ proxy and advance notice requirements, to, among other things,
•Require information and certifications that are required to be provided pursuant to the SEC’s “universal proxy rules” to be delivered to the Company by the Company’s existing advance notice deadline;

•Update the information, representations and certifications required to be provided by a person seeking to make a nomination or propose business pursuant to the Company’s existing advance notice requirements, including requiring disclosure of certain plans or proposals regarding the Company’s securities, as well as agreements, arrangements or understandings with respect to the nomination or proposal;

•Require certifications regarding the willingness of a proposed nominee to be named in the proxy statement as a nominee, serve on the Board, if elected, and that no additional consents from any third party are required for a Proposed Nominee to serve on our Board, if elected; and

•Update the requirements for proxies, including authorizing the Company to disregard any proxy authority granted in favor of nominees submitted by a person who abandons a solicitation or has not complied with the requirements of the SEC’s “universal proxy rules.”

The Amendments also clarify that a stockholder may not nominate more individuals than there are directors to be elected or substitute or replace a proposed nominee without compliance with the requirements for nomination in the bylaws, including compliance with any applicable deadlines, and must notify the Company promptly if the proponent determines not to solicit proxies in favor of any proposed nominee.

The Amendments also include various other conforming and technical changes, including (i) updates to provisions relating to the calling, holding and adjournment of virtual meetings to align with provisions of the Maryland General Corporation Law; (ii) changes related to gender neutrality of the chair position; (iii) removal of provisions of the Bylaws that are no longer applicable; and (iv) requiring stockholders seeking to call a special meeting update information previously provided to the Company pursuant to its Bylaws if that information becomes inaccurate.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors. Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Directors and Management” and “Corporate Governance” of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “CEO Pay Ratio,” “Corporate Governance - Director Compensation,” “Corporate Governance - Other Board Information - Compensation Committee Interlocks” and “Compensation Committee Report” of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item will be included in the section entitled “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	485,820	$—	1,255,658
Equity compensation plans not approved by security holders	—	—	—
Total	485,820	$—	1,255,658

(1) Relates to restricted stock units (“RSUs”) available for issuance under our 2019 Omnibus Incentive Compensation Plan.
(2) Includes 485,820 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our 2019 Omnibus Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance - Independence of Directors” of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.

The information required by this item will be included in the section entitled “Fees of Independent Accountants” of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

15(a)(1)	The following documents are filed as a part of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
15(a)(2)	The following is a list of the financial statement schedules required by Item 8:
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate
15(a)(3)	Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp.

3.2	Amended and Restated Bylaws of NETSTREIT Corp.

4.1	Description of NETSTREIT Corp.’s Securities. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-23991) filed on July 17, 2020.

10.1
Amended and Restated Agreement of Limited Partnership of NETSTREIT, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.2†
Form of Indemnification Agreement between NETSTREIT Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.3†
Amended and Restated Employment Agreement, dated February 22, 2022, between NETSTREIT Management, LLC and Mark Manheimer (incorporated by reference to Exhibit 10.6 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.4†
Offer Letter, dated November 6, 2022, between NETSTREIT Management, LLC and Lori Wittman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.5†
Separation Agreement and General Release, dated November 6, 2022, between NETSTREIT Management, LLC and Andrew Blocher (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.6†
Amended and Restated Employment Agreement, dated February 22, 2022, between NETSTREIT Management, LLC and Andrew Blocher (incorporated by reference to Exhibit 10.8 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

10.11†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.12†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.13†
Form of 2021 Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.14†
Form of Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.15†
NETSTREIT Corp. Alignment of Interest Program under the 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.16†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (Alignment of Interest Program) Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.17
Tax Protection Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P., Hillview Way, LLC and Mayfield Road Group, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.18#
Credit Agreement, dated as of August 11, 2022, by and between NETSTREIT Corp., NETSTREIT, L.P., the several financial institutions party thereto, PNC Bank, National Association, Wells Fargo Bank, National Association and U.S. Bank, National Association, Capital One, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, TD Bank, N.A., and Truist Bank, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2022).

10.19*#
Conformed Credit Agreement, dated December 23, 2019, by and among NETSTREIT, L.P., NETSTREIT Corp., the financial institutions party thereto, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, Capital One, National Association, Truist Bank, Bank of Montreal, U.S. Bank National Association, PNC Bank, National Association and Regions Bank (reflecting the inclusion of amendment provisions of all amendments to the Credit Agreement through Amendment No. 7, dated January 27, 2023).

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

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSTREIT Corp.

Signature and Title	Date

/s/ MARK MANHEIMER	Date: February 23, 2023
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Mark Manheimer and Lori Wittman, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in- fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK MANHEIMER	Date: February 23, 2023
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ LORI WITTMAN	Date: February 23, 2023
Lori Wittman
Interim Chief Financial Officer, Treasurer and Director
(Principal Financial Officer)

/s/ PATRICIA GIBBS	Date: February 23, 2023
Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ TODD MINNIS	Date: February 23, 2023
Todd Minnis
Chairman of the Board of Directors

/s/ MATTHEW TROXELL	Date: February 23, 2023
Matthew Troxell
Director

/s/ ROBIN ZEIGLER	Date: February 23, 2023
Robin Zeigler
Director

/s/ HEIDI EVERETT	Date: February 23, 2023
Heidi Everett
Director

/s/ MICHAEL CHRISTODOLOU	Date: February 23, 2023
Michael Christodolou
Director

NETSTREIT Corp.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)
Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Apparel	Indianola	IA	$—	$312	$686	$—	$312	$686	$998	$(93)	2013	12/23/2019	6	to	31	Years
Apparel	Rio Grande City	TX	—	640	831	—	640	831	1,471	(116)	2005	12/23/2019	6	to	28	Years
Apparel	Laredo	TX	—	590	1,207	—	590	1,207	1,797	(152)	2010	12/23/2019	6	to	32	Years
Apparel	Odessa	TX	—	599	1,086	—	599	1,086	1,686	(133)	2012	12/23/2019	6	to	32	Years
Auto Parts	New Richmond	WI	—	67	1,191	—	67	1,191	1,258	(127)	2013	12/23/2019	9	to	32	Years
Automotive Service	Colorado Springs	CO	—	429	1,056	132	429	1,188	1,617	(184)	1978	12/23/2019	10	to	19	Years
Banking	Elizabethtown	PA	—	1,264	1,486	—	1,264	1,486	2,750	(211)	1916	12/23/2019	9	to	22	Years
Banking	Atco	NJ	—	686	1,941	—	686	1,941	2,627	(272)	1920	12/23/2019	9	to	22	Years
Banking	Vineland	NJ	—	620	270	—	620	270	890	(64)	1973	12/23/2019	9	to	15	Years
Casual Dining	Greensburg	IN	—	924	1,521	—	924	1,521	2,445	(168)	2007	12/23/2019	8	to	32	Years
Discount Retail	Holland	MI	—	1,865	4,833	—	1,865	4,833	6,698	(659)	1994	12/23/2019	6	to	26	Years
Dollar Stores	Indianapolis	IN	—	392	611	—	392	611	1,003	(98)	2013	12/23/2019	4	to	26	Years
Dollar Stores	Deltona	FL	—	335	937	—	335	937	1,272	(107)	2011	12/23/2019	8	to	33	Years
Dollar Stores	Norman	OK	—	417	836	—	417	836	1,252	(97)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Houston	TX	—	278	534	—	278	534	812	(94)	2004	12/23/2019	4	to	23	Years
Dollar Stores	Windham	OH	—	332	834	—	332	834	1,166	(99)	2013	12/23/2019	9	to	31	Years
Dollar Stores	McComb	OH	—	209	868	—	209	868	1,078	(100)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Birmingham	OH	—	210	939	—	210	939	1,149	(108)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Brookfield	MA	—	468	1,149	—	468	1,149	1,617	(126)	2014	12/23/2019	9	to	33	Years
Dollar Stores	Friedens	PA	—	311	931	—	311	931	1,242	(111)	2014	12/23/2019	10	to	30	Years
Dollar Stores	Strawberry Point	IA	—	304	852	—	304	852	1,156	(97)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Belgrade	MN	—	414	746	—	414	746	1,159	(100)	2016	12/23/2019	12	to	27	Years
Dollar Stores	Lake City	IA	—	250	848	—	250	848	1,099	(97)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Bogue Chitto	MS	—	105	963	—	105	963	1,068	(107)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Hurley	MS	—	246	1,249	—	246	1,249	1,495	(141)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Meridian	MS	—	287	940	—	287	940	1,228	(104)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Buckatunna	MS	—	136	938	—	136	938	1,074	(104)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Cleveland	TX	—	209	809	—	209	809	1,017	(93)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Fox Lake	WI	—	212	882	—	212	882	1,094	(95)	2018	12/23/2019	14	to	34	Years
Drug Stores & Pharmacies	Fredericksburg	VA	—	3,551	2,951	—	3,551	2,951	6,502	(289)	2008	12/23/2019	14	to	33	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	2,410	2,377	—	2,410	2,377	4,787	(270)	2003	12/23/2019	9	to	29	Years
Drug Stores & Pharmacies	Amelia	OH	—	1,170	1,517	—	1,170	1,517	2,687	(209)	1999	12/23/2019	10	to	23	Years
Drug Stores & Pharmacies	Clanton	AL	—	630	1,604	—	630	1,604	2,234	(173)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Franklin	TN	—	2,164	1,848	—	2,164	1,848	4,013	(196)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Hanover	IN	—	727	1,076	—	727	1,076	1,803	(155)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Hurricane	WV	—	956	1,139	—	956	1,139	2,095	(162)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Montgomery	AL	—	1,150	1,932	—	1,150	1,932	3,081	(203)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Warrior	AL	—	369	1,640	—	369	1,640	2,009	(174)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Waterford Charter Township	MI	—	3,256	2,152	—	3,256	2,152	5,408	(251)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Canton	GA	—	658	1,789	—	658	1,789	2,447	(208)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Austin	MN	—	1,121	2,451	—	1,121	2,451	3,572	(291)	1989	12/23/2019	10	to	27	Years
Drug Stores & Pharmacies	Albuquerque	NM	—	3,744	3,019	—	3,744	3,019	6,763	(299)	2010	12/23/2019	15	to	33	Years
Drug Stores & Pharmacies	Savannah	GA	—	1,746	1,651	—	1,746	1,651	3,397	(172)	1998	12/23/2019	14	to	31	Years
Equipment Rental and Leasing	Idaho Falls	ID	—	177	856	—	177	856	1,033	(123)	2007	12/23/2019	6	to	26	Years
Farm Supplies	Llano	TX	—	634	1,389	—	634	1,389	2,024	(215)	2012	12/23/2019	6	to	28	Years
Farm Supplies	Ballard	UT	—	519	2,609	—	519	2,609	3,128	(297)	2015	12/23/2019	10	to	32	Years
Farm Supplies	Wellington	OH	—	308	1,986	10	308	1,996	2,304	(224)	2017	12/23/2019	13	to	34	Years
Farm Supplies	Ottawa	OH	—	409	2,031	—	409	2,031	2,440	(227)	2017	12/23/2019	13	to	34	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Furniture Stores	College Station	TX	—	1,561	4,626	—	1,561	4,626	6,188	(507)	2006	12/23/2019	9	to	31	Years
Furniture Stores	Jacksonville	FL	—	1,087	2,723	—	1,087	2,723	3,810	(287)	1995	12/23/2019	9	to	32	Years
Gift, Novelty, and Souvenir Shops	Little Rock	AR	—	560	1,788	—	560	1,788	2,348	(174)	2012	12/23/2019	11	to	34	Years
Grocery	Memphis	TN	—	1,864	2,958	—	1,864	2,958	4,822	(535)	1987	12/23/2019	8	to	18	Years
Home Furnishings	Smyrna	TN	—	454	1,029	—	454	1,029	1,483	(105)	2011	12/23/2019	9	to	34	Years
Home Improvement	Pagosa Springs	CO	—	324	1,364	—	324	1,364	1,688	(138)	2009	12/23/2019	4	to	33	Years
Home Improvement	Chattanooga	TN	—	1,789	2,007	—	1,789	2,007	3,796	(268)	2000	12/23/2019	7	to	28	Years
Home Improvement	Spartanburg	SC	—	329	464	—	329	464	793	(61)	1994	12/23/2019	6	to	26	Years
Home Improvement	Indian Land	SC	—	468	705	16	468	721	1,189	(82)	2007	12/23/2019	6	to	31	Years
Home Improvement	Lexington	NC	—	2,991	4,172	—	2,991	4,172	7,163	(913)	1997	12/23/2019	6	to	15	Years
Home Improvement	Macon	GA	—	1,861	8,377	—	1,861	8,377	10,238	(1,148)	1997	12/23/2019	7	to	25	Years
Quick Service Restaurants	Junction City	KS	—	473	840	—	473	840	1,313	(105)	1986	12/23/2019	15	to	25	Years
Quick Service Restaurants	Jackson	MS	—	728	577	—	728	577	1,305	(74)	1978	12/23/2019	15	to	25	Years
Quick Service Restaurants	Phenix City	AL	—	727	800	—	727	800	1,528	(79)	2017	12/23/2019	15	to	34	Years
Quick Service Restaurants	Grovetown	GA	—	1,005	1,232	—	1,005	1,232	2,236	(125)	2013	12/23/2019	14	to	32	Years
Quick Service Restaurants	Marshall	MN	—	440	908	—	440	908	1,349	(95)	2016	12/23/2019	6	to	33	Years
Quick Service Restaurants	Snead	AL	—	1,271	781	—	1,271	781	2,052	(95)	1997	12/23/2019	15	to	26	Years
Quick Service Restaurants	Red Bay	AL	—	931	1,154	—	931	1,154	2,085	(119)	2012	12/23/2019	15	to	33	Years
Quick Service Restaurants	Hueytown	AL	—	1,019	1,011	—	1,019	1,011	2,030	(110)	2007	12/23/2019	15	to	30	Years
Quick Service Restaurants	Sedalia	MO	—	750	774	16	750	790	1,539	(83)	2007	12/23/2019	7	to	30	Years
Quick Service Restaurants	Shawnee	OK	—	712	684	—	712	684	1,396	(74)	2006	12/23/2019	7	to	30	Years
Home Improvement	Sioux City	IA	—	253	796	—	253	796	1,048	(101)	2000	12/31/2019	15	to	25	Years
Discount Retail	Flint	MI	—	554	4,982	—	554	4,982	5,536	(438)	1996	1/7/2020	8	to	35	Years
Convenience Stores	North Little Rock	AR	—	705	174	1,590	705	1,764	2,470	(129)	1962	1/14/2020	4	to	35	Years
Quick Service Restaurants	Wood River	IL	—	1,707	—	—	1,707	—	1,707	—	2006	1/24/2020
Arts & Crafts	Fairfield	OH	—	1,571	5,005	—	1,571	5,005	6,576	(442)	2015	1/27/2020	11	to	35	Years
Quick Service Restaurants	Fort Smith	AR	—	1,989	2,345	—	1,989	2,345	4,334	(243)	2019	1/31/2020	14	to	34	Years
Automotive Service	Oswego	IL	—	2,417	1,209	—	2,417	1,209	3,626	(152)	2008	2/3/2020	7	to	35	Years
Grocery	Meyersdale	PA	—	1,449	3,348	—	1,449	3,348	4,798	(396)	2010	2/4/2020	10	to	30	Years
Home Improvement	Paintsville	KY	—	7,712	—	—	7,712	—	7,712	—	1992	2/4/2020
Casual Dining	Brandon	MS	—	903	1,793	—	903	1,793	2,696	(210)	1997	2/5/2020	9	to	35	Years
Automotive Service	Merrill	WI	—	189	307	—	189	307	496	(45)	1992	2/10/2020	9	to	22	Years
Automotive Service	Prattville	AL	—	305	352	—	305	352	657	(52)	1998	2/10/2020	6	to	25	Years
Automotive Service	New London	WI	—	301	448	—	301	448	750	(73)	1998	2/10/2020	6	to	20	Years
Automotive Service	Crawfordville	FL	—	322	537	—	322	537	860	(58)	1998	2/10/2020	10	to	34	Years
Automotive Service	Quincy	FL	—	419	587	—	419	587	1,006	(61)	1989	2/10/2020	11	to	34	Years
Automotive Service	Live Oak	FL	—	474	589	—	474	589	1,063	(61)	2000	2/10/2020	14	to	35	Years
Automotive Service	Wisconsin Rapids	WI	—	488	488	—	488	488	976	(46)	1985	2/10/2020	13	to	35	Years
Quick Service Restaurants	McKinney	TX	—	1,573	1,941	—	1,573	1,941	3,514	(207)	2017	3/19/2020	14	to	33	Years
Discount Retail	Longview	TX	—	703	2,490	—	703	2,490	3,193	(277)	1994	3/26/2020	10	to	30	Years
Discount Retail	Mishawaka	IN	—	382	4,697	—	382	4,697	5,079	(388)	1985	3/26/2020	10	to	35	Years
Discount Retail	Augusta	GA	—	1,569	2,202	110	1,569	2,312	3,881	(337)	1985	3/26/2020	10	to	20	Years
Discount Retail	Tucson	AZ	—	2,784	2,664	24	2,784	2,688	5,472	(417)	1987	3/26/2020	11	to	20	Years
Convenience Stores	North Little Rock	AR	—	1,283	1,043	835	1,283	1,878	3,161	(226)	1989	4/3/2020	3	to	35	Years
Discount Retail	Tupelo	MS	—	992	1,986	—	992	1,986	2,979	(278)	1994	4/3/2020	4	to	30	Years
Auto Parts	Roswell	NM	—	151	1,136	—	151	1,136	1,287	(104)	1960	4/13/2020	8	to	35	Years
Discount Retail	Waco	TX	—	1,403	2,613	—	1,403	2,613	4,016	(322)	1986	4/17/2020	4	to	30	Years
Dollar Stores	Baltimore	MD	—	380	1,746	—	380	1,746	2,127	(153)	1945	5/6/2020	10	to	35	Years
General Retail	Newark	NY	—	593	7,635	—	593	7,635	8,227	(1,547)	1991	5/6/2020	3	to	20	Years
General Retail	Riverdale	GA	—	2,564	10,179	—	2,564	10,179	12,742	(1,528)	1995	5/8/2020	6	to	21	Years
Dollar Stores	Chicago	IL	—	424	982	—	424	982	1,406	(94)	1944	5/20/2020	7	to	30	Years
Discount Retail	College Station	TX	—	819	1,756	—	819	1,756	2,575	(285)	1993	6/8/2020	8	to	23	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Convenience Stores	Lindale	TX	—	1,343	3,018	—	1,343	3,018	4,362	(271)	2011	6/15/2020	15	to	35	Years
Convenience Stores	Lindale	TX	—	1,875	3,176	—	1,875	3,176	5,051	(287)	2005	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	2,646	3,218	—	2,646	3,218	5,864	(297)	2009	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	798	1,283	—	798	1,283	2,081	(119)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	550	1,186	—	550	1,186	1,736	(106)	1994	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	3,415	1,647	—	3,415	1,647	5,062	(157)	1984	6/15/2020	15	to	35	Years
Convenience Stores	Brownsboro	TX	—	1,170	2,020	—	1,170	2,020	3,190	(181)	1999	6/15/2020	15	to	35	Years
Convenience Stores	Chandler	TX	—	1,732	4,813	—	1,732	4,813	6,545	(465)	2013	6/15/2020	8	to	35	Years
Convenience Stores	Chandler	TX	—	1,176	2,216	—	1,176	2,216	3,391	(243)	1993	6/15/2020	6	to	35	Years
Convenience Stores	Chandler	TX	—	1,839	1,771	—	1,839	1,771	3,610	(188)	1987	6/15/2020	7	to	35	Years
Convenience Stores	Grand Saline	TX	—	829	1,807	—	829	1,807	2,637	(160)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Mineola	TX	—	679	1,399	—	679	1,399	2,078	(141)	1995	6/15/2020	15	to	35	Years
Convenience Stores	Whitehouse	TX	—	556	1,342	—	556	1,342	1,898	(155)	1989	6/15/2020	7	to	35	Years
Healthcare	Jacksonville	FL	—	1,175	2,666	9	1,175	2,675	3,850	(268)	2016	6/19/2020	10	to	35	Years
Healthcare	Jacksonville	FL	—	1,427	3,504	—	1,427	3,504	4,931	(336)	2016	6/19/2020	10	to	35	Years
Home Improvement	La Quinta	CA	—	2,616	5,785	—	2,616	5,785	8,401	(914)	2005	6/19/2020	10	to	20	Years
Auto Parts	West Peoria	IL	—	179	711	—	179	711	890	(88)	1995	6/29/2020	6	to	31	Years
Auto Parts	Penn Hills	PA	—	297	631	—	297	631	927	(88)	1995	6/29/2020	8	to	29	Years
Auto Parts	St. Louis	MO	—	271	970	—	271	970	1,241	(109)	1998	6/29/2020	9	to	35	Years
Auto Parts	Breckenridge Hills	MO	—	94	878	—	94	878	972	(77)	1999	6/29/2020	9	to	35	Years
Auto Parts	Brunswick	GA	—	540	848	—	540	848	1,389	(96)	2000	6/29/2020	9	to	35	Years
Auto Parts	Fort Pierce	FL	—	217	934	—	217	934	1,151	(100)	1997	6/29/2020	10	to	35	Years
Auto Parts	Lakeland	FL	—	408	1,005	—	408	1,005	1,412	(103)	1999	6/29/2020	10	to	35	Years
Auto Parts	Orlando	FL	—	746	672	—	746	672	1,419	(82)	1999	6/29/2020	9	to	33	Years
Auto Parts	Titusville	FL	—	990	586	—	990	586	1,576	(73)	1998	6/29/2020	9	to	35	Years
Auto Parts	Claxton	GA	—	95	877	—	95	877	972	(79)	1999	6/29/2020	10	to	35	Years
Auto Parts	Griffin	GA	—	255	851	—	255	851	1,106	(88)	1999	6/29/2020	9	to	35	Years
Auto Parts	Gonzales	LA	—	557	698	—	557	698	1,255	(69)	2000	6/29/2020	7	to	35	Years
Auto Parts	Bay St. Louis	MS	—	376	684	—	376	684	1,060	(77)	1999	6/29/2020	8	to	35	Years
Auto Parts	Brookhaven	MS	—	143	893	—	143	893	1,036	(78)	1998	6/29/2020	9	to	35	Years
Auto Parts	Laurel	MS	—	147	1,026	—	147	1,026	1,173	(91)	1998	6/29/2020	9	to	35	Years
General Retail	Tupelo	MS	—	2,817	7,341	—	2,817	7,341	10,158	(1,259)	1992	7/2/2020	6	to	20	Years
Home Improvement	Orland Park	IL	—	6,155	8,729	15	6,155	8,744	14,899	(1,201)	1993	7/2/2020	7	to	21	Years
Wholesale Warehouse Club	Tupelo	MS	—	2,233	4,460	342	2,233	4,802	7,034	(763)	1992	7/2/2020	6	to	20	Years
Auto Parts	Barton	VT	—	111	395	—	111	395	506	(60)	1890	8/28/2020	6	to	20	Years
Auto Parts	Newport	NH	—	141	431	39	141	470	611	(84)	1979	8/28/2020	5	to	17	Years
Auto Parts	St. Albans	VT	—	161	459	—	161	459	620	(63)	1999	8/28/2020	7	to	24	Years
Auto Parts	Colebrook	NH	—	193	524	—	193	524	717	(75)	1984	8/28/2020	7	to	21	Years
Auto Parts	Lancaster	NH	—	159	334	—	159	334	493	(52)	1970	8/28/2020	6	to	20	Years
Auto Parts	Morristown	VT	—	187	661	—	187	661	848	(79)	1962	8/28/2020	6	to	25	Years
Auto Parts	Bradford	VT	—	114	373	35	114	407	521	(58)	1973	8/28/2020	8	to	20	Years
Home Improvement	Salem	VA	—	4,615	16,885	—	4,615	16,885	21,500	(1,549)	2010	9/14/2020	11	to	33	Years
Dollar Stores	Little Rock	AR	—	391	740	—	391	740	1,130	(79)	2019	9/25/2020	9	to	35	Years
Dollar Stores	Little Rock	AR	—	269	775	43	269	817	1,087	(77)	2009	9/28/2020	9	to	35	Years
Auto Parts	Belpre	OH	—	375	924	—	375	924	1,298	(88)	2014	9/30/2020	8	to	35	Years
Auto Parts	Springfield	OH	—	241	751	—	241	751	992	(82)	1997	9/30/2020	5	to	32	Years
Auto Parts	Milwaukee (Fond du Lac Ave)	WI	—	485	1,101	—	485	1,101	1,586	(95)	2004	9/30/2020	6	to	35	Years
Auto Parts	Wisconsin Rapids	WI	—	400	988	—	400	988	1,388	(90)	2004	9/30/2020	6	to	35	Years
Auto Parts	Ebensburg	PA	—	281	615	—	281	615	896	(81)	1997	9/30/2020	6	to	27	Years
Auto Parts	Lewistown	PA	—	182	835	—	182	835	1,017	(78)	1997	9/30/2020	8	to	35	Years
Auto Parts	Ledgewood	NJ	—	703	1,433	—	703	1,433	2,136	(124)	2016	9/30/2020	11	to	35	Years
Auto Parts	Egg Harbor Township	NJ	—	514	1,970	—	514	1,970	2,484	(170)	2014	9/30/2020	9	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Auto Parts	Quarryville	PA	—	613	1,561	—	613	1,561	2,174	(128)	2017	9/30/2020	10	to	35	Years
Auto Parts	Ballston Spa	NY	—	207	1,272	—	207	1,272	1,479	(113)	2014	9/30/2020	9	to	35	Years
Auto Parts	Manchester	PA	—	558	1,047	—	558	1,047	1,606	(106)	2014	9/30/2020	9	to	35	Years
Auto Parts	Myerstown	PA	—	392	1,219	—	392	1,219	1,611	(112)	2015	9/30/2020	9	to	35	Years
Auto Parts	Gettysburg	PA	—	492	1,353	—	492	1,353	1,845	(124)	2016	9/30/2020	10	to	35	Years
Auto Parts	Middle River	MD	—	608	1,430	—	608	1,430	2,039	(127)	2016	9/30/2020	9	to	35	Years
Dollar Stores	Petersburg	VA	—	349	1,311	—	349	1,311	1,660	(113)	2019	9/30/2020	10	to	35	Years
Dollar Stores	Queensbury	NY	—	234	1,381	—	234	1,381	1,616	(123)	2015	9/30/2020	10	to	35	Years
Home Improvement	Fargo	ND	—	524	787	—	524	787	1,311	(78)	2014	9/30/2020	4	to	35	Years
Auto Parts	Odessa	TX	—	219	732	—	219	732	951	(66)	2005	10/1/2020	10	to	35	Years
Auto Parts	Demoote	IN	—	391	942	—	391	942	1,333	(84)	2008	10/1/2020	11	to	35	Years
Auto Parts	Greenwood	SC	—	189	405	191	189	597	785	(70)	1967	10/1/2020	6	to	20	Years
Farm Supplies	Weatherford	OK	—	1,198	2,033	—	1,198	2,033	3,232	(249)	2008	10/13/2020	10	to	29	Years
Auto Parts	Marianna	FL	—	302	1,677	—	302	1,677	1,979	(133)	2020	10/14/2020	10	to	35	Years
Auto Parts	Warner Robins	GA	—	500	1,247	—	500	1,247	1,746	(103)	2006	10/30/2020	10	to	35	Years
Dollar Stores	Pittsburgh	PA	—	729	1,291	—	729	1,291	2,020	(119)	2017	10/30/2020	10	to	35	Years
Consumer Electronics	Reynoldsburg	OH	—	1,683	4,873	—	1,683	4,873	6,557	(445)	2004	11/9/2020	7	to	35	Years
Healthcare	Allen	TX	—	453	1,525	15	453	1,540	1,993	(145)	2008	11/24/2020	10	to	33	Years
Discount Retail	Spokane Valley	WA	—	1,494	4,067	—	1,494	4,067	5,560	(352)	1997	12/1/2020	7	to	30	Years
Equipment Rental and Leasing	LeGrange	GA	—	669	970	—	669	970	1,639	(85)	2018	12/3/2020	8	to	33	Years
Auto Parts	Little Rock	AR	—	286	873	—	286	873	1,158	(65)	2002	12/9/2020	9	to	35	Years
Drug Stores & Pharmacies	Semmes	AL	—	737	818	—	737	818	1,555	(84)	1999	12/11/2020	7	to	25	Years
Grocery	Beekman	NY	—	3,785	7,139	—	3,785	7,139	10,924	(551)	1996	12/16/2020	5	to	33	Years
Dollar Stores	Johnstown	PA	—	153	1,234	—	153	1,234	1,387	(93)	2016	12/18/2020	9	to	35	Years
Auto Parts	Bellows Falls	VT	—	55	817	27	55	844	899	(66)	1949	12/21/2020	8	to	30	Years
Auto Parts	Enosburg Falls	VT	—	138	802	—	138	802	940	(78)	1895	12/21/2020	11	to	24	Years
Auto Parts	South Barre	VT	—	295	566	—	295	566	861	(58)	1965	12/21/2020	8	to	31	Years
Consumer Electronics	Heath	OH	—	1,205	2,348	—	1,205	2,348	3,552	(241)	1998	12/21/2020	4	to	30	Years
Discount Retail	Dothan	AL	—	987	2,009	—	987	2,009	2,996	(278)	2004	12/23/2020	6	to	21	Years
General Retail	Kingston	MA	—	3,950	—	—	3,950	—	3,950	—	2002	12/23/2020
Discount Retail	Terre Haute	IN	—	940	2,525	—	940	2,525	3,465	(288)	1989	12/28/2020	7	to	22	Years
Grocery	Rowlett	TX	—	1,654	2,882	—	1,654	2,882	4,536	(231)	1997	12/28/2020	9	to	35	Years
Grocery	Dallas	TX	—	1,611	2,123	—	1,611	2,123	3,734	(151)	1987	12/29/2020	10	to	35	Years
Quick Service Restaurants	Warner Robins	GA	—	2,279	—	—	2,279	—	2,279	—	2020	12/29/2020
Dollar Stores	Chester	PA	—	697	876	—	697	876	1,573	(126)	1996	12/31/2020	5	to	22	Years
Home Improvement	Benton Harbor	MI	—	170	1,338	—	170	1,338	1,507	(108)	2020	1/13/2021	10	to	35	Years
Healthcare	Schnecksville	PA	—	195	3,111	27	195	3,138	3,333	(194)	2018	1/29/2021	9	to	35	Years
Discount Retail	Yuma	AZ	—	1,032	2,983	17	1,032	2,999	4,031	(69)	2022	2/8/2021	6	to	33	Years
Convenience Stores	Palm Coast	FL	—	1,485	2,356	—	1,485	2,356	3,841	(165)	2020	2/12/2021	11	to	35	Years
Dollar Stores	Birmingham	AL	—	189	1,031	—	189	1,031	1,220	(82)	2013	2/12/2021	7	to	35	Years
Dollar Stores	Waycross	GA	—	170	1,172	—	170	1,172	1,342	(93)	2013	2/12/2021	6	to	35	Years
Dollar Stores	Ocoee	FL	—	336	1,145	—	336	1,145	1,481	(88)	2013	2/12/2021	7	to	35	Years
Dollar Stores	Florida city	FL	—	588	1,338	—	588	1,338	1,927	(95)	2012	2/12/2021	6	to	35	Years
Auto Parts	Bridgeport	CT	—	291	1,080	—	291	1,080	1,371	(66)	1972	2/22/2021	7	to	35	Years
Dollar Stores	Thomasville	NC	—	381	795	—	381	795	1,177	(89)	1956	3/24/2021	8	to	24	Years
Dollar Stores	Petersburg	VA	—	235	1,137	—	235	1,137	1,373	(81)	1997	3/24/2021	8	to	35	Years
Equipment Rental and Leasing	Hilliard	OH	—	839	1,148	—	839	1,148	1,987	(98)	2014	3/25/2021	9	to	35	Years
Auto Parts	Utica	NY	—	372	1,177	—	372	1,177	1,549	(84)	1996	3/26/2021	8	to	34	Years
Automotive Service	Wichita	KS	—	990	959	—	990	959	1,949	(65)	2000	3/26/2021	6	to	33	Years
Discount Retail	Brunswick	GA	—	585	1,731	127	585	1,857	2,442	(306)	1968	3/26/2021	5	to	15	Years
Discount Retail	Houma	LA	—	306	1,349	968	306	2,317	2,623	(122)	1998	3/29/2021	7	to	23	Years
Auto Parts	Bellingham	MA	—	1,457	970	—	1,457	970	2,427	(69)	2008	3/30/2021	7	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
General Retail	Greece	NY	—	1,751	6,212	73	1,751	6,285	8,036	(797)	1991	3/30/2021	9	to	17	Years
Arts & Crafts	Olympia	WA	—	2,025	4,763	—	2,025	4,763	6,788	(403)	1978	3/31/2021	7	to	26	Years
Arts & Crafts	Springfield	IL	—	886	3,685	34	886	3,719	4,605	(478)	1989	3/31/2021	10	to	20	Years
Arts & Crafts	Fort Dodge	IA	—	532	2,062	139	532	2,201	2,733	(309)	1985	3/31/2021	8	to	15	Years
Auto Parts	Bethel	VT	—	67	278	17	67	295	362	(30)	1948	3/31/2021	5	to	20	Years
Auto Parts	Springfield	VT	—	193	779	151	193	930	1,123	(66)	1975	3/31/2021	8	to	29	Years
Discount Retail	Fort Dodge	IA	—	224	857	67	224	924	1,149	(138)	1985	3/31/2021	4	to	15	Years
Dollar Stores	Toledo	OH	—	174	961	—	174	961	1,135	(92)	1972	3/31/2021	6	to	30	Years
Dollar Stores	Franklin	OH	—	159	535	—	159	535	694	(69)	2005	3/31/2021	3	to	25	Years
Drug Stores & Pharmacies	Spencer	IN	—	1,648	2,433	—	1,648	2,433	4,081	(169)	2010	3/31/2021	8	to	35	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	371	2,056	—	371	2,056	2,426	(125)	1997	3/31/2021	6	to	35	Years
Farm Supplies	Olympia	WA	—	2,140	3,491	—	2,140	3,491	5,631	(314)	1978	3/31/2021	5	to	30	Years
Grocery	Mt. Gilead	OH	—	688	2,316	—	688	2,316	3,004	(348)	1988	3/31/2021	2	to	16	Years
Grocery	Rio Rancho	NM	—	1,759	3,055	—	1,759	3,055	4,815	(201)	2020	3/31/2021	11	to	35	Years
Home Improvement	Merrillville	IN	—	378	2,743	—	378	2,743	3,121	(181)	2007	3/31/2021	9	to	35	Years
Drug Stores & Pharmacies	Hemingway	SC	—	97	1,337	—	97	1,337	1,434	(97)	1985	4/16/2021	8	to	30	Years
Auto Parts	Rocky Mount	NC	—	711	—	—	711	—	711	—	2009	4/23/2021
Drug Stores & Pharmacies	Kenosha	WI	—	1,159	3,231	42	1,159	3,272	4,431	(225)	1985	4/30/2021	7	to	28	Years
Convenience Stores	Georgetown	SC	—	294	1,485	—	294	1,485	1,779	(103)	1996	5/6/2021	7	to	30	Years
Convenience Stores	Portola	CA	—	1,897	2,199	—	1,897	2,199	4,097	(143)	1993	5/7/2021	10	to	33	Years
Convenience Stores	Jamestown	CA	—	1,373	1,753	—	1,373	1,753	3,126	(131)	1977	5/11/2021	12	to	27	Years
Discount Retail	Kingsport	TN	—	789	1,470	24	789	1,494	2,283	(163)	1963	5/11/2021	8	to	18	Years
Convenience Stores	Auburn	CA	—	415	785	—	415	785	1,200	(56)	1962	5/12/2021	15	to	27	Years
Convenience Stores	Wallace	CA	—	1,412	1,729	—	1,412	1,729	3,141	(131)	1979	5/13/2021	10	to	27	Years
Convenience Stores	Colfax	CA	—	896	1,527	—	896	1,527	2,423	(113)	1968	5/14/2021	12	to	27	Years
Convenience Stores	Penn Valley	CA	—	2,314	2,609	—	2,314	2,609	4,923	(179)	1990	5/14/2021	11	to	33	Years
Arts & Crafts	Fond Du Lac	WI	—	1,600	1,860	—	1,600	1,860	3,460	(43)	2022	5/18/2021	10	to	35	Years
Discount Retail	Fond Du Lac	WI	—	1,400	1,457	—	1,400	1,457	2,857	(56)	2021	5/18/2021	10	to	35	Years
Convenience Stores	Angels Camp	CA	—	548	1,209	—	548	1,209	1,757	(86)	1981	5/27/2021	12	to	27	Years
Arts & Crafts	Heath	OH	—	383	3,603	—	383	3,603	3,986	(259)	1998	6/17/2021	7	to	29	Years
Dollar Stores	Indianapolis	IN	—	226	1,130	—	226	1,130	1,355	(65)	2021	6/21/2021	10	to	35	Years
Grocery	Monroe	WI	—	848	7,535	21	848	7,556	8,404	(459)	2004	6/22/2021	8	to	30	Years
Quick Service Restaurants	Bardstown	KY	—	926	1,291	—	926	1,291	2,218	(85)	1985	6/23/2021	9	to	30	Years
Consumer Electronics	Brownsville	TX	—	1,596	5,146	—	1,596	5,146	6,742	(299)	2001	6/25/2021	5	to	35	Years
Consumer Electronics	Toledo	OH	—	766	3,535	24	766	3,559	4,325	(259)	1992	6/25/2021	5	to	27	Years
Dollar Stores	Dayton	OH	—	285	1,154	—	285	1,154	1,439	(70)	2000	6/28/2021	8	to	35	Years
Dollar Stores	Schenectady	NY	—	249	1,451	—	249	1,451	1,700	(79)	1997	6/28/2021	9	to	35	Years
Dollar Stores	Dryden	NY	—	286	1,109	—	286	1,109	1,395	(77)	2013	6/28/2021	7	to	35	Years
Dollar Stores	Prattsburgh	NY	—	124	1,364	—	124	1,364	1,488	(97)	2014	6/28/2021	8	to	35	Years
Dollar Stores	Germantown	NY	—	241	1,620	—	241	1,620	1,861	(95)	2020	6/28/2021	10	to	35	Years
Dollar Stores	Lanesborough	MA	—	373	1,188	—	373	1,188	1,561	(86)	2013	6/28/2021	8	to	35	Years
Dollar Stores	Mayfield	NY	—	260	1,206	—	260	1,206	1,466	(82)	2015	6/28/2021	9	to	35	Years
Dollar Stores	Ballston Spa	NY	—	231	1,242	—	231	1,242	1,473	(78)	2015	6/28/2021	9	to	35	Years
Grocery	Dothan	AL	—	361	768	—	361	768	1,129	(64)	2012	6/28/2021	7	to	32	Years
Consumer Electronics	Burbank	IL	—	3,116	6,171	—	3,116	6,171	9,286	(488)	1997	6/29/2021	6	to	30	Years
Discount Retail	Southgate	MI	—	589	2,489	21	589	2,510	3,099	(243)	1969	6/29/2021	7	to	20	Years
Dollar Stores	Oklahoma City	OK	—	531	1,158	—	531	1,158	1,689	(77)	1981	6/29/2021	8	to	29	Years
Home Improvement	Alsip	IL	—	353	1,092	—	353	1,092	1,445	(62)	2015	6/29/2021	4	to	35	Years
Quick Service Restaurants	Oklahoma City	OK	—	740	—	—	740	—	740	—	2008	6/29/2021
Arts & Crafts	Washington	PA	—	875	4,924	—	875	4,924	5,799	(275)	2014	6/30/2021	6	to	34	Years
Discount Retail	Bowling Green	KY	—	1,917	3,629	11	1,917	3,640	5,556	(224)	1989	6/30/2021	9	to	35	Years
Home Improvement	Sioux Falls	SD	—	848	4,083	—	848	4,083	4,931	(116)	2022	7/8/2021	12	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Dollar Stores	Columbus	OH	—	260	1,166	69	260	1,236	1,496	(64)	2005	7/16/2021	9	to	35	Years
Auto Parts	Houma	LA	—	181	1,257	—	181	1,257	1,438	(60)	2009	8/10/2021	10	to	35	Years
Arts & Crafts	Sumter	SC	—	1,614	2,576	15	1,614	2,591	4,205	(238)	1975	8/23/2021	7	to	22	Years
Discount Retail	Sumter	SC	—	959	1,519	—	959	1,519	2,478	(143)	1975	8/23/2021	7	to	22	Years
Discount Retail	California	MD	—	241	1,984	—	241	1,984	2,225	(82)	2001	9/8/2021	5	to	35	Years
Quick Service Restaurants	Danville	IN	—	830	1,132	—	830	1,132	1,962	(71)	2021	9/13/2021	10	to	30	Years
Healthcare	Houston	TX	—	798	3,318	—	798	3,318	4,116	(151)	1993	9/14/2021	8	to	35	Years
Dollar Stores	Iva	SC	—	105	880	—	105	880	985	(46)	2005	9/20/2021	5	to	35	Years
Discount Retail	Dunbar	WV	—	318	1,982	—	318	1,982	2,300	(118)	2017	9/30/2021	6	to	26	Years
Dollar Stores	Akron	OH	—	130	691	—	130	691	821	(41)	1946	9/30/2021	7	to	28	Years
Drug Stores & Pharmacies	Cottonwood	AZ	—	2,158	2,681	—	2,158	2,681	4,839	(124)	1999	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Peoria	AZ	—	988	2,438	—	988	2,438	3,427	(125)	1999	9/30/2021	5	to	33	Years
Drug Stores & Pharmacies	Overland Park	KS	—	657	2,038	—	657	2,038	2,695	(117)	1998	9/30/2021	5	to	28	Years
Drug Stores & Pharmacies	Louisville	KY	—	904	2,489	—	904	2,489	3,393	(118)	1998	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Rio Rancho	NM	—	2,278	2,377	—	2,278	2,377	4,655	(117)	2000	9/30/2021	5	to	33	Years
Drug Stores & Pharmacies	Mentor	OH	—	1,348	2,647	—	1,348	2,647	3,996	(130)	1997	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Moline	IL	—	1,915	2,860	—	1,915	2,860	4,775	(131)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Decatur	IL	—	702	2,878	—	702	2,878	3,581	(127)	1999	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Hammond	IN	—	1,073	3,207	—	1,073	3,207	4,280	(147)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Edinburg	TX	—	1,544	2,108	—	1,544	2,108	3,653	(97)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Rockford	IL	—	295	1,735	—	295	1,735	2,030	(101)	1991	9/30/2021	8	to	28	Years
Drug Stores & Pharmacies	Chicago	IL	—	1,788	2,720	—	1,788	2,720	4,508	(146)	1997	9/30/2021	7	to	30	Years
Drug Stores & Pharmacies	Jerseyville	IL	—	1,981	3,282	—	1,981	3,282	5,263	(150)	2014	9/30/2021	10	to	35	Years
Healthcare	Rantoul	IL	—	92	1,671	—	92	1,671	1,763	(91)	2011	9/30/2021	10	to	35	Years
Healthcare	Danville	IL	—	130	1,584	—	130	1,584	1,714	(75)	2020	9/30/2021	10	to	35	Years
Healthcare	Urbana	IL	—	674	1,294	—	674	1,294	1,968	(64)	2018	9/30/2021	8	to	35	Years
Grocery	Slidell	LA	—	1,159	3,444	—	1,159	3,444	4,603	(257)	1995	10/13/2021	6	to	22	Years
Grocery	Slidell	LA	—	1,723	3,305	—	1,723	3,305	5,027	(277)	1999	10/13/2021	6	to	20	Years
Discount Retail	Oakwood	OH	—	283	2,035	—	283	2,035	2,318	(159)	1991	10/20/2021	7	to	17	Years
Casual Dining	Avondale	IL	—	3,073	—	—	3,073	—	3,073	—	2014	10/25/2021
Health and Fitness	Avondale	IL	—	3,947	10,398	8	3,947	10,406	14,353	(391)	1984	10/25/2021	12	to	35	Years
Home Improvement	Avondale	IL	—	9,146	13,194	19	9,146	13,213	22,360	(537)	1984	10/25/2021	12	to	35	Years
Home Improvement	Racine	WI	—	1,898	7,247	—	1,898	7,247	9,145	(617)	1991	10/27/2021	2	to	18	Years
Arts & Crafts	Flagstaff	AZ	—	988	7,797	—	988	7,797	8,785	(333)	1979	10/28/2021	7	to	35	Years
Discount Retail	Oroville	CA	—	405	3,123	8	405	3,131	3,536	(161)	1999	10/28/2021	7	to	33	Years
Equipment Rental and Leasing	Warner Robins	GA	—	425	1,820	—	425	1,820	2,245	(105)	2021	10/28/2021	10	to	35	Years
Home Improvement	Green Bay	WI	—	292	1,070	—	292	1,070	1,362	(88)	1992	10/28/2021	7	to	20	Years
Dollar Stores	Woodland	AL	—	345	1,230	—	345	1,230	1,574	(28)	2022	11/12/2021	15	to	35	Years
Equipment Rental and Leasing	Cortland	OH	—	199	1,913	—	199	1,913	2,111	(83)	2015	11/15/2021	9	to	35	Years
Consumer Electronics	Baton Rouge	LA	—	5,057	3,647	—	5,057	3,647	8,704	(245)	1997	11/24/2021	1	to	26	Years
Dollar Stores	Springfield	OH	—	435	154	52	435	206	641	(33)	1950	11/24/2021	2	to	8	Years
Arts & Crafts	Sheboygan	WI	—	1,893	2,030	—	1,893	2,030	3,923	(3)	2022	12/3/2021	9	to	35	Years
Discount Retail	Sheboygan	WI	—	2,049	2,056	—	2,049	2,056	4,105	(13)	2022	12/3/2021	10	to	35	Years
Dollar Stores	Oklahoma City	OK	—	295	664	—	295	664	960	(39)	2006	12/8/2021	5	to	23	Years
Dollar Stores	Harper Woods	MI	—	627	1,165	10	627	1,174	1,801	(50)	1972	12/9/2021	4	to	30	Years
Automotive Service	Middletown	OH	—	342	632	—	342	632	974	(35)	1974	12/10/2021	6	to	25	Years
Automotive Service	Hamilton	OH	—	321	1,122	—	321	1,122	1,442	(52)	1922	12/10/2021	7	to	25	Years
Automotive Service	Hamilton	OH	—	393	1,003	—	393	1,003	1,395	(54)	1964	12/10/2021	7	to	23	Years
Dollar Stores	Columbus	GA	—	173	967	—	173	967	1,140	(42)	2003	12/13/2021	6	to	31	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Dollar Stores	Phenix City	AL	—	176	980	—	176	980	1,156	(42)	2005	12/13/2021	4	to	35	Years
Drug Stores & Pharmacies	Gales Ferry	CT	—	1,687	2,326	—	1,687	2,326	4,013	(118)	2012	12/21/2021	6	to	31	Years
Drug Stores & Pharmacies	St. Joseph	MI	—	2,494	2,671	—	2,494	2,671	5,165	(112)	2015	12/21/2021	7	to	35	Years
Drug Stores & Pharmacies	El Centro	CA	—	890	4,656	—	890	4,656	5,546	(166)	2002	12/21/2021	6	to	35	Years
Drug Stores & Pharmacies	Groton	CT	—	1,195	3,833	—	1,195	3,833	5,028	(138)	2004	12/21/2021	7	to	35	Years
Discount Retail	Bowie	MD	—	1,782	3,344	—	1,782	3,344	5,126	(142)	1996	12/22/2021	6	to	32	Years
Discount Retail	Grand Island	NE	—	337	2,333	—	337	2,333	2,670	(80)	1990	12/23/2021	7	to	35	Years
Auto Parts	Syracuse	NY	—	486	1,316	—	486	1,316	1,802	(58)	2004	12/29/2021	7	to	35	Years
Auto Parts	Golden	CO	—	594	974	—	594	974	1,568	(39)	2009	12/30/2021	3	to	35	Years
Auto Parts	Lithonia	GA	—	605	1,422	—	605	1,422	2,027	(56)	1996	12/30/2021	3	to	35	Years
Dollar Stores	Charlotte	NC	—	359	1,008	—	359	1,008	1,367	(52)	2012	12/30/2021	6	to	33	Years
Grocery	Omaha	NE	—	1,559	4,866	260	1,559	5,126	6,685	(272)	2010	1/19/2022	8	to	25	Years
Arts & Crafts	Douglas	GA	—	465	4,317	—	465	4,317	4,782	(158)	2021	1/21/2022	9	to	35	Years
Healthcare	Denton	TX	—	554	2,623	—	554	2,623	3,177	(104)	1982	1/28/2022	6	to	29	Years
Auto Parts	Decatur	GA	—	257	840	—	257	840	1,097	(30)	1999	2/11/2022	5	to	35	Years
Dollar Stores	Fair Haven	VT	—	151	1,051	—	151	1,051	1,203	(44)	1960	2/17/2022	4	to	28	Years
Dollar Stores	Morehead City	NC	—	563	1,131	—	563	1,131	1,694	(43)	2002	2/18/2022	4	to	35	Years
Home Improvement	Litchfield	IL	—	138	1,328	104	138	1,432	1,570	(62)	2022	3/4/2022	10	to	25	Years
Drug Stores & Pharmacies	Mobile	AL	—	954	2,570	—	954	2,570	3,525	(77)	2003	3/10/2022	7	to	35	Years
Dollar Stores	Monticello	GA	—	346	1,323	—	346	1,323	1,669	(52)	2016	3/14/2022	8	to	35	Years
Dollar Stores	Overton	NV	—	85	1,228	—	85	1,228	1,314	(37)	2012	3/15/2022	5	to	35	Years
Dollar Stores	Naturita	CO	—	100	935	—	100	935	1,035	(30)	2014	3/15/2022	7	to	34	Years
Dollar Stores	Milford	UT	—	62	1,075	—	62	1,075	1,137	(30)	2015	3/15/2022	8	to	35	Years
Dollar Stores	Shartlesville	PA	—	236	1,303	—	236	1,303	1,539	(57)	2018	3/15/2022	7	to	35	Years
Home Improvement	Edgewood	NM	—	426	1,066	177	426	1,243	1,670	(51)	2022	3/15/2022	6	to	25	Years
Healthcare	Houston	TX	—	455	2,092	—	455	2,092	2,546	(59)	2014	3/24/2022	7	to	35	Years
Healthcare	Amarillo	TX	—	413	1,815	—	413	1,815	2,228	(61)	2012	3/24/2022	6	to	30	Years
Healthcare	Kaufman	TX	—	268	1,677	—	268	1,677	1,945	(44)	2008	3/24/2022	7	to	35	Years
Dollar Stores	Ely	NV	—	134	1,136	—	134	1,136	1,270	(33)	2014	3/25/2022	8	to	35	Years
Arts & Crafts	Dothan	AL	—	1,410	5,101	—	1,410	5,101	6,510	(229)	1970	3/30/2022	4	to	20	Years
Casual Dining	Dothan	AL	—	564	586	—	564	586	1,151	(37)	2003	3/30/2022	6	to	16	Years
Grocery	Dothan	AL	—	1,155	5,178	36	1,155	5,214	6,369	(148)	1968	3/30/2022	7	to	32	Years
Quick Service Restaurants	Dothan	AL	—	427	1,275	—	427	1,275	1,702	(42)	2011	3/30/2022	4	to	29	Years
Dollar Stores	Livonia	MI	—	96	1,292	—	96	1,292	1,388	(45)	1956	3/31/2022	4	to	28	Years
Dollar Stores	Lower Burrell	PA	—	361	1,309	—	361	1,309	1,670	(41)	2018	3/31/2022	7	to	35	Years
Dollar Stores	Lewistown	PA	—	220	1,795	—	220	1,795	2,015	(55)	2019	3/31/2022	7	to	35	Years
Dollar Stores	Orrstown	PA	—	193	1,377	—	193	1,377	1,569	(60)	2019	3/31/2022	7	to	35	Years
General Retail	Kansas City	KS	—	600	7,312	—	600	7,312	7,912	(219)	2014	3/31/2022	7	to	33	Years
Drug Stores & Pharmacies	West Allis	WI	—	2,690	3,410	—	2,690	3,410	6,100	(83)	2008	4/18/2022	7	to	35	Years
Dollar Stores	Magdelena	NM	—	65	892	—	65	892	957	(30)	2009	4/19/2022	3	to	30	Years
Grocery	Tonawanda	NY	—	784	6,998	—	784	6,998	7,782	(213)	2001	4/21/2022	5	to	28	Years
Dollar Stores	Penasco	NM	—	181	1,030	—	181	1,030	1,210	(31)	2009	5/2/2022	3	to	28	Years
Automotive Service	Mayfield	OH	—	1,434	1,566	—	1,434	1,566	3,000	(42)	1968	5/13/2022	6	to	25	Years
Casual Dining	Mayfield	OH	—	424	338	—	424	338	763	(15)	1968	5/13/2022	5	to	16	Years
Grocery	La Place	LA	—	4,359	4,751	—	4,359	4,751	9,110	(171)	1997	5/13/2022	6	to	22	Years
Grocery	Tonawanda	NY	—	1,207	10,122	—	1,207	10,122	11,329	(224)	2001	6/13/2022	5	to	31	Years
Auto Parts	Sparks	NV	—	903	2,584	—	903	2,584	3,486	(93)	1980	6/24/2022	5	to	22	Years
Farm Supplies	Sparks	NV	—	765	1,944	—	765	1,944	2,709	(79)	1980	6/24/2022	5	to	19	Years
Home Improvement	Sparks	NV	—	355	1,287	—	355	1,287	1,643	(46)	1980	6/24/2022	6	to	19	Years
Drug Stores & Pharmacies	Tulare	CA	—	1,550	4,156	—	1,550	4,156	5,706	(81)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Fort Wayne	IN	—	2,751	3,796	—	2,751	3,796	6,547	(71)	2010	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Noblesville	IN	—	2,623	3,915	—	2,623	3,915	6,538	(78)	2009	6/28/2022	9	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Drug Stores & Pharmacies	Jackson	MS	—	2,286	3,036	—	2,286	3,036	5,322	(58)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Newport News	VA	—	4,408	3,802	—	4,408	3,802	8,209	(80)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Yorktown	VA	—	3,996	3,749	—	3,996	3,749	7,745	(74)	2009	6/28/2022	9	to	35	Years
Grocery	Palmdale	CA	—	2,046	7,504	—	2,046	7,504	9,550	(136)	2000	6/28/2022	6	to	35	Years
Specialty	Palmdale	CA	—	1,019	3,935	—	1,019	3,935	4,954	(71)	2000	6/28/2022	5	to	35	Years
Dollar Stores	Springfield	IL	—	142	990	—	142	990	1,132	(32)	1980	6/30/2022	2	to	20	Years
Dollar Stores	Buffalo	NY	—	170	1,813	—	170	1,813	1,983	(33)	2019	6/30/2022	7	to	35	Years
Drug Stores & Pharmacies	Athens	GA	—	2,272	3,919	—	2,272	3,919	6,191	(65)	2009	7/1/2022	10	to	35	Years
Drug Stores & Pharmacies	Rockford	IL	—	2,285	4,649	—	2,285	4,649	6,934	(75)	2009	7/1/2022	9	to	35	Years
Drug Stores & Pharmacies	New Orleans	LA	—	2,228	3,699	—	2,228	3,699	5,927	(63)	2009	7/1/2022	11	to	35	Years
Drug Stores & Pharmacies	Bismarck	ND	—	2,143	3,913	—	2,143	3,913	6,056	(65)	2009	7/1/2022	9	to	35	Years
Drug Stores & Pharmacies	Las Vegas	NV	—	3,129	4,847	—	3,129	4,847	7,976	(82)	2009	7/1/2022	9	to	35	Years
Grocery	Harrison	MI	—	564	4,579	—	564	4,579	5,143	(114)	2001	7/26/2022	5	to	29	Years
Dollar Stores	Oglethorpe	GA	—	112	802	—	112	802	915	(16)	2009	8/3/2022	5	to	27	Years
Grocery	Janesville	WI	—	2,039	15,748	—	2,039	15,748	17,787	(205)	2015	8/17/2022	7	to	35	Years
Auto Parts	Marion	IN	—	469	495	—	469	495	964	(19)	1961	9/8/2022	5	to	9	Years
Dollar Stores	Marion	IN	—	469	676	—	469	676	1,146	(18)	1961	9/8/2022	1	to	16	Years
Auto Parts	Bluefield	WV	—	55	673	45	55	718	773	(11)	1996	9/20/2022	6	to	22	Years
Discount Retail	Forest City	NC	—	544	968	—	544	968	1,511	(44)	1989	9/20/2022	1	to	13	Years
Dollar Stores	Bluefield	WV	—	55	608	—	55	608	663	(11)	1996	9/20/2022	4	to	19	Years
Drug Stores & Pharmacies	Philadelphia	PA	—	2,885	—	—	2,885	—	2,885	—	1997	9/21/2022
Dollar Stores	Lithia Springs	GA	—	213	1,722	—	213	1,722	1,935	(18)	2011	9/23/2022	4	to	35	Years
Grocery	Orange City	IA	—	358	4,950	—	358	4,950	5,309	(50)	2017	9/23/2022	8	to	35	Years
Drug Stores & Pharmacies	Swansea	IL	—	1,172	1,876	—	1,172	1,876	3,048	(36)	1997	9/28/2022	4	to	20	Years
Discount Retail	Elizabeth City	NC	—	639	2,226	—	639	2,226	2,865	(41)	1993	9/29/2022	3	to	24	Years
Drug Stores & Pharmacies	Salisbury	NC	—	2,218	2,953	—	2,218	2,953	5,171	(33)	2006	9/29/2022	6	to	33	Years
Drug Stores & Pharmacies	Statesville	NC	—	986	2,751	—	986	2,751	3,736	(30)	2005	9/29/2022	7	to	32	Years
Drug Stores & Pharmacies	Farmville	VA	—	4,155	3,459	—	4,155	3,459	7,614	(33)	2015	9/29/2022	9	to	35	Years
Grocery	Elizabeth City	NC	—	1,246	1,492	—	1,246	1,492	2,738	(95)	1993	9/29/2022	2	to	6	Years
Discount Retail	Fond du Lac	WI	—	267	2,775	—	267	2,775	3,042	(30)	1973	9/30/2022	8	to	31	Years
Dollar Stores	Detroit	MI	—	235	1,132	—	235	1,132	1,367	(12)	1960	9/30/2022	2	to	31	Years
Grocery	Covington	LA	8,498	1,989	9,693	15	1,989	9,708	11,697	(98)	2008	9/30/2022	8	to	35	Years
Grocery	New Haven	IN	—	987	2,356	—	987	2,356	3,343	(44)	1977	10/3/2022	4	to	12	Years
Dollar Stores	South Park	PA	—	188	1,290	—	188	1,290	1,478	—	2015	10/25/2022	6	to	35	Years
Dollar Stores	Providence	RI	—	1,404	655	—	1,404	655	2,059	—	1995	11/8/2022	4	to	16	Years
Automotive Service	Douglas	GA	—	786	1,793	—	786	1,793	2,579	—	2022	11/10/2022	9	to	35	Years
Sporting Goods	Cranberry Township	PA	—	3,211	13,224	—	3,211	13,224	16,435	(19)	2012	12/15/2022	5	to	35	Years
Dollar Stores	Baldwin	MI	—	53	1,198	—	53	1,198	1,251	(2)	2022	12/21/2022	12	to	35	Years
Dollar Stores	Bemidji	MN	—	71	1,307	—	71	1,307	1,378	(2)	2022	12/21/2022	7	to	35	Years
Dollar Stores	Benton Harbor	MI	—	119	1,091	—	119	1,091	1,210	(2)	2022	12/21/2022	7	to	35	Years
Dollar Stores	Blanchard	MI	—	197	1,190	—	197	1,190	1,387	(2)	2022	12/21/2022	11	to	35	Years
Dollar Stores	Crystal	MI	—	125	1,176	—	125	1,176	1,301	(2)	2021	12/21/2022	11	to	35	Years
Dollar Stores	Kalamazoo	MI	—	89	1,250	—	89	1,250	1,340	(2)	2022	12/21/2022	7	to	35	Years
Dollar Stores	South Haven	MI	—	59	1,137	—	59	1,137	1,196	(2)	2022	12/21/2022	12	to	35	Years
Dollar Stores	Three Rivers	MI	—	106	1,316	—	106	1,316	1,422	(2)	2022	12/21/2022	7	to	35	Years
Dollar Stores	Wabeno	WI	—	193	1,084	—	193	1,084	1,276	(2)	2022	12/21/2022	12	to	35	Years
Dollar Stores	Walkerville	MI	—	80	1,195	—	80	1,195	1,274	(2)	2022	12/21/2022	12	to	35	Years
Specialty	Tysons	VA	—	9,822	9,487	—	9,822	9,487	19,309	(12)	1978	12/28/2022	6	to	35	Years
Dollar Stores	Chipley	FL	—	240	1,251	—	240	1,251	1,492	(2)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Alford	FL	—	138	1,220	—	138	1,220	1,358	(2)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Glennville	GA	—	143	1,161	—	143	1,161	1,305	(2)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Ennice	NC	—	89	1,257	—	89	1,257	1,346	(2)	2022	12/29/2022	7	to	35	Years

Description				Initial Cost to Company			Gross Amount as of December 31, 2022(1), (4)
Industry	City	State	Encumbrances	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation(2), (4)	Date of Construction	Date Acquired(3)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Dollar Stores	Donalsonville	GA	—	122	1,224	—	122	1,224	1,346	(2)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Douglas	GA	—	126	1,322	—	126	1,322	1,448	(2)	2022	12/29/2022	7	to	35	Years
Grocery	Greenfield	WI	—	2,064	20,089	—	2,064	20,089	22,153	(35)	1970	12/29/2022	6	to	29	Years
			$8,498	$401,146	$901,053	$6,031	$401,146	$907,084	$1,308,230	$(62,526)

(1) The aggregate cost for federal income tax purposes is $1.4 billion (unaudited).
(2) Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is up to 35 years for buildings and up to 15 years for building improvements.
(3) The acquisition dates for properties acquired prior to December 23, 2019 are stated at the Company’s Private Offering and formation transactions date of December 23, 2019.
(4) Properties with no building value represent a property for which the Company owns only the land, therefore depreciation and estimated life for depreciation are not applicable.

The following is a reconciliation of carrying value for land and building and improvements for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$926,392	$547,733	$224,053
Additions
Acquisitions	398,177	393,147	365,219
Improvements	2,383	1,227	2,408
Property under development completed and placed in service	22,510	2,909	—
Deductions
Reclasses to held for sale	(37,880)	(1,990)	(28,591)
Provisions for impairment	(1,067)	—	—
Involuntary conversion of assets (1)	—	(502)	—
Dispositions	(2,285)	(16,132)	(15,356)
Balance, end of year	$1,308,230	$926,392	$547,733

(1) The Company incurred significant damage to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. For the year ended December 31, 2021, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income.

The following is a reconciliation of accumulated depreciation for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$30,669	$10,111	$132
Additions
Depreciation expense	33,584	21,049	10,703
Deductions
Reclasses to held for sale	(1,610)	(35)	(518)
Involuntary conversion of assets (1)	—	(12)	—
Dispositions	(117)	(444)	(206)
Balance, end of year	$62,526	$30,669	$10,111

(1) The Company incurred significant damage to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of December 31, 2022, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income.

See report of independent registered public accounting firm.

NETSTREIT Corp.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2022
(Dollars in thousands)
Description and Industry	City	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Outstanding face amount of mortgages	Carrying amount of mortgages
Fully collateralized mortgage loans:
Home Improvement	Portland	OR	6.0%	7/26/2023	Interest only	Balloon of $40.3 million	None	$40,316	$40,358
Discount Retail	Madera	CA	6.5%	6/30/2023	Interest only	Balloon of $6.0 million	None	6,000	6,020
								$46,316	$46,378

The following shows changes in the carrying amounts of mortgage loans receivable, net during the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2022
Balance, beginning of period	$—
Additions:
New mortgage loans receivable	46,316
Other: Capitalized loan origination costs	150
Deductions:
Other: Amortization of loan origination costs	(88)
Balance, end of period	$46,378

See report of independent registered public accounting firm.