Form 10-Q
period 2023-03-31
NETSTREIT Corp.
filed 2023-04-26
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 24, 2023 was 60,862,466.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Real estate, at cost:
Land	$417,704	$401,146
Buildings and improvements	966,743	907,084
Total real estate, at cost	1,384,447	1,308,230
Less accumulated depreciation	(72,682)	(62,526)
Property under development	6,501	16,796
Real estate held for investment, net	1,318,266	1,262,500
Assets held for sale	5,798	23,208
Mortgage loans receivable, net	92,267	46,378
Cash, cash equivalents and restricted cash	6,596	70,543
Lease intangible assets, net	154,213	151,006
Other assets, net	50,242	52,057
Total assets	$1,627,382	$1,605,692
Liabilities and equity
Liabilities:
Term loans, net	$373,415	$373,296
Revolving credit facility	96,000	113,000
Mortgage note payable, net	7,901	7,896
Lease intangible liabilities, net	29,348	30,131
Liabilities related to assets held for sale	34	406
Accounts payable, accrued expenses and other liabilities	25,062	22,540
Total liabilities	531,760	547,269
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 60,862,466 and 58,031,879 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	609	580
Additional paid-in capital	1,145,160	1,091,514
Distributions in excess of retained earnings	(77,237)	(66,937)
Accumulated other comprehensive income	17,743	23,673
Total stockholders’ equity	1,086,275	1,048,830
Noncontrolling interests	9,347	9,593
Total equity	1,095,622	1,058,423
Total liabilities and equity	$1,627,382	$1,605,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$28,474	$20,921
Interest income on loans receivable	978	411
Total revenues	29,452	21,332
Operating expenses
Property	3,936	2,932
General and administrative	4,909	4,190
Depreciation and amortization	14,949	10,980
Transaction costs	109	165
Total operating expenses	23,903	18,267
Other income (expense)
Interest expense, net	(3,944)	(1,169)
Gain (loss) on sales of real estate, net	(319)	161
Other income	152	—
Total other expense, net	(4,111)	(1,008)
Net income before income taxes	1,438	2,057
Income tax benefit (expense)	43	(91)
Net income	1,481	1,966
Net income attributable to noncontrolling interests	9	24
Net income attributable to common stockholders	$1,472	$1,942
Amounts available to common stockholders per common share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted average common shares:
Basic	58,155,738	44,415,807
Diluted	58,883,386	45,600,810
Other comprehensive income:
Net income	$1,481	$1,966
Change in value on derivatives, net	(5,979)	6,211
Total comprehensive income (loss)	(4,498)	8,177
Comprehensive income (loss) attributable to noncontrolling interests	(40)	100
Comprehensive income (loss) attributable to common stockholders	$(4,458)	$8,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offerings, net of issuance costs	2,759,481	28	52,875	—	—	52,903	—	52,903
OP Units converted to common stock	5,694	—	105	—	—	105	(105)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(11,650)	—	(11,650)	(101)	(11,751)
Dividends declared on restricted stock, net	—	—	—	(122)	—	(122)	—	(122)
Vesting of restricted stock units	83,428	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(18,016)	—	(360)	—	—	(360)	—	(360)
Stock-based compensation, net	—	—	1,027	—		1,027	—	1,027
Other comprehensive loss	—	—	—	—	(5,930)	(5,930)	(49)	(5,979)
Net income	—	—	—	1,472	—	1,472	9	1,481
Balance at March 31, 2023	60,862,466	$609	$1,145,160	$(77,237)	$17,743	$1,086,275	$9,347	$1,095,622

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offerings, net of issuance costs	3,604,736	36	75,461	—	—	75,497	—	75,497
OP Units converted to common stock	25,629	—	484	—	—	484	(484)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(8,888)	—	(8,888)	(109)	(8,997)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	85,224	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(16,651)	—	(362)	—	—	(362)	—	(362)
Stock-based compensation, net	—	—	1,045	—		1,045	—	1,045
Other comprehensive income	—	—	—	—	6,135	6,135	76	6,211
Net income	—	—	—	1,942	—	1,942	24	1,966
Balance at March 31, 2022	47,921,988	$479	$886,351	$(42,193)	$10,258	$854,895	$10,152	$865,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$1,481	$1,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,949	10,980
Amortization of deferred financing costs	308	157
Amortization of above/below-market assumed debt	29	—
Noncash revenue adjustments	(509)	(807)
Stock-based compensation expense	1,027	1,045
(Gain) loss on sales of real estate, net	319	(161)
Gain on involuntary conversion of buildings and improvements	(12)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,845)	(1,484)
Accounts payable, accrued expenses and other liabilities	(441)	(2,742)
Lease incentive payments	(500)	—
Net cash provided by operating activities	14,806	8,954
Cash flows from investing activities
Acquisitions of real estate	(67,717)	(89,973)
Real estate development and improvements	(2,480)	(4,378)
Investment in mortgage loans receivable	(45,917)	(40,426)
Earnest money deposits	(1,773)	(630)
Purchase of computer equipment and other corporate assets	—	(595)
Proceeds from sale of real estate	15,463	2,294
Proceeds from the settlement of property-related insurance claims	12	—
Net cash used in investing activities	(102,412)	(133,708)
Cash flows from financing activities
Issuance of common stock in public offerings, net	52,903	75,497
Payment of common stock dividends	(11,650)	(8,888)
Payment of OP unit distributions	(101)	(109)
Payment of restricted stock dividends	(92)	(106)
Principal payments on mortgages payable	(26)	—
Proceeds under property development incentives	—	375
Proceeds under revolving credit facilities	99,000	128,000
Repayments under revolving credit facilities	(116,000)	(72,000)
Repurchase of common stock for tax withholding obligations	(360)	(363)
Deferred offering costs	(15)	(568)
Net cash provided by financing activities	23,659	121,838
Net change in cash, cash equivalents and restricted cash	(63,947)	(2,916)
Cash, cash equivalents and restricted cash at beginning of the period	70,543	7,603
Cash, cash equivalents and restricted cash at end of the period	$6,596	$4,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,641	$1,108
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$122	$128
Cash flow hedge change in fair value	$(5,979)	$6,211
Accrued capital expenditures and real estate development and improvement costs	$2,516	$1,418

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
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of March 31, 2023, the Company owned or had investments in 488 properties, located in 45 states, excluding four property developments where rent has yet to commence.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2022, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the full year.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had no restricted cash as of March 31, 2023, and $4.7 million of restricted cash as of December 31, 2022.

The Company’s bank balances as of March 31, 2023 and December 31, 2022 included certain amounts over the Federal Deposit Insurance Corporation limits.

Fair Value Measurement

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of March 31, 2023 and December 31, 2022. These estimates require management’s judgement and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of March 31, 2023:

•Borrowings under the Company’s New Revolver (as defined in “Note 6 - Debt”) approximate fair value based on their nature, terms and variable interest rates.
•Carrying values of the Company’s fixed rate mortgage loans receivable approximate fair values based on a number of factors, including either their short-term nature, the availability of market quotes for comparable instruments, and a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.
•Carrying value of the Company’s mortgage note payable approximates fair value based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.

The following table discloses fair value information for the Company’s 2024 Term Loan and 2028 Term Loan (each as defined in “Note 6 - Debt”) (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2024 Term Loan (1)	$174,591	$175,471	$174,532	$175,382
2028 Term Loan (1)	198,824	201,324	198,764	201,108
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

During the three months ended March 31, 2023 and 2022, there were no tenants or borrowers with rental revenue or interest income on loans receivable, respectively, that exceeded 10% of total revenues.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis or real estate that secures the Company's investment in mortgage loans receivable. The Company allocates resources and assesses operating performance based on individual investment and property needs. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment.

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of March 31, 2023, the Company’s weighted average remaining lease term was 9.4 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income (loss) and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the three months ended March 31, 2023 and 2022.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended March 31,
	2023	2022
Rental revenue
Fixed lease income (1)	$24,723	$18,067
Variable lease income (2)	3,538	2,689
Other rental revenue:
Above/below market lease amortization, net	412	283
Lease incentives	(199)	(118)
Rental revenue (including reimbursable)	$28,474	$20,921

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts. There were immaterial write-offs of uncollectible amounts during the three months ended March 31, 2023 with no write-offs during the three months ended March 31, 2022.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2023 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2023	$77,012
2024	101,804
2025	101,209
2026	98,383
2027	94,112
Thereafter	488,870
Total	$961,390

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The lease has a remaining noncancellable lease term of 9.3 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company.

The following table presents the lease expense components for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$135	$135
Variable lease cost	$67	$3

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of March 31, 2023, the right-of-use asset and operating lease liability was $4.1 million and $5.4 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of March 31, 2023 (in thousands):

Future Minimum Lease Payments
Remainder of 2023	$412
2024	617
2025	636
2026	653
2027	670
Thereafter	3,311
Total lease payments	6,299
Less: amount representing interest (1)	(912)
Present value of operating lease liabilities	$5,387

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of March 31, 2023, the Company owned or had investments in 488 properties, excluding four property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $1.5 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Illinois and Texas representing 8.6% and 8.0%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the three months ended March 31, 2023, the Company acquired 20 properties for a total purchase price of $67.7 million, inclusive of $0.7 million of capitalized acquisition costs.

During the three months ended March 31, 2022, the Company acquired 34 properties for a total purchase price of $90.0 million, inclusive of $1.2 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Land	$14,304	$14,654
Buildings	43,133	60,088
Site improvements	3,479	6,538
Tenant improvements	391	1,160
In-place lease intangible assets	6,410	8,872
Above-market lease intangible assets	—	108
	67,717	91,420
Liabilities assumed
Below-market lease intangible liabilities	—	(1,423)
Accounts payable, accrued expense and other liabilities	—	(24)
Purchase price (including acquisition costs)	$67,717	$89,973

Development

As of March 31, 2023, the Company had three property developments under construction and one completed development where rent has yet to commence. During the three months ended March 31, 2023, the Company invested $4.5 million in property developments. During this period, the Company completed development on two projects and reclassified approximately $14.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments in the first quarter of 2023. The remaining three developments in progress are expected to be substantially completed with rent commencing in the third and fourth quarters of 2023 for two of the developments and the second quarter of 2024 for the remaining development. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2023.

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

Additionally, during both the three months ended March 31, 2023 and 2022, the Company capitalized approximately $0.1 million of interest expense associated with properties under development.

Dispositions

During the three months ended March 31, 2023, the Company sold eight properties for a total sales price, net of disposal costs, of $15.5 million, recognizing a loss of $0.3 million.

During the three months ended March 31, 2022, the Company sold one property for a total sales price, net of disposal costs, of $2.3 million, recognizing a gain of $0.2 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of March 31, 2023 and December 31, 2022 is summarized below (in thousands):

Loan Type	Number of Secured Properties	Effective Interest Rate (3)	Stated Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Mortgage (1)	1	5.69%	6.00%	7/26/2023	$40,316	$40,316
Mortgage (1)	2	5.83%	6.50%	6/30/2023	6,000	6,000
Mortgage	46	9.55%	9.55%	3/10/2026	41,940	—
Mortgage (2)	3	6.99%	6.89%	4/10/2026	4,132	—
Total					92,388	46,316
Unamortized loan origination costs					34	62
Unamortized discount					(155)	—
Total mortgage loans receivable, net					$92,267	$46,378

(1) The Company has the right, subject to certain terms and conditions, to purchase all or a portion of the underlying collateralized property.
(2) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(3) Includes amortization of discount and loan origination costs, as applicable.

All of the Company’s mortgage loans require monthly payments of interest only with principal payments occurring as borrower disposes of underlying properties, limited to the Company’s allocated investment by property. Any remaining principal balance will be repaid at or before the maturity date.

Assets Held for Sale

As of March 31, 2023 and December 31, 2022, there were three and eleven properties, respectively, classified as held for sale.

Provisions for Impairment

The Company had no provisions for impairment during the three months ended March 31, 2023 and 2022.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$162,784	$(33,103)	$129,681	$154,876	$(28,472)	$126,404
Above-market leases	20,091	(3,263)	16,828	20,091	(2,892)	17,199
Assembled workforce	873	(873)	—	873	(873)	—
Lease incentives	8,521	(817)	7,704	8,021	(618)	7,403
Total intangible assets	$192,269	$(38,056)	$154,213	$183,861	$(32,855)	$151,006

Liabilities:
Below-market leases	$35,596	$(6,248)	$29,348	$35,596	$(5,465)	$30,131

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2023 and as of December 31, 2022 by category were as follows:

	Years Remaining
	March 31, 2023	December 31, 2022
In-place leases	9.2	9.4
Above-market leases	12.8	13.0
Below-market leases	11.4	11.6
Lease incentives	11.4	11.8

The Company records amortization of in-place lease assets and assembled workforce intangible assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the amortization of intangible assets and liabilities for all property and ground leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization:
Amortization of in-place leases	$4,670	$3,555
Amortization of assembled workforce	—	73
	$4,670	$3,628

Net adjustment to rental revenue:
Above-market lease assets	(371)	(327)
Below-market lease liabilities	783	610
Lease incentives	(199)	(118)
	$213	$165

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of March 31, 2023, for the next five years and thereafter (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
In-place leases	$13,439	$17,481	$16,907	$15,694	$13,423	$52,737	$129,681

Above-market lease assets	(1,113)	(1,480)	(1,479)	(1,478)	(1,450)	(9,828)	(16,828)
Below-market lease liabilities	2,276	3,005	2,982	2,890	2,818	15,377	29,348
Lease incentives	$(556)	$(741)	$(741)	$(741)	$(691)	$(4,234)	$(7,704)
Net adjustment to rental revenue	$607	$784	$762	$671	$677	$1,315	$4,816

Note 6 – Debt

Debt consists of the following (in thousands):

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Debt:
2024 Term Loan (1)	December 23, 2024	1.37%	$175,000	$175,000
New Revolver (2)	August 11, 2026	5.94%	96,000	113,000
2028 Term Loan (3)	February 11, 2028	3.88%	200,000	200,000
Mortgage Note	November 1, 2027	4.53%	8,472	8,498
Total debt			479,472	496,498
Unamortized discount and debt issuance costs			(2,156)	(2,306)
Unamortized deferred financing costs, net (4)			(2,499)	(2,684)
Total debt, net			$474,817	$491,508

(1) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of March 31, 2023. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(2) The annual interest rate of the New Revolver assumes daily SOFR as of March 31, 2023 of 4.84% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of March 31, 2023. The New Revolver may be extended up to one year.
(3) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of March 31, 2023. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
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

The New Revolver refinanced and increased the available borrowing capacity under the Company’s $250.0 million senior unsecured revolving credit facility (the “Prior Revolver”) pursuant to the credit agreement, dated as of December 23, 2019, governing such facility (the “Prior Credit Agreement”).

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

On January 27, 2023, the Company executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”). Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, the Company converted its four existing LIBOR swap agreements associated with 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%. The Company has fully hedged the 2024 Term Loan with an all-in interest rate of 1.37%. The interest rate hedge is further described in “Note 7 - Derivative Financial Instruments.”

Mortgage Note Payable

As of March 31, 2023, the Company had total gross mortgage indebtedness of $8.5 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $13.0 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2024 Term Loan and 2028 Term Loan are interest only through maturity. As of March 31, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2023	$117	$—	$117
2024	162	175,000	175,162
2025	170	—	170
2026	178	96,000	96,178
2027	170	7,663	7,833
Thereafter	—	200,000	200,000
Total	$797	$478,663	$479,460

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended March 31,
	2023	2022
Revolving credit facilities (1)	$1,150	$478
Term loans (2)	2,499	590
Mortgage note payable	93	—
Non-cash:
Amortization of deferred financing costs	185	101
Amortization of debt discount, net	151	56
Capitalized interest	(134)	(56)
Total interest expense, net	$3,944	$1,169

(1) Includes facility fees and non-utilization fees of approximately $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2023 and 2022, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.77% and 1.32%, respectively.

During the three months ended March 31, 2023 and 2022, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.86% and 1.39%, respectively.

The estimated fair values of the Company’s term loans have been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. Refer to “Note 2 - Summary of Significant Accounting Policies” for additional detail on fair value measurements.

The Company was in compliance with all of its debt covenants as of March 31, 2023 and expects to be in compliance for the twelve-month period ending December 31, 2023.

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

Effective September 28, 2020 and September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2024 Term Loan and 2028 Term Loan, respectively. Additionally, the Company converted its existing LIBOR swap agreements associated with the 2024 Term Loan into new SOFR swaps effective January 30, 2023. The interest rate for the variable rate 2024 Term Loan is based on the hedged fixed rate of 0.12% compared to the variable 2024 Term Loan SOFR rate as of March 31, 2023 of 4.80%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of March 31, 2023 of 4.67%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the respective maturity dates of the 2024 and 2028 Term Loans.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate swaps	7	7	$375,000	$375,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$18,088	$24,067

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Interest Rate Products	$(3,141)	$6,188	Interest expense, net	$2,837	$(23)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three months ended March 31, 2023 and 2022. During the next twelve months, the Company estimates that an additional $11.7 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2023
Derivative assets	$—	$18,088	$—	$18,088

December 31, 2022
Derivative assets	$—	$24,067	$—	$24,067

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$8,600	$7,167
Deferred rent receivable	6,335	5,629
Prepaid assets	4,048	3,864
Earnest money deposits	1,958	185
Fair value of interest rate swaps	18,088	24,067
Deferred offering costs	825	796
Deferred financing costs, net	2,499	2,685
Right-of-use asset	4,144	4,235
Leasehold improvements and other corporate assets, net	1,907	1,969
Interest receivable	600	256
Other assets, net	1,238	1,204
	$50,242	$52,057

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses	$6,815	$5,745
Accrued bonus	352	1,305
Prepaid rent	4,038	2,937
Operating lease liability	5,387	5,464
Accrued interest	2,020	1,782
Deferred rent	2,134	1,756
Accounts payable	2,050	1,394
Other liabilities	2,266	2,157
	$25,062	$22,540

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. The Company has issued shares of common stock in connection with the ATM Program for the periods presented as follows:

•In March 2023, the Company issued 146,745 shares of common stock at a weighted average price of $20.22 per share for net proceeds of approximately $2.9 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 146,745 Class A OP Units.

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

On March 30, 2023, the Company partially physically settled 2,612,736 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $50.0 million, net of underwriting discounts and offering costs of $2.8 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,612,736 Class A OP Units. As of March 31, 2023, 4,763,320 shares remained unsettled under the August 8, 2022 forward sale agreements.

January 2022 Follow-On Offering

On January 13, 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. On March 30, 2022, the Company settled 3,440,962 shares of common stock at a price of $22.25 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $72.0 million, net of underwriting discounts and offering costs of $4.6 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3,440,962 Class A OP Units. As of December 31, 2022, the Company fully physically settled the forward sale agreements (by the delivery of shares of common stock).

Surrendered Shares on Vested Stock Unit Awards

During the three months ended March 31, 2023 and 2022, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the three months ended March 31, 2023 and 2022, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 18 thousand and 17 thousand RSUs, respectively both valued at approximately $0.4 million, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of shares of common stock” on the condensed consolidated statements of cash flows.

Dividends

During the three months ended March 31, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.20	March 15, 2023	$11,650	March 30, 2023

Three Months Ended March 31, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during the three months ended March 31, 2023 and 2022, the Operating Partnership paid distributions of $0.1 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of March 31, 2023 and December 31, 2022, noncontrolling interests represented 0.8% and 0.9%, respectively, of OP Units. During the three months ended March 31, 2023 and 2022, OP Unit holders redeemed 5,694 and 25,629 OP units, respectively, into shares of common stock on a one-for-one basis.

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

As of March 31, 2023, the only stock-based compensation granted by the Company were restricted stock units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.0 million for both the three months ended March 31, 2023 and 2022. All awards of unvested restricted stock units are expected to fully vest over the next one to four years.

Performance-Based RSUs (effectiveness of Initial Public Offering)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next two years.

The following table summarizes performance-based RSU activity for the period ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	61,391	$19.75
Granted during the period	—	—
Forfeited during the period	—	—
Vested during the period	—	19.75
Unvested RSU grants outstanding as of March 31, 2023	61,391	$19.75

For the three months ended March 31, 2023, the Company recognized $0.1 million in stock-based compensation expense associated with performance-based RSUs. As of March 31, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $0.3 million and $0.4 million, respectively, and as of March 31, 2023, these awards are expected to be recognized over a remaining weighted average period of 1.4 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

The grant date fair value of unvested RSUs is calculated as the per share price in the private offering that closed on December 23, 2019.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to four years.

The following table summarizes service-based RSU activity for the period ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	247,079	$19.86
Granted during the period	125,112	20.19
Forfeited during the period	—	—
Vested during the period	(83,428)	20.39
Unvested RSU grants outstanding as of March 31, 2023	288,763	$19.85

For the three months ended March 31, 2023, the Company recognized $0.6 million in stock-based compensation expense associated with service-based RSUs. As of March 31, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $4.8 million and $3.0 million, respectively, and as of March 31, 2023, these awards are expected to be recognized over a remaining weighted average period of 2.3 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020 and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.
Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three-year period. The performance period of these grants runs through March 8, 2024, February 28, 2025, and February 28, 2026. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 29.0% and expected volatility of the Company's peers, ranging from 32.2% to 102.8%, with an average volatility of 46.7% and a risk-free interest rate of 4.46%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $24.13 and the target absolute TSR was $20.15 for a weighted average grant date fair value of $21.57 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes market-based RSU activity for the period ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	177,350	$19.83
Granted during the period	81,751	21.57
Forfeited during the period	—	—
Unvested RSU grants outstanding as of March 31, 2023	259,101	$20.38

For the three months ended March 31, 2023, the Company recognized $0.3 million in stock-based compensation expense associated with market-based RSUs. As of March 31, 2023, the remaining unamortized stock-based compensation expense totaled $3.4 million and as of March 31, 2023, these awards are expected to be recognized over a remaining weighted average period of 2.3 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2023 under the Program was approximately $0.4 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three months ended March 31, 2023, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service based RSUs above.

Note 11 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net income	$1,481	$1,966
Net (income) attributable to noncontrolling interest	(9)	(24)
Net income attributable to common shares, basic	1,472	1,942
Net income attributable to noncontrolling interest	9	24
Net income attributable to common shares, diluted	$1,481	$1,966

Denominator:
Weighted average common shares outstanding, basic	58,155,738	44,415,807
Effect of dilutive shares for diluted net income per common share:
OP Units	511,402	550,673
Unvested RSUs	175,859	294,272
Unsettled shares under open forward equity contracts	40,387	340,058
Weighted average common shares outstanding, diluted	58,883,386	45,600,810

Net income available to common stockholders per common share, basic	$0.03	$0.04
Net income available to common stockholders per common share, diluted	$0.03	$0.04

As of March 31, 2023 and December 31, 2022, there were 507,773 and 513,467 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of March 31, 2023, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, all of which is expected to be funded over the next two years. Additionally, as of March 31, 2023, the Company had commitments to fund three properties under development totaling $6.0 million which is expected to be funded over the next two years.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has an remaining noncancellable term of 9.3 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of 5 years. Future minimum base rental payments under the lease are outlined in “Note - 3 - Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of March 31, 2023, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to March 31, 2023 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On April 25, 2023, the Company's Board of Directors declared a cash dividend of $0.20 per share for the second quarter of 2023. The dividend will be paid on June 15, 2023 to stockholders of record on June 1, 2023.

Revolver Activity

In April 2023, the Company borrowed $72.0 million on the 2026 Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023, and other reports filed with the Securities and Exchange Commission from time to time.

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

Business Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of March 31, 2023, we owned or had investments in 488 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 83 different tenants, across 25 retail sectors in 45 states. This excludes four property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of March 31, 2023, our investments generated ABR1 of $108.9 million. Approximately 67% of our ABR is from investment grade2 credit rated tenants and an additional 15% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.4 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio.

(1) Annualized base rent (“ABR”) is annualized contractual base rent in place as of the most recent quarter end for all leases that commenced as of that date, and annualized cash interest on mortgage loans receivable in place as of that date.
(2) We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody's) or NAIC2 (National Association of Insurance Commissioners) or higher.
(3) We define “investment grade profile” tenants as tenants with metrics of more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s or NAIC.

August 2022 Follow-On Offering

On August 8, 2022, we completed a registered public offering of 9,000,000 shares of our common stock at a public offering price of $20.20 per share, which excluded an over-allotment option to the underwriters to purchase up to an additional 1,350,000 shares, which was exercised in full on August 10, 2022. In connection with the offering, we entered into forward sale agreements for 10,350,000 shares of its common stock. We did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than August 3, 2023. We may, at our election, cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we concludes it is in its best interest to do so over the prescribed offering period. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and may owe cash to the relevant forward counterparty in certain circumstances.

On March 30, 2023, we partially physically settled 2,612,736 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $50.0 million, net of underwriting discounts and offering costs of $2.8 million. As of March 31, 2023, 4,763,320 shares remained unsettled under the August 8, 2022 forward sale agreements.

ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. In March 2023, we issued 146,745 shares of common stock at a weighted average price of $20.22 per share for net proceeds of approximately $2.9 million, net of sales commissions and offering costs of less than $0.1 million. We have $151.2 million remaining gross proceeds available for future issuances of shares of our common stock under the ATM Program.

Results of Operations

Overall

We continued to grow our assets during the first quarter of 2023 through the acquisition of properties and investment in mortgage loans receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $50.0 million, the issuance of common stock under the ATM Program in an amount of $2.9 million, the usage of existing cash balances as a result of borrowings on our Revolver, and cash flows from operations during the three months ended March 31, 2023.

Acquisitions

During the three months ended March 31, 2023, we acquired 20 properties for a total purchase price of $67.7 million, inclusive of $0.7 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. These properties are located in 12 states with a WALT of approximately 9.4 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 6.9%.

Development

As of March 31, 2023, we had three property developments under construction and one completed development where rent has yet to commence. During the three months ended March 31, 2023, we invested $4.5 million in property developments. During this period, we completed development on two projects and reclassified approximately $14.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments in the first quarter of 2023. The remaining three developments in progress are expected to be substantially completed with rent commencing in the third and fourth quarters of 2023 for two of the developments and the second quarter of 2024 for the remaining development. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2023.

Dispositions

During the three months ended March 31, 2023, we sold eight properties for a total sales price, net of disposal costs of $15.5 million, recognizing a net loss of $0.3 million.

Investment in Mortgage Loans Receivable

On March 3, 2023, we executed a fully collateralized $41.9 million loan receivable with a stated interest rate of 9.55% and scheduled maturity date of March 10, 2026. The loan receivable is collateralized by 46 properties leased by one investment grade tenant. The funds provided under the loan are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2023.

On March 24, 2023, we executed a fully collateralized $4.1 million loan receivable with a stated interest rate of 6.89% and scheduled maturity date of April 10, 2026. The loan receivable is collateralized by three properties leased by one investment grade tenant. The funds provided under the loan are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2023.

Economic and Financial Environment

The average inflation rate for the three months ended March 31, 2023 was 5.0%. While the Federal Reserve has been continuing to raise interest rates in an effort to lower inflation, the pace at which it may continue to do so is unclear leading to uncertainties in the financing market and a volatile economy.

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

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$28,474	$20,921
Interest income on loans receivable	978	411
Total revenues	29,452	21,332
Operating expenses
Property	3,936	2,932
General and administrative	4,909	4,190
Depreciation and amortization	14,949	10,980
Transaction costs	109	165
Total operating expenses	23,903	18,267
Other income (expense)
Interest expense, net	(3,944)	(1,169)
Gain (loss) on sales of real estate, net	(319)	161
Other income	152	—
Total other expense, net	(4,111)	(1,008)
Net income before income taxes	1,438	2,057
Income tax benefit (expense)	43	(91)
Net income	$1,481	$1,966

Revenue. Revenue for the three months ended March 31, 2023 increased by $8.2 million to $29.5 million from $21.3 million for the three months ended March 31, 2022 which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes an increase in cash rental receipts of $6.9 million, combined with net increases of property expense reimbursements of $0.9 million, and an increase of $0.6 million related to interest income on mortgage loans receivable offset by a decrease in straight-line rental revenue.

Total Operating Expenses. Total expenses increased by $5.6 million to $23.9 million for the three months ended March 31, 2023 as compared to $18.3 million for the three months ended March 31, 2022. The increase in operating expenses is primarily attributed to the increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, property-specific reimbursable expenses, and payroll costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.0 million to $3.9 million for the three months ended March 31, 2023 from $2.9 million for the three months ended March 31, 2022. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.0 million, of which $0.4 million, $0.3 million, and $0.3 million was related to reimbursable common area maintenance costs, reimbursable insurance costs, and reimbursable property taxes, respectively.
•General and Administrative Expenses. General and administrative expenses increased $0.7 million to $4.9 million for the three months ended March 31, 2023 from $4.2 million for the three months ended March 31, 2022. The increase is primarily due to an increase in payroll expenses $0.4 million in addition to smaller net increases in corporate office rent and franchise tax expense. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million to $14.9 million for the three months ended March 31, 2023 from $11.0 million for the three months ended March 31, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $2.1 million, in-place lease amortization expense of $1.1 million, and building improvements depreciation expense of $0.8 million.

Interest Expense. Interest expense increased by $2.7 million to $3.9 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022. The increase is primarily attributed to an increase of $1.9 million of interest incurred under our $200.0 million senior unsecured term loan (the “2028 Term Loan”), a net increase of $0.6 million under our $400.0 million senior unsecured revolving credit facility (the “New Revolver”) as a result of higher interest rates driving an increase of $0.8 million offset by a decrease in average borrowings outstanding during the respective periods. Additional increases of $0.1 million and $0.1 million are attributed to increased facility fees and interest incurred under the mortgage note payable, respectively. This is offset by $0.1 million of increased capitalized interest on our property developments.

Gain (loss) on sales of real estate, net. Net loss on sales of real estate increased by $0.5 million to $0.3 million for the three months ended March 31, 2023 from a $0.2 million net gain for the three months ended March 31, 2022. The table below summarizes the properties sold for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties sold	8	1
Sales price, net of disposal costs	$15,463	$2,294
Gain (loss) on sales of real estate, net	$(319)	$161

Other income. The change in other income is primarily related to $0.1 million of interest income earned on the Company’s cash, cash equivalents and restricted cash balances as presented in the condensed consolidated balance sheets.

Income tax benefit (expense). Income tax expense decreased by $0.1 million for three months ended March 31, 2023. The decrease relates to income tax benefits regarding current period losses on disposals offset by provisions for federal and state income taxes on the financial results of NETSTREIT Management TRS, LLC.

Net income. Net income decreased $0.5 million to $1.5 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022. Net income decreased primarily due to increases in interest expense, depreciation and amortization expense, and payroll expense offset by increases in additional rental revenues primarily due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and required interest payments, as well as working capital needs, operating expenses and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowings under the $175.0 million senior unsecured term loan (the “2024 Term Loan”), 2028 Term Loan and New Revolver. As of March 31, 2023, we had $175.0 million outstanding principal amount of the 2024 Term Loan, $200.0 million outstanding principal amount of the 2028 Term Loan, and $96.0 million of borrowings outstanding under our New Revolver. Additionally, as of March 31, 2023, we had 4,763,320 shares that were unsettled under open forward equity contracts. We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program and the physical settlement of forward sales of our common stock, coupled with our cash flows from operations and available borrowing capacity under the New Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our New Revolver and issuances of common stock, including settlement of existing forward sales agreements.

Contractual Obligations and Commitments

As of March 31, 2023, our contractual debt obligations primarily include the maturity of our 2024 Term Loan with the scheduled principal payment due on December 23, 2024, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, and repayment of borrowings on our New Revolver with a maturity of August 11, 2026. During the three months ended March 31, 2023, we borrowed $99.0 million at a weighted average interest rate of 5.86% and also repaid $116.0 million on our revolving credit facilities.

The following table provides information with respect to our debt obligations and other commitments as of March 31, 2023 (in thousands):

	Payment Due by Period
	Total	From April 1, 2023 to December 31, 2023	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Obligations
2024 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
2024 Term Loan – Variable interest (1)	4,154	1,803	2,351	—	—
New Revolver – Borrowings	96,000	—	—	96,000	—
New Revolver – Variable interest	19,166	4,277	11,405	3,484	—
Facility Fee (2)	2,017	450	1,200	367	—
2028 Term Loan – Principal	200,000	—	—	—	200,000
2028 Term Loan – Variable Interest (3)	37,756	5,821	15,522	15,522	891
Mortgage Note – Principal	8,460	117	332	8,011	—
Mortgage Note – Interest	1,709	286	742	681	—
Property development under contract	5,953	5,953	—	—	—
Tenant Improvement Allowances	4,089	—	4,089	—	—
Corporate office lease obligations	6,299	412	1,253	1,323	3,311
Total	$560,603	$19,119	$211,894	$125,388	$204,202

(1) Effective September 28, 2020, we entered into four interest rate hedges to fix the base interest rate (one-month LIBOR) on our 2024 Term Loan which were converted to daily SOFR effective January 30, 2023. Accordingly, the projected interest rate obligations for the variable rate 2024 Term Loan are based on the hedged fixed rate of 0.12% compared to the variable 2024 Term Loan daily SOFR rate as of March 31, 2023 of 4.80%, plus a SOFR adjustment of 0.10%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of December 23, 2024.
(2) We are subject to a facility fee of 0.15% on our New Revolver.
(3) Effective August 11, 2022, we entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2022 of 4.67%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 9.3 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note - 3 - Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of March 31, 2023, we had commitments to fund properties under development totaling $6.0 million, all of which is expected to be funded over the next two years.

Credit Facilities

On January 27, 2023, we executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”). Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, we converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%. We have fully hedged the 2024 Term Loan with an all-in interest rate of 1.37%. The interest rate hedge is further described in “Note 7 - Derivative Financial Instruments.”

Further discussion of our debt is included in “Note 6 - Debt” of our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Historical Cash Flow Information

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$14,806	$8,954
Investing activities	(102,412)	(133,708)
Financing activities	23,659	121,838

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $5.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $6.9 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $31.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to decreases in cash spent on acquisitions of real estate of $22.3 million and cash spent on real estate development and improvements of $1.9 million, offset by an increase in our investment in mortgage loans receivable of $5.5 million. Additionally, an increase of $13.2 million of proceeds were received in connection with the sale of real estate.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $98.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributed to a reduction in net borrowings of $73.0 million under our revolving credit facilities. Further, issuances of common stock in connection with our ATM Program and physical settlement of our common stock under the forward sale agreements provided $22.6 million fewer proceeds. Additionally, we paid $2.8 million more in common stock dividends during the three months ended March 31, 2023.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2023 to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring severance and related charges, and other non-recurring expenses (or income) (“Adjusted EBITDAre”), net operating income (“NOI”) and cash net operating income (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

AFFO is a non-GAAP financial measure defined as Core FFO adjusted for GAAP net income related to non-cash revenues and expenses, such as straight-line rent, amortization of lease-related intangibles, capitalized interest expense, non-cash compensation expense, amortization of deferred financing costs, amortization of above/below-market assumed debt, and amortization of loan origination costs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$1,481	$1,966
Depreciation and amortization of real estate	14,884	10,862
Loss (gain) on sales of real estate, net	319	(161)
FFO	16,684	12,667
Adjustments:
Non-recurring severance and related charges	13	—
Other non-recurring expenses (income)	(12)	—
Core FFO	16,685	12,667
Adjustments:
Straight-line rent adjustments	(311)	(526)
Amortization of deferred financing costs	308	157
Amortization of above/below-market assumed debt	29	—
Amortization of loan origination costs	28	13
Amortization of lease-related intangibles	(213)	(165)
Capitalized interest expense	(134)	(56)
Non-cash compensation expense	1,027	1,045
AFFO	$17,419	$13,135

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

The following table sets forth a reconciliation of EBITDA, EBITDAre and Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$1,481	$1,966
Depreciation and amortization of real estate	14,884	10,862
Amortization of lease-related intangibles	(213)	(165)
Non-real estate depreciation and amortization	65	117
Interest expense, net	3,944	1,169
Income tax (benefit) expense	(43)	91
Amortization of loan origination costs	28	13
EBITDA	20,146	14,053
Adjustments:
Loss (gain) on sales of real estate, net	319	(161)
EBITDAre	20,465	13,892
Adjustments:
Straight-line rent adjustments	(311)	(526)
Non-recurring severance and related charges	13	—
Other non-recurring expenses (income)	(12)	—
Non-cash compensation expense	1,027	1,045
Adjusted EBITDAre	$21,182	$14,411

NOI and Cash NOI

NOI and Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, and other income (or expense). We further adjust NOI for non-cash revenue components of straight-line rent and amortization of lease-related intangibles to derive Cash NOI. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of NOI and Cash NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$1,481	$1,966
General and administrative	4,909	4,190
Depreciation and amortization	14,949	10,980
Transaction costs	109	165
Interest expense, net	3,944	1,169
Loss (gain) on sales of real estate, net	319	(161)
Income tax (benefit) expense	(43)	91
Interest income on mortgage loans receivable	(978)	(411)
Other income	(152)	—
NOI	24,538	17,989
Straight-line rent adjustments	(311)	(526)
Amortization of lease-related intangibles	(213)	(165)
Cash NOI	$24,014	$17,298

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of March 31, 2023, we had total indebtedness of approximately $175.0 million under the 2024 Term Loan, $200.0 million under the 2028 Term Loan, and $96.0 million of borrowings under the New Revolver, all of which are floating rate debt with a variable interest rate. For the three months ended March 31, 2023, we had average daily outstanding borrowings on our New Revolver of $69.2 million.
On September 28, 2020 and September 1, 2022, and effective through the maturity dates of December 23, 2024 and February 11, 2028, respectively, we entered into interest rate derivative contracts in order to hedge our market interest risk associated with the 2024 Term Loan and the 2028 Term Loan, respectively. On January 27, 2023, we executed an amendment to the Prior Credit Agreement that replaced the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”). Additionally, on January 30, 2023 and effective through the maturity date of December 31, 2024, we converted our four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12%. The interest rate derivative contracts convert the variable rate debt on the term loans to a fixed interest rate (as further described in “Note 6 - Debt” in our condensed consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our New Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the New Revolver during 2023, which assumes a 1% adverse change in the interest rate as of March 31, 2023, the estimated market risk exposure was approximately $0.7 million.

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

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

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

10.3†
Employment Agreement, dated March 24, 2023, between NETSTREIT Management, LLC and Daniel Donlan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2023).

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

NETSTREIT Corp.

April 26, 2023	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

April 26, 2023	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 26, 2023	/s/ PATRICIA GIBBS
Date	Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)