Form 10-Q
period 2023-06-30
NETSTREIT Corp.
filed 2023-07-26
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 24, 2023 was 66,993,020.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Real estate, at cost:
Land	$424,821	$401,146
Buildings and improvements	1,005,884	907,084
Total real estate, at cost	1,430,705	1,308,230
Less accumulated depreciation	(80,527)	(62,526)
Property under development	24,192	16,796
Real estate held for investment, net	1,374,370	1,262,500
Assets held for sale	37,915	23,208
Mortgage loans receivables, net	107,758	46,378
Cash, cash equivalents and restricted cash	13,140	70,543
Lease intangible assets, net	158,067	151,006
Other assets, net	56,508	52,057
Total assets	$1,747,758	$1,605,692
Liabilities and equity
Liabilities:
Term loans, net	$372,686	$373,296
Revolving credit facility	106,000	113,000
Mortgage note payable, net	7,896	7,896
Lease intangible liabilities, net	27,434	30,131
Liabilities related to assets held for sale	83	406
Accounts payable, accrued expenses and other liabilities	29,064	22,540
Total liabilities	543,163	547,269
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 66,991,597 and 58,031,879 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	670	580
Additional paid-in capital	1,260,879	1,091,514
Distributions in excess of retained earnings	(90,329)	(66,937)
Accumulated other comprehensive income	24,082	23,673
Total stockholders’ equity	1,195,302	1,048,830
Noncontrolling interests	9,293	9,593
Total equity	1,204,595	1,058,423
Total liabilities and equity	$1,747,758	$1,605,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue (including reimbursable)	$29,707	$22,048	$58,180	$42,970
Interest income on loans receivable	1,923	586	2,901	997
Total revenues	31,630	22,634	61,081	43,967
Operating expenses
Property	3,530	2,685	7,467	5,617
General and administrative	5,260	4,865	10,168	9,057
Depreciation and amortization	15,847	11,751	30,795	22,730
Provisions for impairment	2,836	1,114	2,836	1,114
Transaction costs	15	488	124	653
Total operating expenses	27,488	20,903	51,390	39,171
Other income (expense)
Interest expense, net	(5,521)	(1,522)	(9,465)	(2,691)
Gain on sales of real estate, net	615	1,858	296	2,019
Loss on debt extinguishment	(128)	—	(128)	—
Other income	68	36	220	36
Total other (expense) income, net	(4,966)	372	(9,077)	(636)
Net (loss) income before income taxes	(824)	2,103	614	4,160
Income tax benefit (expense)	32	(93)	75	(184)
Net (loss) income	(792)	2,010	689	3,976
Net (loss) income attributable to noncontrolling interests	(1)	23	8	47
Net (loss) income attributable to common stockholders	$(791)	$1,987	$681	$3,929
Amounts available to common stockholders per common share:
Basic	$(0.01)	$0.04	$0.01	$0.08
Diluted	$(0.01)	$0.04	$0.01	$0.08
Weighted average common shares:
Basic	61,043,531	48,140,041	59,600,630	46,279,122
Diluted	61,043,531	48,951,833	60,294,734	47,277,468
Other comprehensive income:
Net (loss) income	$(792)	$2,010	$689	$3,976
Change in value on derivatives, net	6,388	1,338	409	7,549
Total comprehensive income	$5,596	$3,348	$1,098	$11,525
Comprehensive income attributable to noncontrolling interests	48	38	8	138
Comprehensive income attributable to common stockholders	$5,548	$3,310	$1,090	$11,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offerings, net of issuance costs	2,759,481	28	52,875	—	—	52,903	—	52,903
OP Units converted to common stock	5,694	—	105	—	—	105	(105)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(11,650)	—	(11,650)	(101)	(11,751)
Dividends declared on restricted stock, net	—	—	—	(122)	—	(122)	—	(122)
Vesting of restricted stock units	83,428	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(18,016)	—	(360)	—	—	(360)	—	(360)
Stock-based compensation, net	—	—	1,027	—		1,027	—	1,027
Other comprehensive loss	—	—	—	—	(5,930)	(5,930)	(49)	(5,979)
Net income	—	—	—	1,472	—	1,472	9	1,481
Balance at March 31, 2023	60,862,466	$609	$1,145,160	$(77,237)	$17,743	$1,086,275	$9,347	$1,095,622
Issuance of common stock in public offerings, net of issuance costs	6,128,135	61	114,475	—	—	114,536	—	114,536
Dividends and distributions declared on common stock and OP Units	—	—	—	(12,173)	—	(12,173)	(102)	(12,275)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	1,416	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(420)	—	(8)	—	—	(8)	—	(8)
Stock-based compensation, net	—	—	1,252	—	—	1,252	—	1,252
Other comprehensive income	—	—	—	—	6,339	6,339	49	6,388
Net loss	—	—	—	(791)	—	(791)	(1)	(792)
Balance at June 30, 2023	66,991,597	$670	$1,260,879	$(90,329)	$24,082	$1,195,302	$9,293	$1,204,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offerings, net of issuance costs	3,604,736	36	75,461	—	—	75,497	—	75,497
OP Units converted to common stock	25,629	—	484	—	—	484	(484)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(8,888)	—	(8,888)	(109)	(8,997)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	85,224	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(16,651)	—	(362)	—	—	(362)	—	(362)
Stock-based compensation, net	—	—	1,045	—		1,045	—	1,045
Other comprehensive income	—	—	—	—	6,135	6,135	76	6,211
Net income	—	—	—	1,942	—	1,942	24	1,966
Balance at March 31, 2022	47,921,988	$479	$886,351	$(42,193)	$10,258	$854,895	$10,152	$865,047
Issuance of common stock in public offerings, net of issuance costs	2,397,035	24	49,976	—	—	50,000	—	50,000
OP Units converted to common stock	22,265	—	418	—	—	418	(418)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(9,588)	—	(9,588)	(104)	(9,692)
Dividends declared on restricted stock, net	—	—	—	(149)	—	(149)	—	(149)
Stock-based compensation, net	—	—	1,298	—	—	1,298	—	1,298
Other comprehensive income	—	—	—	—	1,323	1,323	15	1,338
Net income	—	—	—	1,987	—	1,987	23	2,010
Balance at June 30, 2022	50,341,288	$503	$938,043	$(49,943)	$11,581	$900,184	$9,668	$909,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$689	$3,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,795	22,730
Amortization of deferred financing costs	615	314
Amortization of above/below-market assumed debt	57	—
Noncash revenue adjustments	(839)	(1,427)
Stock-based compensation expense	2,279	2,344
Gain on sales of real estate, net	(296)	(2,019)
Provisions for impairment	2,836	1,114
Loss on debt extinguishment	128	—
Gain on involuntary conversion of building and improvements	(47)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(2,227)	(3,325)
Accounts payable, accrued expenses and other liabilities	1,628	(1,057)
Lease incentive payments	(1,223)	(400)
Net cash provided by operating activities	34,395	22,250
Cash flows from investing activities
Acquisitions of real estate	(163,934)	(207,289)
Real estate development and improvements	(19,426)	(8,016)
Investment in mortgage loan receivables	(61,422)	(46,466)
Earnest money deposits	(1,066)	(39,659)
Purchase of computer equipment and other corporate assets	(23)	—
Proceeds from sale of real estate	19,299	12,177
Proceeds from the settlement of property-related insurance claims	47	—
Net cash used in investing activities	(226,525)	(289,253)
Cash flows from financing activities
Issuance of common stock in public offerings, net	167,439	125,497
Payment of common stock dividends	(23,823)	(18,476)
Payment of OP unit distributions	(203)	(213)
Payment of restricted stock dividends	(93)	(106)
Principal payments on mortgages payable	(63)	—
Proceeds under property development incentives	—	605
Proceeds under revolving credit facilities	221,000	245,000
Repayments under revolving credit facilities	(228,000)	(72,000)
Repurchase of common stock for tax withholding obligations	(368)	(363)
Deferred offering costs	(185)	(694)
Deferred financing costs	(977)	—
Net cash provided by financing activities	134,727	279,250
Net change in cash, cash equivalents and restricted cash	(57,403)	12,247
Cash, cash equivalents and restricted cash at beginning of the period	70,543	7,603
Cash, cash equivalents and restricted cash at end of the period	$13,140	$19,850

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$8,045	$2,345
Cash paid for income taxes	$477	$45
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$250	$277
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$121	$—
Cash flow hedge change in fair value	$409	$7,549
Accrued capital expenditures and real estate development and improvement costs	$3,858	$2,848
Accrued lease incentives	$—	$500

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of June 30, 2023, the Company owned or had investments in 525 properties, located in 45 states, excluding 23 property developments where rent has yet to commence.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net (loss) income is reduced by the portion of net (loss) income attributable to noncontrolling interests.

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2022, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the full year.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total provision for impairment	$2,836	$1,114	$2,836	$1,114
Number of properties: (1)
Classified as held for sale	6	—	6	—
Disposed within the period	—	1	—	1

(1)     Includes the number of properties that were impaired and classified as held for sale as of year-end or impaired and disposed of during the respective periods. Excludes properties that did not have impairment recorded during the year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $1.6 million of restricted cash as of June 30, 2023, and $4.7 million of restricted cash as of December 31, 2022.

The Company’s bank balances as of June 30, 2023 and December 31, 2022 included certain amounts over the Federal Deposit Insurance Corporation limits.

Fair Value Measurement

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of June 30, 2023 and December 31, 2022. These estimates require management’s judgement and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of June 30, 2023:

•Borrowings under the Company’s Revolver (as defined in “Note 6 - Debt”) approximate fair value based on their nature, terms and variable interest rates.
•Carrying values of the Company’s mortgage loans receivable approximate fair values based on a number of factors, including either their short-term nature, the availability of market quotes for comparable instruments, and a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.
•Carrying value of the Company’s mortgage note payable approximates fair value based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.

The following table discloses fair value information for the Company’s 2024 Term Loan, 2027 Term Loan, and 2028 Term Loan (each as defined in “Note 6 - Debt”) (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2024 Term Loan (1)	$—	$—	$174,532	$175,382
2027 Term Loan (1)	173,801	175,729	—	—
2028 Term Loan (1)	198,885	201,466	198,764	201,108
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

During the three and six months ended June 30, 2023 and 2022, there were no tenants or borrowers with rental revenue or interest income on loans receivable, respectively, that exceeded 10% of total revenues.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of June 30, 2023, the Company’s weighted average remaining lease term was 9.4 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the three and six months ended June 30, 2023 and 2022.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental revenue
Fixed lease income (1)	$26,808	$19,653	$51,531	$37,721
Variable lease income (2)	2,715	2,229	6,252	4,918
Other rental revenue:
Above/below market lease amortization, net	377	294	789	577
Lease incentives	(193)	(128)	(392)	(246)
Rental revenue (including reimbursable)	$29,707	$22,048	$58,180	$42,970

(1)    Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts. There were immaterial write-offs of uncollectible amounts during the three and six months ended June 30, 2023 and 2022.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2023 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2023	$53,208
2024	108,320
2025	108,298
2026	105,548
2027	101,245
Thereafter	557,639
Total	$1,034,258

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The lease has a remaining noncancellable lease term of 9.1 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company.

The following table presents the lease expense components for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$135	$135	$271	$270
Variable lease cost	$68	$7	$135	$10

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of June 30, 2023, the right-of-use asset and operating lease liability was $4.1 million and $5.3 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of June 30, 2023 (in thousands):

Future Minimum Lease Payments
Remainder of 2023	$285
2024	617
2025	636
2026	653
2027	670
Thereafter	3,311
Total lease payments	6,172
Less: amount representing interest (1)	(868)
Present value of operating lease liabilities	$5,304

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of June 30, 2023, the Company owned or had investments in 525 properties, excluding 23 property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $1.6 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Illinois and Texas representing 9.5% and 8.9%, respectively, of the total gross real estate investment of the Company’s entire portfolio.

Acquisitions

During the three months ended June 30, 2023, the Company acquired 28 properties for a total purchase price of $96.2 million, inclusive of $1.0 million of capitalized acquisition costs. During the six months ended June 30, 2023, the Company acquired 48 properties for a total purchase price of $163.9 million, inclusive of $1.7 million of capitalized acquisition costs.

During the three months ended June 30, 2022, the Company acquired 22 properties for a total purchase price of $117.3 million, inclusive of $0.7 million of capitalized acquisition costs. During the six months ended June 30, 2022, the Company acquired 56 properties for a total purchase price of $207.3 million, inclusive of $1.9 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Land	$19,748	$34,419	$34,052	$49,073
Buildings	56,869	67,682	100,002	127,770
Site improvements	5,490	5,314	8,969	11,852
Tenant improvements	1,168	1,016	1,559	2,176
In-place lease intangible assets	11,399	13,533	17,809	22,405
Above-market lease intangible assets	1,543	245	1,543	353
	96,217	122,209	163,934	213,629
Liabilities assumed
Below-market lease intangible liabilities	—	(4,893)	—	(6,316)
Accounts payable, accrued expense and other liabilities	—	—	—	(24)
Purchase price (including acquisition costs)	$96,217	$117,316	$163,934	$207,289

Development

As of June 30, 2023, the Company had 23 property developments under construction. During the three months ended June 30, 2023, the Company invested $17.7 million in property developments. During the six months ended June 30, 2023, the Company invested $22.2 million in property developments, including the acquisition of 20 new build-to-suit projects with a combined initial purchase price of $11.9 million. During the six months ended June 30, 2023, the Company completed development on two projects and reclassified approximately $14.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments in the first quarter of 2023. The remaining 23 developments in progress are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2023.

During the three months ended June 30, 2022, the Company invested $4.6 million in property developments. During this period, the Company completed development on three projects and reclassified approximately $9.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2022, the Company invested $9.6 million in property developments, including the acquisition of one new build-to-suit project with an initial purchase price of $1.0 million. During this period, the Company completed development on four projects and reclassified approximately $14.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets.

Additionally, during the six months ended June 30, 2023 and 2022, the Company capitalized approximately $0.3 million and $0.1 million, respectively, of interest expense associated with properties under development.

Dispositions

During the three months ended June 30, 2023, the Company sold two properties for a total sales price, net of disposal costs, of $3.8 million, recognizing a gain of $0.6 million. During the six months ended June 30, 2023, the Company sold ten properties for a total sales price, net of disposal costs, of $19.3 million, recognizing a gain of $0.3 million.

During the three months ended June 30, 2022, the Company sold two properties for a total sales price, net of disposal costs, of $9.9 million, recognizing a gain of $1.9 million. During the six months ended June 30, 2022, the Company sold three properties for a total sales price, net of disposal costs, of $12.2 million, recognizing a gain of $2.0 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of June 30, 2023 and December 31, 2022 is summarized below (in thousands):

Loan Type	Number of Secured Properties	Effective Interest Rate (4)	Stated Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Mortgage (1)	1	5.75%	6.00%	7/26/2023	$40,316	$40,316
Mortgage (1) (2)	2	5.77%	6.50%	6/30/2023	6,000	6,000
Mortgage	46	9.55%	9.55%	3/10/2026	41,940	—
Mortgage (3)	3	8.03%	6.89%	4/10/2026	4,132	—
Mortgage (3)	10	7.57%	7.57%	6/10/2025	15,505	—
Total					107,893	46,316
Unamortized loan origination costs					6	62
Unamortized discount					(141)	—
Total mortgage loans receivable, net					$107,758	$46,378

(1) The Company has the right, subject to certain terms and conditions, to purchase all or a portion of the underlying collateralized property.
(2) The balance is expected to be settled via a like kind exchange subsequent to June 30, 2023.
(3) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(4) Includes amortization of discount and loan origination costs, as applicable.

All of the Company’s mortgage loans receivable require monthly payments of interest only with principal payments occurring as borrower disposes of underlying properties, limited to the Company’s allocated investment by property. Any remaining principal balance will be repaid at or before the maturity date.

Assets Held for Sale

As of June 30, 2023 and December 31, 2022, there were fourteen and eleven properties, respectively, classified as held for sale.

Provisions for Impairment

The Company recorded provisions for impairment of $2.8 million on six properties for both the three and six months ended June 30, 2023. The Company recorded a provision for impairment of $1.1 million on one property for both the three and six months ended June, 30, 2022.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$168,425	$(36,499)	$131,926	$154,876	$(28,472)	$126,404
Above-market leases	21,508	(3,601)	17,907	20,091	(2,892)	17,199
Assembled workforce	873	(873)	—	873	(873)	—
Lease incentives	9,244	(1,010)	8,234	8,021	(618)	7,403
Total intangible assets	$200,050	$(41,983)	$158,067	$183,861	$(32,855)	$151,006

Liabilities:
Below-market leases	$34,027	$(6,593)	$27,434	$35,596	$(5,465)	$30,131

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2023 and as of December 31, 2022 by category were as follows:

	Years Remaining
	June 30, 2023	December 31, 2022
In-place leases	9.2	9.4
Above-market leases	12.8	13.0
Below-market leases	11.4	11.6
Lease incentives	11.4	11.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization:
Amortization of in-place leases	$4,809	$3,734	$9,479	$7,288
Amortization of assembled workforce	—	73	—	147
	$4,809	$3,807	$9,479	$7,435

Net adjustment to rental revenue:
Above-market lease assets	(391)	(333)	(762)	(660)
Below-market lease liabilities	768	627	1,551	1,237
Lease incentives	(193)	(128)	(392)	(246)
	$184	$166	$397	$331

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of June 30, 2023, for the next five years and thereafter (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
In-place leases	$9,094	$18,035	$17,462	$16,233	$13,942	$57,160	$131,926

Above-market lease assets	$(785)	$(1,565)	$(1,564)	$(1,563)	$(1,535)	$(10,895)	$(17,907)
Below-market lease liabilities	1,434	2,857	2,835	2,743	2,671	14,894	27,434
Lease incentives	(396)	(793)	(793)	(793)	(743)	(4,716)	(8,234)
Net adjustment to rental revenue	$253	$499	$478	$387	$393	$(717)	$1,293

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (5)	Interest Rate	June 30, 2023	December 31, 2022
Debt:
2024 Term Loan	December 23, 2024	—	1.37%	$—	$175,000
2027 Term Loan (1)	January 15, 2026	January 15, 2027	1.37%	175,000	—
Revolver (2)	August 11, 2026	August 11, 2027	6.15%	106,000	113,000
2028 Term Loan (3)	February 11, 2028	—	3.88%	200,000	200,000
Mortgage Note	November 1, 2027	—	4.53%	8,435	8,498
Total debt				489,435	496,498
Unamortized discount and debt issuance costs				(2,853)	(2,306)
Unamortized deferred financing costs, net (4)				(2,313)	(2,684)
Total debt, net				$484,269	$491,508
(1) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of June 30, 2023. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(2) The annual interest rate of the Revolver assumes daily SOFR as of June 30, 2023 of 5.05% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of June 30, 2023.
(3) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of June 30, 2023. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(4) The Company records deferred financing costs for the Revolver in other assets, net on its condensed consolidated balance sheets.
(5) Date represents the fully extended maturity date available to the Company under each related debt instrument.

Credit Facility

On August 11, 2022, the Company entered into a sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “Revolver”, and together with the 2028 Term Loan, the “Credit Facility”). The Credit Facility may be increased by $400.0 million in the aggregate for total availability of up to $800.0 million.

The 2028 Term Loan matures on February 11, 2028. The Revolver matures on August 11, 2026, subject to a one year extension option at the Company’s election (subject to certain conditions) to August 11, 2027. Borrowings under the Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtains an Investment Grade Rating (as defined in the credit agreement governing the Credit Facility (the “Credit Agreement”)), interest rates are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.725% to 1.40%, based on the Company’s Investment Grade Rating, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.40%, based on the Company’s Investment Grade Rating.

Additionally, the Company will incur a facility fee based on the total commitment amount of $400.0 million under the Revolver. Prior to the date the Company obtains an Investment Grade Rating, the applicable facility fee will range from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, the applicable facility fee will range from 0.125% to 0.30% based on the Company’s Investment Grade Rating.

The Credit Facility also contains a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized base rent attributable to tenants with commitments or quantifiable targets for reduced greenhouse gas emission in accordance with the standards of the Science Based Targets initiative (“SBTi”).

The Company has fully hedged the 2028 Term Loan with an all-in interest rate of 3.88%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

In connection with the Credit Facility, the Company incurred $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassed to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive income.

2027 Term Loan

In December 2019, the Company entered into an agreement governing a $175.0 million senior unsecured term loan that matured in December 2024 (the “2024 Term Loan”). On June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”). The 2027 Term Loan matures on January 15, 2026, subject to a one year extension option at the Company’s election (subject to certain conditions). The 2027 Term Loan is repayable at the Company’s option in whole or in part without premium or penalty.

The interest rate applicable to the 2027 Term Loan is determined by the Company’s Investment Grade Rating (as defined in the 2027 Term Loan). Prior to the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the 2027 Term Loan), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating.

Interest is payable monthly or at the end of the applicable interest period in arrears. The Company has fully hedged the 2027 Term Loan. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

Mortgage Note Payable

As of June 30, 2023, the Company had total gross mortgage indebtedness of $8.4 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.9 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2027 Term Loan and the 2028 Term Loan are interest only through maturity. As of June 30, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment (1)	Total
Remainder of 2023	$92	$—	$92
2024	162	—	162
2025	170	—	170
2026	178	281,000	281,178
2027	170	7,663	7,833
Thereafter	—	200,000	200,000
Total	$772	$488,663	$489,435

(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revolving credit facilities (1)	$2,567	$818	$3,716	$1,296
Term loans (2)	2,668	593	5,168	1,184
Mortgage note payable	100	—	193	—
Non-cash:
Amortization of deferred financing costs	186	101	371	201
Amortization of debt discount, net	150	56	301	113
Capitalized interest	(150)	(46)	(284)	(103)
Total interest expense, net	$5,521	$1,522	$9,465	$2,691

(1) Includes facility fees and non-utilization fees of approximately $0.2 million and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and facility fees of $0.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income.

During the three months ended June 30, 2023 and 2022, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.41% and 1.94%, respectively. During the six months ended June 30, 2023 and 2022, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.09% and 1.63%, respectively.

During the three months ended June 30, 2023 and 2022, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.94% and 2.08%, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.92% and 1.78%, respectively.

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

The Company was in compliance with all of its debt covenants as of June 30, 2023 and expects to be in compliance for the twelve-month period ending December 31, 2023.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”) and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the condensed consolidated statements of cash flows.

Effective September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of June 30, 2023 of 5.16%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

In anticipation of the settlement of the 2024 Term Loan, the Company converted and extended the existing cash flow hedges with an aggregate notional amount of $150.0 million to cover the base rate associated with the new 2027 Term Loan of $175.0 million. The remaining $25.0 million remained hedged under the original cash flow hedge with a maturity date of December 23, 2024. Subsequent to June 30, 2023, the Company entered into a $25.0 million cash flow hedge through the extended maturity date of the 2027 Term Loan of January 15, 2027.

Effective June 30, 2023, the Company had a hedged fixed rate of 0.12% compared to the variable 2027 Term Loan SOFR rate as of June 30, 2023 of 5.05%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. This hedged fixed rate of 0.12% is effective through November 27, 2023, and then adjusts to 1.87%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% through December 23, 2024, and 2.40%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% thereafter through the fully extended maturity of the 2027 Term Loan of January 2027.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate swaps	10	7	$525,000	$375,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$24,476	$24,067

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
For the Three Months Ended June 30
Interest Rate Products	$9,714	$1,591	Interest expense, net	$3,326	$253

For the Six Months Ended June 30
Interest Rate Products	$6,572	$7,779	Interest expense, net	$6,163	$230

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and six months ended June 30, 2023 and 2022. During the next twelve months, the Company estimates that an additional $18.4 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2023
Derivative assets	$—	$24,476	$—	$24,476

December 31, 2022
Derivative assets	$—	$24,067	$—	$24,067

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net	$9,698	$7,167
Deferred rent receivable	6,586	5,629
Prepaid assets	3,548	3,864
Earnest money deposits	1,251	185
Fair value of interest rate swaps	24,476	24,067
Deferred offering costs	809	796
Deferred financing costs, net	2,313	2,685
Right-of-use asset	4,052	4,235
Leasehold improvements and other corporate assets, net	1,855	1,969
Interest receivable	664	256
Other assets, net	1,256	1,204
	$56,508	$52,057

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses	$8,689	$5,745
Accrued bonus	1,030	1,305
Prepaid rent	4,177	2,937
Operating lease liability	5,304	5,464
Accrued interest	2,667	1,782
Deferred rent	2,517	1,756
Accounts payable	2,792	1,394
Other liabilities	1,888	2,157
	$29,064	$22,540

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. The Company has issued shares of common stock in connection with the ATM Program for the periods presented as follows:

•In June 2023, the Company issued 1,364,815 shares of common stock at a weighted average price of $17.53 per share for net proceeds of approximately $23.4 million, net of sales commissions and offering costs of $0.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,364,815 Class A OP Units.

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

As of June 30, 2023, the Company has $127.3 million remaining gross proceeds available for future issuances of shares of common stock under the ATM Program.

August 2022 Follow-On Offering

On August 8, 2022, the Company completed a registered public offering of 9,000,000 shares of its common stock at a public offering price of $20.20 per share, which excluded an over-allotment option to the underwriters to purchase up to an additional 1,350,000 shares, which was exercised in full on August 10, 2022. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. The Company did not initially receive any proceeds from the sales of shares of common stock by the forward purchasers upon registration of the offering. On March 30, 2023, the Company partially physically settled 2,612,736 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $50.0 million, net of underwriting discounts and offering costs of $2.8 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,612,736 Class A OP Units. On June 28, 2023, the Company physically settled 4,763,320 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $91.1 million, net of underwriting discounts and offering costs of $5.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,763,320 Class A OP Units.

As of June 30, 2023, the Company fully physically settled the forward sale agreements (by the delivery of shares of common stock).

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

Surrendered Shares on Vested Stock Unit Awards

During the six months ended June 30, 2023 and 2022, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp.

2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the six months ended June 30, 2023 and 2022, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 18 thousand and 17 thousand RSUs, respectively both valued at approximately $0.4 million, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of shares of common stock” on the condensed consolidated statements of cash flows.

Dividends

During the six months ended June 30, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.20	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.20	June 1, 2023	12,173	June 15, 2023
	$0.40		$23,823

Six Months Ended June 30, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.20	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.20	June 1, 2022	9,588	June 15, 2022
	$0.40		$18,476

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during the six months ended June 30, 2023 and 2022, the Operating Partnership paid distributions of $0.2 million and $0.2 million, respectively, to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2023 and December 31, 2022, noncontrolling interests represented 0.8% and 0.9%, respectively, of OP Units. During the three months ended June 30, 2023 and 2022, OP Unit holders redeemed 0 and 22,265 OP units, respectively, into shares of common stock on a one-for-one basis. During the six months ended June 30, 2023 and 2022, OP Unit holders redeemed 5,694 and 47,894 OP units, respectively, into shares of common stock on a one-for-one basis.

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

As of June 30, 2023, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income was $1.3 million for both the three months ended June 30, 2023 and 2022. Stock-based compensation expense was $2.3 million for both the six months ended June 30, 2023 and 2022. All awards of unvested restricted stock units are expected to fully vest over the next one to four years.

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

The following table summarizes performance-based RSU activity for the period ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	61,391	$19.75
Granted during the period	—	—
Forfeited during the period	—	—
Vested during the period	—	—
Unvested RSU grants outstanding as of June 30, 2023	61,391	$19.75

For both the three and six months ended June 30, 2023, the Company recognized $0.1 million in stock-based compensation expense associated with performance-based RSUs. As of June 30, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $0.3 million and $0.4 million, respectively, and as of June 30, 2023, these awards are expected to be recognized over a remaining weighted average period of 1.2 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based RSU activity for the period ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	247,079	$19.86
Granted during the period	160,152	19.83
Forfeited during the period	(678)	20.19
Vested during the period	(84,844)	20.40
Unvested RSU grants outstanding as of June 30, 2023	321,709	$19.70

For the three and six months ended June 30, 2023, the Company recognized $0.7 million and $1.3 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of June 30, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $4.8 million and $3.0 million, respectively, and as of June 30, 2023, these awards are expected to be recognized over a remaining weighted average period of 2.1 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

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

The following table summarizes market-based RSU activity for the period ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	177,350	$19.83
Granted during the period	81,751	21.57
Forfeited during the period	—	—
Vested during the period	—	—
Unvested RSU grants outstanding as of June 30, 2023	259,101	$20.38

For the three and six months ended June 30, 2023, the Company recognized $0.4 million and $0.8 million, respectively, in stock-based compensation expense associated with market-based RSUs. As of June 30, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $2.9 million and $2.0 million, respectively, and as of June 30, 2023, these awards are expected to be recognized over a remaining weighted average period of 2.1 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2023 under the Program was approximately $0.4 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For both the three and six months ended June 30, 2023, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

Note 11 – Earnings Per Share

Net (loss) income per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per common share for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net (loss) income	$(792)	$2,010	$689	$3,976
Net loss (income) attributable to noncontrolling interest	1	(23)	(8)	(47)
Net (loss) income attributable to common shares, basic	(791)	1,987	681	3,929
Net (loss) income attributable to noncontrolling interest	(1)	23	8	47
Net (loss) income attributable to common shares, diluted	$(792)	$2,010	$689	$3,976

Denominator:
Weighted average common shares outstanding, basic	61,043,531	48,140,041	59,600,630	46,279,122
Effect of dilutive shares for diluted net income per common share:
OP Units	—	527,539	509,588	539,054
Unvested RSUs	—	235,295	164,322	264,784
Unsettled shares under open forward equity contracts	—	48,958	20,194	194,508
Weighted average common shares outstanding, diluted	61,043,531	48,951,833	60,294,734	47,277,468

Net (loss) income available to common stockholders per common share, basic	$(0.01)	$0.04	$0.01	$0.08
Net (loss) income available to common stockholders per common share, diluted	$(0.01)	$0.04	$0.01	$0.08

For the three months ended June 30, 2023, diluted net loss per common share does not assume the conversion of 507,773 OP Units or 152,785 unvested RSUs as such conversion would be antidilutive.

As of June 30, 2023 and December 31, 2022, there were 507,773 and 513,467 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of June 30, 2023, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, all of which is expected to be funded over the next two years. Additionally, as of June 30, 2023, the Company had commitments to fund 23 properties under development totaling $27.9 million, which is expected to be funded over the next twelve months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 9.1 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of June 30, 2023, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to June 30, 2023 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On July 24, 2023, the Company's Board of Directors declared a cash dividend of $0.205 per share for the third quarter of 2023. The dividend will be paid on September 15, 2023 to stockholders of record on September 1, 2023.

Revolver Activity

In July 2023, the Company repaid $106.0 million under the Revolver.

2029 Term Loan

On July 3, 2023, the Company entered into an agreement (“2029 Term Loan Agreement”) related to a $250.0 million sustainability linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at the Company’s request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to extension options at the Company’s election on two occasions, by one year and, on one occasion, by six months (subject to certain conditions).

The interest rate applicable to the 2029 Term Loan is determined by the Company’s Investment Grade Rating. Prior to the date the Company obtains an Investment Grade Rating (as defined in the 2029 Term Loan Agreement), interest shall accrue at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the 2029 Term Loan Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating. The Company has hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029, which consists of the fixed rate SOFR swap of 3.74%, plus a credit spread adjustment of 0.10% and, at current leverage levels, a borrowing spread of 1.15%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

The 2029 Term Loan also contains sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized based rent attributable to tenants with commitments or quantifiable targets for reduced GHG emission is accordance with the standards of the SBTi.

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

Business Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of June 30, 2023, we owned or had investments in 525 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 87 different tenants, across 25 retail sectors in 45 states. This excludes 23 property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of June 30, 2023, our investments generated ABR1 of $116.9 million. Approximately 68% of our ABR is from investment grade2 credit rated tenants and an additional 14% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.4 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio.

(1) Annualized base rent (“ABR”) is annualized base rent as of the most recent quarter end for all leases that commenced, annualized cash interest on mortgage loans receivable, and the cash yield on amounts funded to date on interest-earning construction in process.
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

On March 30, 2023, we partially physically settled 2,612,736 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $50.0 million, net of underwriting discounts and offering costs of $2.8 million. On June 28, 2023, we physically settled 4,763,320 shares of common stock at a price of $20.20 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $91.1 million, net of underwriting discounts and offering costs of $5.1 million.

As of June 30, 2023, we have fully physically settled the forward sale agreements (by the delivery of shares of common stock).

ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. In March 2023, we issued 146,745 shares of common stock at a weighted average price of $20.22 per share for net proceeds of approximately $2.9 million, net of sales commissions and offering costs of less than $0.1 million. In June 2023, we issued 1,364,815 shares of common stock at a weighted average price of $17.53 per share for net proceeds of approximately $23.4 million, net of sales commissions and offering costs of $0.3 million.

As of June 30, 2023, we have $127.3 million remaining gross proceeds available for future issuances of shares of our common stock under the ATM Program.

Results of Operations

Overall

We continued to grow our assets during the first half of 2023 through the acquisition of properties and investment in mortgage loans receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $141.1 million, the issuance of common stock under the ATM Program in an amount of $26.3 million, the usage of existing cash balances as a result of borrowings on our $400.0 million senior unsecured revolving credit facility (the “Revolver”), and cash flows from operations during the six months ended June 30, 2023.

Acquisitions

During the three months ended June 30, 2023, we acquired 28 properties for a total purchase price of $96.2 million, inclusive of $1.0 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 12 states with a WALT of approximately 11.7 years. The underwritten weighted-average capitalization rate on our second quarter acquisitions was approximately 6.7%.

During the six months ended June 30, 2023, we acquired 48 properties for a total purchase price of $163.9 million, inclusive of $1.7 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 18 states with a WALT of approximately 10.7 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 6.8%.

Development

As of June 30, 2023, we had 23 property developments under construction. During the three months ended June 30, 2023, we invested $17.7 million in property developments. During the six months ended June 30, 2023, we invested $22.2 million in property developments, including the acquisition of 20 new build-to-suit projects with a combined initial purchase price of $11.9 million. During this period, we completed development on two projects and reclassified approximately $14.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments in the first quarter of 2023. The remaining 23 developments in progress are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2023.

Dispositions

During the three months ended June 30, 2023, we sold two properties for a total sales price, net of disposal costs of $3.8 million, recognizing a net gain of $0.6 million on the sales. During the six months ended June 30, 2023, we sold ten properties for a total sales price, net of disposal costs of $19.3 million, recognizing a net gain of $0.3 million on the sales.

Investment in Mortgage Loans Receivable

On March 3, 2023, we executed a fully collateralized $41.9 million loan receivable with a stated interest rate of 9.55% and scheduled maturity date of March 10, 2026. The loan receivable is collateralized by 46 properties leased by one investment grade tenant. The funds provided under the loan are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of June 30, 2023.

On March 24, 2023, we executed a fully collateralized $4.1 million loan receivable with an effective interest rate of 8.03% and scheduled maturity date of April 10, 2026. The loan receivable is collateralized by three properties leased by one investment grade tenant. The funds provided under the loan are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of June 30, 2023.

On May 12, 2023, we executed a fully collateralized $15.5 million loan receivable with an effective interest rate of 7.57% and scheduled maturity date of June 10, 2025. The loan receivable is collateralized by 10 properties leased by one investment grade tenant. The funds provided under the loan are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of June 30, 2023.

Economic and Financial Environment

The average inflation rate for the six months ended June 30, 2023 was 4.9%. While the Federal Reserve has been continuing to raise interest rates in an effort to lower inflation, the pace at which it may continue to do so is unclear leading to uncertainties in the financing market and a volatile economy.

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

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$29,707	$22,048
Interest income on loans receivable	1,923	586
Total revenues	31,630	22,634
Operating expenses
Property	3,530	2,685
General and administrative	5,260	4,865
Depreciation and amortization	15,847	11,751
Provisions for impairment	2,836	1,114
Transaction costs	15	488
Total operating expenses	27,488	20,903
Other income (expense)
Interest expense, net	(5,521)	(1,522)
Gain on sales of real estate, net	615	1,858
Loss on debt extinguishment	(128)	—
Other income	68	36
Total other (expense) income, net	(4,966)	372
Net (loss) income before income taxes	(824)	2,103
Income tax benefit (expense)	32	(93)
Net (loss) income	$(792)	$2,010

Revenue. Revenue for the three months ended June 30, 2023 increased by $9.0 million to $31.6 million from $22.6 million for the three months ended June 30, 2022, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $7.4 million, combined with net increases of property expense reimbursements of $0.7 million, and an increase of $1.3 million related to interest income on mortgage loans receivable, offset by a decrease in straight-line rental revenue.

Total Operating Expenses. Total expenses increased by $6.6 million to $27.5 million for the three months ended June 30, 2023 as compared to $20.9 million for the three months ended June 30, 2022. The increase is primarily attributed to the increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $0.8 million to $3.5 million for the three months ended June 30, 2023 from $2.7 million for the three months ended June 30, 2022. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.8 million, of which $0.4 million, $0.2 million, and $0.2 million were related to reimbursable property taxes, reimbursable common area maintenance costs, and reimbursable insurance costs, respectively.

•General and Administrative Expenses. General and administrative expenses increased $0.4 million to $5.3 million for the three months ended June 30, 2023 from $4.9 million for the three months ended June 30, 2022. The increase is primarily due to an increase in total headcount resulting in increased payroll expenses of $0.2 million and an increase in bonus expenses of $0.2 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased $4.0 million to $15.8 million for the three months ended June 30, 2023 from $11.8 million for the three months ended June 30, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $2.2 million, in-place lease amortization expense of $1.1 million, and building improvements depreciation expense of $0.8 million.

•Provision for Impairment. For the three months ended June 30, 2023, we recorded provisions for impairment of $2.8 million on six properties, which were classified as held-for-sale as of June 30, 2023. For the three months ended June 30, 2022, we recorded a provision for impairment of $1.1 million on one property which was also sold during the period. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $0.5 million to less than $0.1 million for the three months ended June 30, 2023 from $0.5 million for the three months ended June 30, 2022, which primarily relates to a decrease in costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $4.0 million to $5.5 million for the three months ended June 30, 2023 from $1.5 million for the three months ended June 30, 2022. The increase is primarily attributed to an increase of $2.1 million of interest incurred under our $200.0 million senior unsecured term loan (the “2028 Term Loan”), a net increase of $1.6 million under our Revolver primarily as a result of higher interest rates.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $1.3 million to $0.6 million for the three months ended June 30, 2023 from $1.9 million for the three months ended June 30, 2022. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Number of properties sold	2	2
Sales price, net of disposal costs	$3,836	$9,884
Gain on sales of real estate, net	$615	$1,858

Other income. The change in other income is primarily related to $0.1 million of interest income earned on the Company’s cash, cash equivalents and restricted cash balances as presented in the condensed consolidated balance sheets.

Income tax benefit (expense). The income tax benefit incurred for the three months ended June 30, 2023 is attributed to the gross loss of the Company's taxable REIT subsidiary ("TRS") compared to the income tax expense realized by the Company for the gross income earned by the TRS in the prior period.

Net (loss) income. Net (loss) income decreased $2.8 million to a net loss of $0.8 million for the three months ended June 30, 2023 from net income of $2.0 million for the three months ended June 30, 2022. Net (loss) income decreased primarily due to increases in interest expense, depreciation and amortization expense, and provisions for impairment, as well as a decrease in the net gain on sales of real estate, as set forth above. These decreases are offset by increases in additional rental revenues primarily due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

The following table sets forth our operating results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$58,180	$42,970
Interest income on loans receivable	2,901	997
Total revenues	61,081	43,967
Operating expenses
Property	7,467	5,617
General and administrative	10,168	9,057
Depreciation and amortization	30,795	22,730
Provisions for impairment	2,836	1,114
Transaction costs	124	653
Total operating expenses	51,390	39,171
Other income (expense)
Interest expense, net	(9,465)	(2,691)
Gain on sales of real estate, net	296	2,019
Loss on debt extinguishment	(128)	—
Other income	220	36
Total other expense, net	(9,077)	(636)
Net income before income taxes	614	4,160
Income tax benefit (expense)	75	(184)
Net income	$689	$3,976

Revenue. Revenue for the six months ended June 30, 2023 increased by $17.1 million to $61.1 million from $44.0 million for the six months ended June 30, 2022 which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $14.4 million, combined with net increases of property expense reimbursements of $1.6 million, and an increase of $1.9 million related to interest income on mortgage loans receivable, offset by a $0.6 million decrease in straight-line rental revenue.

Total Operating Expenses. Total expenses increased by $12.2 million to $51.4 million for the six months ended June 30, 2023 as compared to $39.2 million for the six months ended June 30, 2022. The increase is primarily attributed to the increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.9 million to $7.5 million for the six months ended June 30, 2023 from $5.6 million for the six months ended June 30, 2022. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.7 million, of which $0.6 million, $0.6 million, and $0.5 million were related to reimbursable property taxes, reimbursable common area maintenance costs, and reimbursable insurance costs, respectively.

•General and Administrative Expenses. General and administrative expenses increased $1.1 million to $10.2 million for the six months ended June 30, 2023 from $9.1 million for the six months ended June 30, 2022. The increase is primarily due to an increase in total headcount resulting in increased payroll expenses of $0.7 million and increased bonus expenses of $0.3 million.

•Depreciation and Amortization. Depreciation and amortization expense increased $8.1 million to $30.8 million for the six months ended June 30, 2023 from $22.7 million for the six months ended June 30, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $4.3 million, in-place lease amortization expense of $2.2 million, and building improvements depreciation expense of $1.6 million.

•Provision for Impairment. For the six months ended June 30, 2023, we recorded provisions for impairment of $2.8 million on six properties, which were classified as held-for-sale as of June 30, 2023. For the six months ended June 30, 2022, we recorded a provision for impairment of $1.1 million on one property which was also sold during the period. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $0.6 million to $0.1 million for the six months ended June 30, 2023 from $0.7 million for the six months ended June 30, 2022, which primarily relates to a decrease in costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $6.8 million to $9.5 million for the six months ended June 30, 2023 from $2.7 million for the six months ended June 30, 2022. The increase is primarily attributed to an increase of $4.0 million of interest incurred under our 2028 Term Loan and a net increase of $2.2 million under our Revolver, primarily as a result of higher interest rates.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $1.7 million to $0.3 million for the six months ended June 30, 2023 from $2.0 million for the six months ended June 30, 2022. The table below summarizes the properties sold for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Number of properties sold	10	3
Sales price, net of disposal costs	$19,299	$12,179
Gain on sales of real estate, net	$296	$2,019

Other income. The change in other income is primarily related to $0.2 million of interest income earned on the Company’s cash, cash equivalents and restricted cash balances as presented in the condensed consolidated balance sheets.

Income tax benefit (expense). The income tax benefit incurred for the six months ended June 30, 2023 is attributed to the gross loss of the Company's taxable REIT subsidiary ("TRS") compared to the income tax expense realized by the Company for the gross income earned by the TRS in the prior period.

Net income. Net income decreased $3.3 million to $0.7 million for the six months ended June 30, 2023 from $4.0 million for the six months ended June 30, 2022. Net income decreased primarily due to increases in interest expense, depreciation and amortization expenses, provisions for impairment, payroll expense, as well as a decrease in the net gain on sales of real estate, as set forth above. These decreases are offset by increases in additional rental revenues primarily due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and development and investments in mortgage loans receivable and required interest payments, as well as working capital needs, operating expenses and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and borrowing facilities available to the Company. As of June 30, 2023, we had $175.0 million outstanding principal amount of the senior unsecured term loan (the “2027 Term Loan”), $200.0 million outstanding principal amount of the 2028 Term Loan, and $106 million of borrowings outstanding under our Revolver. Additionally, as of June 30, 2023, we had $127.3 million remaining gross proceeds available for future issuances of shares of our common stock under the ATM Program. In addition, subsequent to June 30, 2023, the Company entered into an agreement (“2029 Term Loan Agreement”) related to a $250.0 million sustainability linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at the Company’s request.

We believe that the availability of proceeds from future issuances of shares of our common stock under the ATM Program, coupled with our cash flows from operations and available borrowing capacity under the Revolver and 2029 Term Loan, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our Revolver, 2029 Term Loan and issuances of common stock.

Contractual Obligations and Commitments

As of June 30, 2023, our contractual debt obligations primarily include the maturity of our 2027 Term Loan with the scheduled principal payment due on January 15, 2026, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, and repayment of borrowings on our Revolver with a maturity of August 11, 2026. During the six months ended June 30, 2023, we borrowed $221.0 million at a weighted average interest rate of 5.92% and also repaid $228.0 million on our revolving credit facilities.

The following table provides information with respect to our commitments as of June 30, 2023 (in thousands):

	Payment Due by Period
	Total	From July 1, 2023 to December 31, 2023	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Obligations
2027 Term Loan – Principal	$175,000	$—	$—	$175,000	$—
2027 Term Loan – Variable interest (1)	13,642	1,496	11,883	263	—
Revolver – Borrowings	106,000	—	—	106,000	—
Revolver – Variable interest	20,281	3,260	13,038	3,983	—
Facility Fee (2)	1,867	300	1,200	367	—
2028 Term Loan – Principal	200,000	—	—	—	200,000
2028 Term Loan – Variable Interest (3)	35,816	3,881	15,522	15,522	891
Mortgage Note – Principal	8,435	92	332	8,011	—
Mortgage Note – Interest	1,613	190	742	681	—
Property developments under contract	27,935	27,935	—	—	—
Tenant Improvement Allowances	4,089	—	4,089	—	—
Corporate office lease obligations	6,172	285	1,253	1,323	3,311
Total	$600,850	$37,439	$48,059	$311,150	$204,202

(1) We entered into four interest rate hedges to fix the base interest rate (daily SOFR) on our 2027 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2027 Term Loan are based on the hedged fixed rate of 0.12% compared to the variable 2027 Term Loan daily SOFR) rate as of June 30, 2023 of 5.05%, plus a SOFR adjustment of 0.10%, plus a margin of 1.15% based on the $175.0 million Term Loan outstanding through the maturity date of January 15, 2026.
(2) We are subject to a facility fee of 0.15% on our Revolver.
(3) Effective August 11, 2022, we entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2022 of 5.16%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified ass an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 9.1 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of June 30, 2023, we had commitments to fund properties under development totaling $27.9 million, all of which is expected to be funded over the next twelve months.

Credit Facilities

See discussion of our debt and interest rate hedges included in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments” of our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Historical Cash Flow Information

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$34,395	$22,250
Investing activities	(226,525)	(289,253)
Financing activities	134,727	279,250

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $12.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $14.4 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $62.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in cash spent on acquisitions of real estate of $43.4 million, offset by increases in cash spent on investments in mortgage loans receivable of $15.0 million and cash spent on real estate development and improvements of $11.4 million. The remaining decreases were related primarily to earnest money deposits, which decreased $38.6 million compared to the prior period, and proceeds from the sale of real estate, which increased $7.1 million compared to the prior period.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $144.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributed to a reduction in net borrowings of $180.0 million under our revolving credit facilities during the six months ended June 30, 2023, offset by $41.9 million of more proceeds received in 2023 due to issuances of common stock in connection with our ATM Program and physical settlement of our common stock under the forward sale agreements. Lastly, the decrease is further attributed to $5.3 million of additional common stock dividends paid during the six months ended June 30, 2023.

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

We maintain a TRS which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During the three and six months ended June 30, 2023, the Company recognized franchise and other state and local tax expenses which are included in general and administrative and recognized state and federal income tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), Adjusted EBITDAre, Annualized Adjusted EBITDAre, Net Debt, property-level net operating income (“Property-Level NOI”), property-level cash net operating income (“Property-Level Cash NOI”), property-level cash net operating income estimated run rate (“Property-Level Cash NOI Estimated Run Rate”), and total property-level cash net operating income estimated run rate (“Total Property-Level Cash NOI Estimated Run Rate”), all of which are detailed below. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. These include non-recurring executive transition costs, severance and related charges, gain on insurance proceeds, and loss on debt extinguishments and other related costs.

AFFO is a non-GAAP financial measure defined as Core FFO adjusted for GAAP net income related to non-cash revenues and expenses, such as straight-line rent, amortization of above- and below-market lease-related intangibles, amortization of lease incentives, capitalized interest expense, non-cash compensation expense, amortization of deferred financing costs, amortization of above/below-market assumed debt, and amortization of loan origination costs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net (loss) income	$(792)	$2,010	$689	$3,976
Depreciation and amortization of real estate	15,769	11,598	30,653	22,460
Provisions for impairment	2,836	1,114	2,836	1,114
Gain on sales of real estate, net	(615)	(1,858)	(296)	(2,019)
FFO	17,198	12,864	33,882	25,531
Adjustments:
Non-recurring executive transition costs, severance and related charges	201	—	214	—
Loss on debt extinguishment and other related costs	223	—	223	—
Gain on insurance proceeds	(35)	(36)	(47)	(36)
Core FFO	17,587	12,828	34,272	25,495
Adjustments:
Straight-line rent adjustments	(151)	(346)	(462)	(872)
Amortization of deferred financing costs	336	157	615	314
Amortization of above/below-market assumed debt	29	—	57	—
Amortization of loan origination costs	28	13	56	31
Amortization of lease-related intangibles	(184)	(166)	(397)	(331)
Capitalized interest expense	(150)	(46)	(284)	(103)
Non-cash compensation expense	1,252	1,298	2,279	2,343
AFFO	$18,747	$13,738	$36,136	$26,877

EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring executive transition costs, severance and related charges, loss on debt extinguishment and other related costs, gain on insurance proceeds, other non-recurring expenses (income), adjustment for construction in process, and adjustment for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

We present EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre as they are measures commonly used in our industry. We believe that these measures are useful to investors and analysts because they provide supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA,

EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre as measures of our operating performance and not as measures of liquidity.

EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre do not include all items of revenue and expense included in net income, they do not represent cash generated from operating activities and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. Additionally, our computation of EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,
	2023	2022
	(Unaudited)
Net (loss) income	$(792)	$2,010
Depreciation and amortization of real estate	15,769	11,598
Amortization of lease-related intangibles	(184)	(166)
Non-real estate depreciation and amortization	78	153
Interest expense, net	5,521	1,522
Income tax expense (benefit)	(32)	93
Loss on debt extinguishment	128	—
Amortization of loan origination costs	28	13
EBITDA	20,516	15,223
Adjustments:
Provision for impairments	2,836	1,114
Gain on sales of real estate, net	(615)	(1,858)
EBITDAre	22,737	14,479
Adjustments:
Straight-line rent adjustments	(151)	(346)
Loss on debt extinguishment and other related costs	223	—
Non-recurring executive transition costs, severance and related charges	201	—
Gain on insurance proceeds	(35)	(36)
Other non-recurring expenses	242	—
Non-cash compensation expense	1,252	1,298
Adjustment for construction in process (1)	334	189
Adjustment for intraquarter investment activities (2)	817	1,701
Adjusted EBITDAre	$25,620	$17,285

Annualized Adjusted EBITDAre (3)	$102,480
Net Debt / Annualized Adjusted EBITDAre	4.6

(1) Adjustment reflects the estimated cash yield on non-interest earning construction in process balances as of period end.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including interest earning development, and interest earning loan activity completed during the three months ended June 30, 2023 and 2022 had occurred on April 1, 2023 and April 1, 2022, respectively.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt

We calculate our Net Debt as our principal amount of total debt outstanding excluding deferred financing costs, net discounts and debt issuance costs less cash, cash equivalents and restricted cash available for future investment. We believe excluding cash, cash equivalents and restricted cash available for future investment from our principal amount, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid, which we believe is a beneficial disclosure to investors and analysts. We further adjust Net Debt by the value of outstanding forward equity as of period end. We believe these adjustments are additional beneficial disclosures to investors and analysis.
The following table reconciles Total Debt to Net Debt:

As of June 30, 2023
Total Debt	$489,435
Cash, cash equivalents and restricted cash	(13,140)
Value of outstanding forward equity (1)	—
Net Debt	$476,295

(1) There were no unsettled shares under forward equity contracts as of June 30, 2023.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, loss on debt extinguishment, and other income (or expense). We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions and interest-earning development to derive Property-Level Cash NOI - Estimated Run Rate. We further adjust Property-Level Cash NOI - Estimated Run Rate for interest income on mortgage loans receivable and intraquarter mortgage loan activity to derive Total Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are not measurements of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our measures as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net (loss) income	$(792)	$2,010	$689	$3,976
General and administrative	5,260	4,865	10,168	9,057
Depreciation and amortization	15,847	11,751	30,795	22,730
Provisions for impairment	2,836	1,114	2,836	1,114
Transaction costs	15	488	124	653
Interest expense, net	5,521	1,522	9,465	2,691
Gain on sales of real estate, net	(615)	(1,858)	(296)	(2,019)
Income tax expense (benefit)	(32)	93	(75)	184
Loss on debt extinguishment	128	—	128	—
Interest income on mortgage loans receivable	(1,923)	(586)	(2,901)	(997)
Other income	(68)	(36)	(220)	(36)
Property-Level NOI	26,177	19,363	50,713	37,353
Straight-line rent adjustments	(151)	(346)	(462)	(872)
Amortization of lease-related intangibles	(184)	(166)	(397)	(331)
Property-Level Cash NOI	$25,842	$18,851	$49,854	$36,150
Adjustment for intraquarter acquisitions, dispositions and interest earning development (1)	687
Property-Level Cash NOI Estimated Run Rate	26,529
Interest income on mortgage loans receivable	1,923
Adjustments for intraquarter mortgage loan activity (2)	130
Total Cash NOI - Estimated Run Rate	$28,582

(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including interest earning development, completed during the three months ended June 30, 2023 had occurred on April 1, 2023.
(2) Adjustment assumes all loan activity completed during the three months ended June 30, 2023 had occurred on April 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of June 30, 2023, we had total indebtedness of approximately $175.0 million under the 2027 Term Loan, $200.0 million under the 2028 Term Loan, and $106.0 million borrowings under the Revolver, all of which are floating rate debt with a variable interest rate. For the three and six months ended June 30, 2023, we had average daily outstanding borrowings on our Revolver of $163.0 million and $116.3 million, respectively.
Effective through the maturity dates of January 15, 2026 and February 11, 2028, respectively, we entered into interest rate derivative contracts in order to hedge our market interest risk associated with the 2027 Term Loan and the 2028 Term Loan, respectively. The interest rate derivative contracts convert the variable rate debt on the term loans to a fixed interest rate (as further described in “Note 6 - Debt” in our condensed consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2023, which assumes a 1% adverse change in the interest rate as of June 30, 2023, the estimated market risk exposure was approximately $1.2 million.

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

10.1
Amended and Restated Credit Agreement, dated as of June 15, 2023, between NETSTREIT Corp., NETSTREIT L.P., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2023).

10.2
Term Loan Agreement, dated as of July 3, 2023, between NETSTREIT Corp., NETSTREIT L.P., the several financial institutions party thereto and Truist Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2023).

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

NETSTREIT Corp.

July 26, 2023	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

July 26, 2023	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 26, 2023	/s/ PATRICIA GIBBS
Date	Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)