Form 10-Q
period 2023-09-30
NETSTREIT Corp.
filed 2023-10-25
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 23, 2023 was 68,701,223.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Real estate, at cost:
Land	$449,718	$401,146
Buildings and improvements	1,081,427	907,084
Total real estate, at cost	1,531,145	1,308,230
Less accumulated depreciation	(90,890)	(62,526)
Property under development	33,497	16,796
Real estate held for investment, net	1,473,752	1,262,500
Assets held for sale	38,839	23,208
Mortgage loans receivable, net	109,091	46,378
Cash, cash equivalents and restricted cash	7,934	70,543
Lease intangible assets, net	163,824	151,006
Other assets, net	69,403	52,057
Total assets	$1,862,843	$1,605,692
Liabilities and equity
Liabilities:
Term loans, net	$521,613	$373,296
Revolving credit facility	42,000	113,000
Mortgage note payable, net	7,890	7,896
Lease intangible liabilities, net	26,699	30,131
Liabilities related to assets held for sale	1,024	406
Accounts payable, accrued expenses and other liabilities	33,727	22,540
Total liabilities	632,953	547,269
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 68,701,223 and 58,031,879 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	687	580
Additional paid-in capital	1,289,810	1,091,514
Distributions in excess of retained earnings	(100,006)	(66,937)
Accumulated other comprehensive income	30,494	23,673
Total stockholders’ equity	1,220,985	1,048,830
Noncontrolling interests	8,905	9,593
Total equity	1,229,890	1,058,423
Total liabilities and equity	$1,862,843	$1,605,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue (including reimbursable)	$31,167	$24,339	$89,347	$67,309
Interest income on loans receivable	2,244	674	5,145	1,671
Other revenue	550	—	550	—
Total revenues	33,961	25,013	95,042	68,980
Operating expenses
Property	3,883	2,539	11,350	8,156
General and administrative	5,133	4,552	15,299	13,608
Depreciation and amortization	15,804	13,407	46,599	36,137
Provisions for impairment	1,538	—	4,374	1,114
Transaction costs	143	51	267	704
Total operating expenses	26,501	20,549	77,889	59,719
Other income (expense)
Interest expense, net	(3,946)	(3,017)	(13,412)	(5,708)
Gain on sales of real estate, net	373	143	669	2,162
Loss on debt extinguishment	—	—	(128)	—
Other income, net	367	—	586	36
Total other income (expense), net	(3,206)	(2,874)	(12,285)	(3,510)
Net income before income taxes	4,254	1,590	4,868	5,751
Income tax (expense) benefit	(15)	(171)	60	(356)
Net income	4,239	1,419	4,928	5,395
Net income attributable to noncontrolling interests	24	16	32	63
Net income attributable to common stockholders	$4,215	$1,403	$4,896	$5,332
Amounts available to common stockholders per common share:
Basic	$0.06	$0.03	$0.08	$0.11
Diluted	$0.06	$0.03	$0.08	$0.11
Weighted average common shares:
Basic	67,112,587	50,449,735	62,123,334	47,679,870
Diluted	68,048,369	51,384,758	62,897,957	48,657,049
Other comprehensive income:
Net income	$4,239	$1,419	$4,928	$5,395
Change in value on derivatives, net	6,466	13,887	6,875	21,436
Total comprehensive income	$10,705	$15,306	$11,803	$26,831
Comprehensive income attributable to noncontrolling interests	78	149	86	287
Comprehensive income attributable to common stockholders	$10,627	$15,157	$11,717	$26,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offering, net of issuance costs	2,759,481	28	52,875	—	—	52,903	—	52,903
OP Units converted to common stock	5,694	—	105	—	—	105	(105)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(11,650)	—	(11,650)	(101)	(11,751)
Dividends declared on restricted stock, net	—	—	—	(122)	—	(122)	—	(122)
Vesting of restricted stock units	83,428	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(18,016)	—	(360)	—	—	(360)	—	(360)
Stock-based compensation, net	—	—	1,027	—		1,027	—	1,027
Other comprehensive loss	—	—	—	—	(5,930)	(5,930)	(49)	(5,979)
Net income	—	—	—	1,472	—	1,472	9	1,481
Balance at March 31, 2023	60,862,466	$609	$1,145,160	$(77,237)	$17,743	$1,086,275	$9,347	$1,095,622
Issuance of common stock in public offering, net of issuance costs	6,128,135	61	114,475	—	—	114,536	—	114,536
Dividends and distributions declared on common stock and OP Units	—	—	—	(12,173)	—	(12,173)	(102)	(12,275)
Dividends declared on restricted stock, net	—	—	—	(128)	—	(128)	—	(128)
Vesting of restricted stock units	1,416	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(420)	—	(8)	—	—	(8)	—	(8)
Stock-based compensation, net	—	—	1,252	—	—	1,252	—	1,252
Other comprehensive income	—	—	—	—	6,339	6,339	49	6,388
Net loss	—	—	—	(791)	—	(791)	(1)	(792)
Balance at June 30, 2023	66,991,597	$670	$1,260,879	$(90,329)	$24,082	$1,195,302	$9,293	$1,204,595
Issuance of common stock in public offering, net of issuance costs	1,672,242	17	27,401	—	—	27,418	—	27,418
OP Units converted to common stock	19,932	—	362	—	—	362	(362)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(13,768)	—	(13,768)	(104)	(13,872)
Dividends declared on restricted stock, net	—	—	—	(126)	—	(126)	—	(126)
Vesting of restricted stock units	24,088	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(6,636)	—	(112)	—	—	(112)	—	(112)
Stock-based compensation, net	—	—	1,280	2	—	1,282	—	1,282
Other comprehensive income	—	—	—	—	6,412	6,412	54	6,466
Net income	—	—	—	4,215	—	4,215	24	4,239
Balance at September 30, 2023	68,701,223	$687	$1,289,810	$(100,006)	$30,494	$1,220,985	$8,905	$1,229,890

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

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$4,928	$5,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,599	36,137
Amortization of deferred financing costs	1,165	553
Amortization of above/below-market assumed debt	86	—
Noncash revenue adjustments	(1,147)	(2,076)
Amortization of deferred gains on interest rate swaps	(1,134)	—
Stock-based compensation expense	3,559	3,646
Gain on sales of real estate, net	(669)	(2,162)
Provisions for impairment	4,374	1,114
Loss on debt extinguishment	128	—
Gain on involuntary conversion of building and improvements	(47)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(4,803)	(3,641)
Accounts payable, accrued expenses and other liabilities	(71)	676
Lease incentive payments	(1,456)	(936)
Net cash provided by operating activities	51,512	38,706
Cash flows from investing activities
Acquisitions of real estate	(254,745)	(328,986)
Real estate development and improvements	(47,692)	(15,492)
Investment in mortgage loans receivable	(65,513)	(46,466)
Earnest money deposits	(2,531)	(3,486)
Purchase of computer equipment and other corporate assets	(23)	(595)
Proceeds from sale of real estate	24,726	13,837
Proceeds from the settlement of property-related insurance claims	47	—
Net cash used in investing activities	(345,731)	(381,188)
Cash flows from financing activities
Issuance of common stock in public offerings, net	194,857	219,019
Payment of common stock dividends	(37,591)	(28,549)
Payment of OP unit distributions	(307)	(316)
Payment of restricted stock dividends	(148)	(154)
Principal payments on mortgages payable	(99)	(12)
Proceeds under revolving credit facilities	288,000	365,000
Repayments under revolving credit facilities	(359,000)	(399,000)
Proceeds from term loans	150,000	200,000
Proceeds under property development incentives	—	605
Repurchase of common stock for tax withholding obligations	(480)	(549)
Deferred offering costs	(351)	(1,220)
Deferred financing costs	(3,271)	(3,755)
Net cash provided by financing activities	231,610	351,069
Net change in cash, cash equivalents and restricted cash	(62,609)	8,587
Cash, cash equivalents and restricted cash at beginning of the period	70,543	7,603
Cash, cash equivalents and restricted cash at end of the period	$7,934	$16,190

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$12,779	$4,345
Cash paid for income taxes	$575	$45
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$375	$411
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$34	$—
Cash flow hedge change in fair value	$8,009	$21,436
Mortgage loan receivable settled in exchange for acquisition of real estate	$4,673	$—
Increase in mortgage loan receivable in exchange for disposition of real estate	$1,837	$—
Refinancing of mortgage loan receivable	$1,327	$—
Mortgage note assumed at fair value	$—	$7,913
Accrued capital expenditures and real estate development and improvement costs	$9,834	$952
Accrued lease incentives	$23	$1,690

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of September 30, 2023, the Company owned or had investments in 547 properties, located in 45 states, excluding 32 property developments where rent has yet to commence.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2022, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the full year.

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

Impairment of Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 2 and Level 3 of the fair value hierarchy under ASC Topic 820.

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total provision for impairment	$1,538	$—	$4,374	$1,114
Number of properties: (1)
Classified as held for sale	—	—	6	—
Disposed within the period	2	—	2	1

(1)     Includes the number of properties that were either (i) impaired during the period on the held for sale classification date and remained as held for sale as of period-end or (ii) impaired and disposed of during the respective period. Excludes properties that did not have impairment recorded during the year. Of the total provision for impairment during the three and nine months ended September 30, 2023, the Company recorded $0.7 million of additional impairment expense on properties that were classified as held for sale in prior periods.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had less than $0.1 million of restricted cash as of September 30, 2023, and $4.7 million of restricted cash as of December 31, 2022.

The Company’s bank balances as of September 30, 2023 and December 31, 2022 included certain amounts over the Federal Deposit Insurance Corporation limits.

Fair Value Measurement

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of the Company’s financial instruments are estimates based on market conditions and perceived risks as of September 30, 2023 and December 31, 2022. These estimates require management’s judgement and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of September 30, 2023:

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

The following table discloses fair value information for the Company’s 2024 Term Loan, 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan (each as defined in “Note 6 - Debt”) (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2024 Term Loan (2)	$—	$—	$174,532	$175,382
2027 Term Loan	173,919	175,713	—	—
2028 Term Loan	198,945	201,465	198,764	201,108
2029 Term Loan	148,749	150,727	—	—

(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.
(2) On June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”).

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

During the three and nine months ended September 30, 2023 and 2022, there were no tenants or borrowers with rental revenue or interest income on loans receivable, respectively, that exceeded 10% of total rental revenue.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of September 30, 2023, the Company’s weighted average remaining lease term was 9.3 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive income and is presented net of any reserves for uncollectible amounts. There were no material reserves for uncollectible amounts during the three and nine months ended September 30, 2023 and 2022.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental revenue
Fixed lease income (1)	$27,999	$21,940	$79,530	$59,661
Variable lease income (2)	3,047	2,086	9,299	7,004
Other rental revenue:
Above/below market lease amortization, net	319	444	1,108	1,021
Lease incentives	(198)	(131)	(590)	(377)
Rental revenue (including reimbursable)	$31,167	$24,339	$89,347	$67,309

(1)     Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts. There were immaterial write-offs of uncollectible amounts during the three and nine months ended September 30, 2023 and 2022.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2023 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2023	$28,258
2024	113,546
2025	113,399
2026	110,786
2027	106,751
Thereafter	611,894
Total	$1,084,634

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The lease has a remaining noncancellable lease term of 8.8 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company.

The following table presents the lease expense components for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$135	$135	$406	$406
Variable lease cost	$83	$33	$217	$42

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of September 30, 2023, the right-of-use asset and operating lease liability was $4.0 million and $5.2 million, respectively. The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of September 30, 2023 (in thousands):

Future Minimum Lease Payments
Remainder of 2023	$146
2024	617
2025	636
2026	653
2027	670
Thereafter	3,311
Total lease payments	6,033
Less: amount representing interest (1)	(825)
Present value of operating lease liabilities	$5,208

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of September 30, 2023, the Company owned or had investments in 547 properties, excluding 32 property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $1.8 billion and consisted of the gross acquisition cost of land, buildings, improvements, and lease intangible assets and liabilities. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Illinois and Texas representing 8.9% and 8.8%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

Acquisitions

During the three months ended September 30, 2023, the Company acquired 21 properties for a total purchase price of $95.3 million, inclusive of $0.8 million of capitalized acquisition costs. During the nine months ended September 30, 2023, the Company acquired 69 properties for a total purchase price of $259.2 million, inclusive of $2.4 million of capitalized acquisition costs.

During the three months ended September 30, 2022, the Company acquired 26 properties for a total purchase price of $121.7 million, inclusive of $1.3 million of capitalized acquisition costs. During the nine months ended September 30, 2022, the Company acquired 82 properties for a total purchase price of $329.0 million, inclusive of $3.2 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Land	$22,559	$35,175	$56,611	$84,248
Buildings	59,213	76,853	159,215	204,623
Site improvements	3,857	6,207	12,826	18,059
Tenant improvements	736	870	2,295	3,046
In-place lease intangible assets	8,467	12,616	26,276	35,021
Above-market lease intangible assets	479	2,323	2,022	2,676
	95,311	134,044	259,245	347,673
Liabilities assumed
Below-market lease intangible liabilities	—	(4,418)	—	(10,734)
Mortgage note payable	—	(7,913)	—	(7,913)
Accounts payable, accrued expense and other liabilities	—	(16)	—	(40)
Purchase price (including acquisition costs)	$95,311	$121,697	$259,245	$328,986

Development

As of September 30, 2023, the Company had 27 property developments under construction. During the three months ended September 30, 2023, the Company invested $33.2 million in property developments, including the land acquisition of 14 new developments with a combined initial purchase price of $9.6 million. During the nine months ended September 30, 2023, the Company invested $55.5 million in property developments, including the land acquisition of 34 new developments with a combined initial purchase price of $21.6 million. During the nine months ended September 30, 2023, the Company completed development on 12 projects and reclassified approximately $38.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for seven of the 12 completed developments during the nine months ended September 30, 2023, while rent is expected to commence for the other five completed developments in the fourth quarter of 2023. The remaining 27 developments in progress are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2023.

During the three months ended September 30, 2022, the Company invested $4.7 in property developments.

During the nine months ended September 30, 2022, the Company invested $14.3 million in property developments, including the land acquisition of one new development with an initial purchase price of $1.0 million. During this period, the Company completed development on four projects and reclassified approximately $14.7 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets.

Additionally, during the three months ended September 30, 2023 and 2022, the Company capitalized approximately $0.4 million and $0.1 million, respectively, of interest expense associated with properties under development. During the nine months ended September 30, 2023 and 2022, the Company capitalized approximately $0.7 million and $0.2 million, respectively, of interest expense associated with properties under development.

Dispositions

During the three months ended September 30, 2023, the Company sold four properties for a total sales price, net of disposal costs, of $7.2 million, recognizing a gain of $0.4 million. During the nine months ended September 30, 2023, the Company sold fourteen properties for a total sales price, net of disposal costs, of $26.5 million, recognizing a gain of $0.7 million.

During the three months ended September 30, 2022, the Company sold one property for a total sales price, net of disposal costs, of $1.7 million, recognizing a gain of $0.1 million. During the nine months ended September 30, 2022, the Company sold four properties for a total sales price, net of disposal costs, of $13.8 million, recognizing a gain of $2.2 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of September 30, 2023 and December 31, 2022 is summarized below (in thousands):

Loan Type	Number of Secured Properties	Effective Interest Rate (4)	Stated Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Mortgage (1)	1	6.46%	7.00%	4/8/2024	$43,612	$40,316
Mortgage	2	6.57%	7.00%	6/30/2023	—	6,000
Mortgage	46	9.55%	9.55%	3/10/2026	41,940	—
Mortgage (2)	3	8.10%	6.89%	4/10/2026	4,132	—
Mortgage (2)	10	7.57%	7.57%	6/10/2025	15,505	—
Mortgage	1	8.50%	8.50%	3/21/2024	660	—
Mortgage (1) (3)	1	7.50%	7.50%	3/8/2024	3,246	—
Total					109,095	46,316
Unamortized loan origination costs					124	62
Unamortized discount					(128)	—
Total mortgage loans receivable, net					$109,091	$46,378

(1) The Company has the right, subject to certain terms and conditions, to purchase all or a portion of the underlying collateralized property.
(2) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(3) Requires monthly payments of both interest and principal.
(4) Includes amortization of discount and loan origination costs, as applicable.
All of the Company’s mortgage loans receivable, excluding the $3.2 million mortgage loan with a maturity of March 8, 2024 noted above, require monthly payments of interest only with principal payments occurring as borrower disposes of underlying properties, limited to the Company’s allocated investment by property. Any remaining principal balance will be repaid at or before the maturity date.

Assets Held for Sale

As of September 30, 2023 and December 31, 2022, there were fifteen and eleven properties, respectively, classified as held for sale.

Provisions for Impairment

The Company recorded provisions for impairment of $1.5 million on seven properties for the three months ended September 30, 2023, and provisions for impairment of $4.4 million on ten properties for the nine months ended September 30, 2023. The Company recorded no provisions for impairment for the three months ended September 30, 2022, and provisions for impairment of $1.1 million on one property for the nine months ended September 30, 2022.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$178,506	$(40,726)	$137,780	$154,876	$(28,472)	$126,404
Above-market leases	21,988	(3,999)	17,989	20,091	(2,892)	17,199
Assembled workforce	873	(873)	—	873	(873)	—
Lease incentives	9,220	(1,165)	8,055	8,021	(618)	7,403
Total intangible assets	$210,587	$(46,763)	$163,824	$183,861	$(32,855)	$151,006

Liabilities:
Below-market leases	$33,959	$(7,260)	$26,699	$35,596	$(5,465)	$30,131

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2023 and as of December 31, 2022 by category were as follows:

	Years Remaining
	September 30, 2023	December 31, 2022
In-place leases	9.1	9.4
Above-market leases	12.4	13.0
Below-market leases	11.2	11.6
Lease incentives	11.3	11.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization:
Amortization of in-place leases	$4,641	$4,201	$14,120	$11,489
Amortization of assembled workforce	—	73	—	220
	$4,641	$4,274	$14,120	$11,709

Net adjustment to rental revenue:
Above-market lease assets	(398)	(343)	(1,159)	(1,003)
Below-market lease liabilities	717	787	2,266	2,024
Lease incentives	(198)	(131)	(590)	(377)
	$121	$313	$517	$644
The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangibles to rental revenue as of September 30, 2023, for the next five years and thereafter (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
In-place leases	$4,901	$19,475	$18,901	$17,658	$15,400	$61,445	$137,780

Above-market lease assets	(425)	(1,696)	(1,695)	(1,657)	(1,569)	(10,947)	(17,989)
Below-market lease liabilities	715	2,854	2,832	2,740	2,668	14,890	26,699
Lease incentives	(198)	(794)	(794)	(794)	(738)	(4,737)	(8,055)
Net adjustment to rental revenue	$92	$364	$343	$289	$361	$(794)	$655

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate	September 30, 2023	December 31, 2022
Debt:
2024 Term Loan (2)	December 23, 2024	—	1.37%	$—	$175,000
2027 Term Loan (3)	January 15, 2026	January 15, 2027	1.37%	175,000	—
Revolver (4)	August 11, 2026	August 11, 2027	6.42%	42,000	113,000
2028 Term Loan (5)	February 11, 2028	—	3.88%	200,000	200,000
Mortgage Note	November 1, 2027	—	4.53%	8,399	8,498
2029 Term Loan (6)	July 3, 2026	January 3, 2029	4.89%	150,000	—
Total debt				575,399	496,498
Unamortized discount and debt issuance costs				(3,896)	(2,306)
Unamortized deferred financing costs, net (7)				(2,128)	(2,684)
Total debt, net				$569,375	$491,508
(1) Date represents the fully extended maturity date available to the Company under each related debt instrument.
(2) On June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”).
(3) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of September 30, 2023. The Company has entered into five interest rate swap agreements that effectively convert the floating rate to a fixed rate. The hedged fixed rate will reset effective November 27, 2023 to 1.87% and December 23, 2024 to 2.40%.
(4) The annual interest rate of the Revolver assumes daily SOFR as of September 30, 2023 of 5.32% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of September 30, 2023.
(5) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of September 30, 2023. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of September 30, 2023. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(7) The Company records deferred financing costs associated with the Revolver and loan commitment fees associated with the 2029 Term Loan in other assets, net on its condensed consolidated balance sheets.

2029 Term Loan

On July 3, 2023, the Company entered into an agreement (the “2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at the Company’s request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to extension options at the Company’s election on two occasions, by one year and, on one occasion, by six months (subject to certain conditions).

The interest rate applicable to the 2029 Term Loan is determined by the Company’s Investment Grade Rating (as defined in the 2029 Term Loan Agreement). Prior to the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the 2029 Term Loan Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 0.80% to

1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating.

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

The 2029 Term Loan also contains sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized based rent attributable to tenants with commitments or quantifiable targets for reduced GHG emission is accordance with the standards of the Science Based Targets initiative (“SBTi”).

In connection with the 2029 Term Loan, the Company incurred $1.4 million of deferred financing costs. Additionally, the Company incurred $0.9 million of loan commitment fees which has been capitalized to other assets, net on the condensed consolidated balance sheets. The deferred financing costs and capitalized loan commitment fees are both amortized over the term of the loan and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income.

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

The Credit Facility also contains a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized base rent attributable to tenants with commitments or quantifiable targets for reduced greenhouse gas emission in accordance with the standards of the SBTi.

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

2027 Term Loan

In December 2019, the Company entered into an agreement governing a $175.0 million senior unsecured term loan that was scheduled to mature in December 2024 (the “2024 Term Loan”). On June 15, 2023, the Company amended and restated the agreement governing the 2024 Term Loan to provide for a $175.0 million senior unsecured term loan with a maturity date of January 15, 2026 that is subject to a one year extension option at the Company’s election (subject to certain conditions) (the “2027 Term Loan”). The 2027 Term Loan is repayable at the Company’s option in whole or in part without premium or penalty.

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

Mortgage Note Payable

As of September 30, 2023, the Company had total gross mortgage indebtedness of $8.4 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.7 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan are interest only through maturity. As of September 30, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment (1)	Total
Remainder of 2023	$39	$—	$39
2024	162	—	162
2025	170	—	170
2026	178	367,000	367,178
2027	170	7,663	7,833
Thereafter	—	200,000	200,000
Total	$719	$574,663	$575,382

(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revolving credit facilities (1)	$380	$1,222	$4,096	$2,518
Term loans (2)	4,428	1,670	9,597	2,854
Mortgage note payable	97	1	290	1
Non-cash:
Amortization of deferred financing costs	264	153	635	354
Amortization of debt discount and debt issuance costs, net	315	86	616	199
Amortization of deferred gains on interest rate swaps	(1,134)	—	(1,134)	—
Capitalized interest	(404)	(115)	(688)	(218)
Total interest expense, net	$3,946	$3,017	$13,412	$5,708

(1) Includes facility fees and non-utilization fees of approximately $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and facility fees of $0.5 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2023 and 2022, the term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.53% and 3.53%, respectively. During the nine months ended September 30, 2023 and 2022, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.09% and 2.49%, respectively.

During the three months ended September 30, 2023 and 2022, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 7.05% and 3.28%, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.98% and 2.29%, respectively.

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

The Company was in compliance with all of its debt covenants as of September 30, 2023 and expects to be in compliance for the twelve-month period ending December 31, 2023.

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

Effective July 3, 2023, such derivatives were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the hedged fixed rate of 3.64% compared to the variable 2029 Term Loan daily SOFR rate as of September 30, 2023 of 5.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of September 30, 2023 of 5.33%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective January 27, 2023, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12% and on June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”). The interest rate on the variable 2027 Term Loan includes a daily SOFR rate as of September 30, 2023 of 5.30%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. In anticipation of the amendment and restatement of the 2024 Term Loan, additional derivatives, effective November 27, 2023 and December 23, 2024 at hedged fixed rates of 1.87% and 2.40%, respectively, were initiated to hedge the variable cash flows associated with the 2027 Term Loan through the fully extended maturity date.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate swaps	12	7	$650,000	$375,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets
		Fair Value at
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$32,077	$24,067

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
For the Three Months Ended September 30
Interest Rate Products	$11,814	$14,761	Interest expense, net	$5,218	$874

For the Nine Months Ended September 30
Interest Rate Products	$18,388	$22,539	Interest expense, net	$11,513	$1,103

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and nine months ended September 30, 2023 and 2022. During the next twelve months, the Company estimates that an additional $25.6 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2023
Derivative assets	$—	$32,077	$—	$32,077

December 31, 2022
Derivative assets	$—	$24,067	$—	$24,067

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$9,195	$7,167
Deferred rent receivable	7,192	5,629
Prepaid assets	4,058	3,864
Earnest money deposits	2,716	185
Fair value of interest rate swaps	32,077	24,067
Deferred offering costs	664	796
Deferred financing costs, net	2,988	2,685
Right-of-use asset	3,959	4,235
Leasehold improvements and other corporate assets, net	1,781	1,969
Interest receivable	766	256
Other assets, net	4,007	1,204
	$69,403	$52,057

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses	$11,221	$5,745
Accrued bonus	1,890	1,305
Prepaid rent	3,929	2,937
Operating lease liability	5,208	5,464
Accrued interest	2,436	1,782
Deferred rent	2,882	1,756
Accounts payable	3,968	1,394
Other liabilities	2,193	2,157
	$33,727	$22,540

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. The Company has issued or committed to issue shares of common stock in connection with the ATM Program for the periods presented as follows:

•On September 14, 2023, the Company entered into a forward confirmation with respect to 7,500,000 shares of its common stock under the ATM Program. On September 28, 2023, the Company partially physically settled 1,516,289 shares of common stock at a price of $16.49 per share under such forward confirmation for net proceeds of approximately $24.8 million, net of sales commissions and offering costs of $0.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,516,289 Class A OP Units. 5,983,711 shares remain unsettled under the forward confirmation as of September 30, 2023.

•In September 2023, the Company issued 46,228 shares of common stock at a weighted average price of $17.09 per share for net proceeds of approximately $0.8 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 46,228 Class A OP Units.

•In August 2023, the Company issued 109,725 shares of common stock at a weighted average price of $17.18 per share for net proceeds of approximately $1.8 million, net of sales commissions and offering costs of $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 109,725 Class A OP Units.

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

As of September 30, 2023, the Company has $99.6 million remaining gross proceeds available for future issuances of shares of common stock under the ATM Program, inclusive of 5,983,711 shares remaining unsettled under the outstanding forward confirmation.

August 2022 Follow-On Offering

On August 8, 2022, the Company completed a registered public offering of 9,000,000 shares of its common stock at a public offering price of $20.20 per share, which excluded an over-allotment option to the underwriters to purchase up to an additional 1,350,000 shares, which was exercised in full on August 10, 2022. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. As of June 30, 2023, the Company had fully physically settled the forward sale agreements (by the delivery of shares of common stock).

January 2022 Follow-On Offering

On January 13, 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. As of September 30, 2022, the Company had fully physically settled the forward sale agreements (by the delivery of shares of common stock).

Surrendered Shares on Vested Stock Unit Awards

During the nine months ended September 30, 2023 and 2022, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the nine months ended September 30, 2023 and 2022, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 25 thousand and 26 thousand RSUs, respectively, both valued at approximately $0.5 million, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of shares of common stock” on the condensed consolidated statements of cash flows.

Dividends

During the nine months ended September 30, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Nine Months Ended September 30, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.200	June 1, 2023	12,173	June 15, 2023
July 24, 2023	0.205	September 1, 2023	13,768	September 15, 2023
	$0.605		$37,591

During the nine months ended September 30, 2022, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Nine Months Ended September 30, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.200	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.200	June 1, 2022	9,588	June 15, 2022
July 26, 2022	0.200	September 1, 2022	10,073	September 15, 2022
	$0.600		$28,549

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during the nine months ended September 30, 2023 and 2022, the Operating Partnership paid distributions of $0.3 million and $0.3 million, respectively, to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of September 30, 2023 and December 31, 2022, noncontrolling interests represented 0.7% and 0.9%, respectively, of OP Units. During the three months ended September 30, 2023, OP Unit holders redeemed 19,932 OP Units into shares of common stock on a one-for-one basis and during the three months ended September 30, 2022, no OP Units were converted. During the nine months ended September 30, 2023 and 2022, OP Unit holders redeemed 25,626 and 47,894 OP Units, respectively, into shares of common stock on a one-for-one basis.

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

As of September 30, 2023, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income was $1.3 million for both the three months ended September 30, 2023 and 2022. Stock-based compensation expense was $3.6 million for both the nine months ended September 30, 2023 and 2022. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

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

The following table summarizes performance-based RSU activity for the period ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	61,391	$19.75
Vested during the period	(632)	19.75
Unvested RSU grants outstanding as of September 30, 2023	60,759	$19.75

For the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.2 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of September 30, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $0.2 million and $0.4 million, respectively, and as of September 30, 2023, these awards are expected to be recognized over a remaining weighted average period of 1.0 year. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based RSU activity for the period ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	247,079	$19.86
Granted during the period	161,757	19.79
Forfeited during the period	(1,627)	20.17
Vested during the period	(108,300)	19.93
Unvested RSU grants outstanding as of September 30, 2023	298,909	$19.79

For the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $2.0 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of September 30, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $4.1 million and $3.0 million, respectively, and as of September 30, 2023, these awards are expected to be recognized over a remaining weighted average period of 2.0 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table summarizes market-based RSU activity for the period ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	177,350	$19.83
Granted during the period	81,751	21.57
Forfeited during the period	(543)	19.36
Unvested RSU grants outstanding as of September 30, 2023	258,558	$20.38

For the three and nine months ended September 30, 2023, the Company recognized $0.4 million and $1.2 million, respectively, in stock-based compensation expense associated with market-based RSUs. As of September 30, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $2.5 million and $2.0 million, respectively, and as of September 30, 2023, these awards are expected to be recognized over a remaining weighted average period of 1.9 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2023 under the Program was approximately $0.5 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For both the three and nine months ended September 30, 2023, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income	$4,239	$1,419	$4,928	$5,395
Net income attributable to noncontrolling interest	(24)	(16)	(32)	(63)
Net income attributable to common shares, basic	4,215	1,403	4,896	5,332
Net income attributable to noncontrolling interest	24	16	32	63
Net income attributable to common shares, diluted	$4,239	$1,419	$4,928	$5,395

Denominator:
Weighted average common shares outstanding, basic	67,112,587	50,449,735	62,123,334	47,679,870
Effect of dilutive shares for diluted net income per common share:
OP Units	501,987	514,890	507,014	530,940
Unvested RSUs	173,001	255,613	167,215	261,727
Unsettled shares under open forward equity contracts	260,794	164,520	100,394	184,512
Weighted average common shares outstanding, diluted	68,048,369	51,384,758	62,897,957	48,657,049

Net income available to common stockholders per common share, basic	$0.06	$0.03	$0.08	$0.11
Net income available to common stockholders per common share, diluted	$0.06	$0.03	$0.08	$0.11

As of September 30, 2023 and December 31, 2022, there were 487,841 and 513,467 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated or receives an option to purchase the properties. As of September 30, 2023, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, all of which is expected to be funded over the next two years. Additionally, as of September 30, 2023, the Company had commitments to fund 27 properties under development totaling $37.9 million, which is expected to be funded over the next two years.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.8 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of September 30, 2023, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to September 30, 2023 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On October 24, 2023, the Company's Board of Directors declared a cash dividend of $0.205 per share for the fourth quarter of 2023 which will be paid on December 15, 2023 to shareholders of record on December 1, 2023.

Revolver Activity

In October 2023, the Company borrowed $35.0 million under the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

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

Business Overview

We are an internally managed real estate company that acquires, owns and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of September 30, 2023, we owned or had investments in 547 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 85 different tenants, across 26 retail sectors in 45 states. This excludes 32 property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of September 30, 2023, our investments generated ABR1 of $124.3 million. Approximately 69% of our ABR is from investment grade2 credit rated tenants and an additional 15% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.3 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio.

ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. We have issued or committed to issue shares of common stock in connection with the ATM Program for the periods presented as follows:

•On September 14, 2023, we entered into a forward confirmation with respect to 7,500,000 shares of our common stock under the ATM Program. On September 28, 2023, we partially physically settled 1,516,289 shares of common stock at a price of $16.49 per share under such forward confirmation for net proceeds of approximately $24.8 million, net of sales commissions and offering costs of $0.2 million. We contributed the net proceeds to the Operating Partnership in exchange for 1,516,289 Class A OP Units. 5,983,711 shares remain unsettled under the forward confirmation as of September 30, 2023.

•In September 2023, we issued 46,228 shares of common stock at a weighted average price of $17.09 per share for net proceeds of approximately $0.8 million, net of sales commissions and offering costs of less than $0.1 million.

•In August 2023, we issued 109,725 shares of common stock at a weighted average price of $17.18 per share for net proceeds of approximately $1.8 million, net of sales commissions and offering costs of $0.1 million.

As of September 30, 2023, we have $99.6 million remaining gross proceeds available for future issuances of shares of common stock under the ATM Program, inclusive of 5,983,711 shares remaining unsettled under the outstanding forward confirmation. .

2029 Term Loan

On July 3, 2023, we entered into an agreement (“2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at our request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at our option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to extension options at our election on two occasions, by one year and, on one occasion, by six months (subject to certain conditions).
1 Annualized base rent (“ABR”) is annualized base rent as of September 30, 2023, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody's) or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants with metrics of more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s or NAIC.

We hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029, which consists of the fixed rate SOFR swap of 3.74%, plus a credit spread adjustment of 0.10% and, at current leverage levels, a borrowing spread of 1.15%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. See further discussion of our debt, interest rate, and interest rate hedges included in “Note 6 - Debt.”

Results of Operations

Overall

We continued to grow our assets during the nine months ended September 30, 2023 through the acquisition of properties, property developments, and investment in mortgage loans receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $141.1 million, the issuance of common stock under the ATM Program in an amount of $53.7 million, the execution of the 2029 Term Loan Agreement and receipt of proceeds of $150.0 million under the 2029 Term Loan, net borrowings on our $400.0 million senior unsecured revolving credit facility (the “Revolver”), and cash flows from operations during nine months ended September 30, 2023.

Acquisitions

During the three months ended September 30, 2023, we acquired 21 properties for a total purchase price of $95.3 million, inclusive of $0.8 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 10 states with a WALT of approximately 10.0 years. The underwritten weighted-average capitalization rate on our third quarter acquisitions was approximately 7.0%.

During the nine months ended September 30, 2023, we acquired 69 properties for a total purchase price of $259.2 million, inclusive of $2.4 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 21 states with a WALT of approximately 10.4 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 6.9%.

Development

As of September 30, 2023, we had 27 property developments under construction. During the three months ended September 30, 2023, we invested $33.2 million in property developments, including the land acquisition of 14 new developments with a combined initial purchase price of $9.6 million. During the nine months ended September 30, 2023, we invested $55.5 million in property developments, including the land acquisition of 34 new developments with a combined initial purchase price of $21.6 million. During the nine months ended September 30, 2023, we completed development on 12 projects and reclassified approximately $38.8 million from property under development to land, building, and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for seven of the 12 completed developments during the nine months ended September 30, 2023, while rent is expected to commence for the other five completed developments in the fourth quarter of 2023. The remaining 27 developments in progress are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2023.

Dispositions

During the three months ended September 30, 2023, we sold four properties for a total sales price, net of disposal costs of $7.2 million, recognizing a gain of $0.4 million. During the nine months ended September 30, 2023, we sold fourteen properties for a total sales price, net of disposal costs of $26.5 million, recognizing a gain of $0.7 million.

Investment in Mortgage Loans Receivable

During the three months ended September 30, 2023, we invested $7.2 million in fully collateralized mortgage loans receivable with stated interest rates ranging from 7.00% to 8.50%. During the nine months ended September 30, 2023, we invested $68.8 million in fully collateralized mortgage loans receivable with stated interest rates ranging from 6.89% to 9.55%. The mortgage loans receivable are collateralized by real estate. The funds provided under the loans, in addition to discount and loan origination costs of $0.1 million and $0.1 million, respectively, are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2023. See “Note 4 - Real Estate Investments” for further discussion on our mortgage loans receivable portfolio.

Economic and Financial Environment

The average inflation rate for the nine months ended September 30, 2023 was 4.4%. While the Federal Reserve has been raising interest rates in an effort to lower inflation, the pace at which it may continue to do so is unclear leading to uncertainties in the financing market and a volatile economy.

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

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$31,167	$24,339
Interest income on loans receivable	2,244	674
Other revenue	550	—
Total revenues	33,961	25,013
Operating expenses
Property	3,883	2,539
General and administrative	5,133	4,552
Depreciation and amortization	15,804	13,407
Provisions for impairment	1,538	—
Transaction costs	143	51
Total operating expenses	26,501	20,549
Other income (expense)
Interest expense, net	(3,946)	(3,017)
Gain on sales of real estate, net	373	143
Other income, net	367	—
Total other income (expense), net	(3,206)	(2,874)
Net income before income taxes	4,254	1,590
Income tax (expense) benefit	(15)	(171)
Net income	$4,239	$1,419

Revenue. Revenue for the three months ended September 30, 2023 increased by $9.0 million to $34.0 million from $25.0 million for the three months ended September 30, 2022, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $6.1 million, combined with net increases of property expense reimbursements of $1.1 million, an increase of $1.6 million related to interest income on mortgage loans receivable, and an increase of $0.6 million in other revenue related to the receipt of legal settlement proceeds associated with a lease termination. The increase in revenue is offset by a $0.1 million decrease in straight-line rental revenue, a $0.1 million increase in reserves for uncollectible amounts, and a $0.1 million decrease in amortization of above- and below-market lease related intangible assets.

Total Operating Expenses. Total expenses increased by $6.0 million to $26.5 million for the three months ended September 30, 2023 as compared to $20.5 million for the three months ended September 30, 2022. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $1.4 million to $3.9 million for the three months ended September 30, 2023 from $2.5 million for the three months ended September 30, 2022. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.3 million, of which $0.7 million, $0.5 million, and $0.1 million were related to reimbursable property taxes, reimbursable common area maintenance costs, and reimbursable insurance costs, respectively.

•General and Administrative Expenses. General and administrative expenses increased $0.5 million to $5.1 million for the three months ended September 30, 2023 from $4.6 million for the three months ended September 30, 2022. The increase is primarily due to an increase in bonus expenses of $0.4 million and an increase in payroll expenses of $0.1 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million to $15.8 million for the three months ended September 30, 2023 from $13.4 million for the three months ended September 30, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $1.5 million, building improvements depreciation expense of $0.5 million, and in-place lease amortization expense of $0.4 million.

•Provisions for Impairment. For the three months ended September 30, 2023, we recorded provisions for impairment of $1.5 million on seven properties, which were either previously classified as held-for-sale, newly classified as held-for-sale or disposed of during the three months ended September 30, 2023. For the three months ended September 30, 2022, we recorded no provisions for impairment. For the three months ended September 30, 2023, we sold two properties that were impaired. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs increased by less than $0.1 million for the three months ended September 30, 2023 from less than $0.1 million for the three months ended September 30, 2022, which primarily relates to an increase in costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $0.9 million to $3.9 million for the three months ended September 30, 2023 from $3.0 million for the three months ended September 30, 2022. The increase is primarily attributed to an increase of $0.7 million of interest incurred under our $200.0 million senior unsecured term loan (the “2028 Term Loan”), an increase of $2.2 million of interest incurred under the 2029 Term Loan, and an increase of $0.3 million in loan fee amortization. This is offset by $1.1 million in amortization of deferred gains on interest rate swaps, $0.3 million of increased capitalized interest on our property developments, and a net decrease of $0.9 million under the Revolver primarily due to a decrease in average borrowings outstanding during the respective periods.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $0.3 million to a net gain of $0.4 million for the three months ended September 30, 2023 from a net gain of $0.1 million for the three months ended September 30, 2022. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
Number of properties sold	4	1
Sales price, net of disposal costs	$7,224	$1,660
Gain on sales of real estate, net	$373	$143

Other income, net. Other income increased by $0.4 million for the three months ended September 30, 2023. The increase relates to $0.4 million of interest income earned on our cash, cash equivalents and restricted cash balances as presented in the condensed consolidated balance sheets.

Income tax (expense) benefit. Income tax expense decreased by $0.2 million for the three months ended September 30, 2023. The decrease relates to lower provisions for federal and state income taxes on the financial results of our taxable REIT subsidiary (“TRS”).

Net income. Net income increased $2.8 million to $4.2 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022. Net income increased primarily due to increases in rental revenues due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable. This is offset by increases in depreciation and amortization expense, interest expense, reimbursable property expenses, and provisions for impairment as set forth above.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

The following table sets forth our operating results for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$89,347	$67,309
Interest income on loans receivable	5,145	1,671
Other revenue	550	—
Total revenues	95,042	68,980
Operating expenses
Property	11,350	8,156
General and administrative	15,299	13,608
Depreciation and amortization	46,599	36,137
Provisions for impairment	4,374	1,114
Transaction costs	267	704
Total operating expenses	77,889	59,719
Other income (expense)
Interest expense, net	(13,412)	(5,708)
Gain on sales of real estate, net	669	2,162
Loss on debt extinguishment	(128)	—
Other income, net	586	36
Total other income (expense), net	(12,285)	(3,510)
Net income before income taxes	4,868	5,751
Income tax (expense) benefit	60	(356)
Net income	$4,928	$5,395

Revenue. Revenue for the nine months ended September 30, 2023 increased by $26.0 million to $95.0 million from $69.0 million for the nine months ended September 30, 2022, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $20.5 million, combined with net increases of property expense reimbursements of $2.8 million, an increase of $3.5 million related to interest income on mortgage loans receivable, and an increase of $0.6 million in other revenue related to the receipt of legal settlement proceeds associated with a lease termination. The increase in revenue is offset by a $0.8 million decrease in straight-line rental revenue and a $0.4 million increase in reserves for uncollectible amounts.

Total Operating Expenses. Total expenses increased by $18.2 million to $77.9 million for the nine months ended September 30, 2023 from $59.7 million for the nine months ended September 30, 2022. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $3.2 million to $11.4 million for the nine months ended September 30, 2023 from $8.2 million for the nine months ended September 30, 2022. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $3.1 million, of which $1.3 million, $1.2 million, and $0.6 million were related to reimbursable property taxes, reimbursable common area maintenance costs, and reimbursable insurance costs, respectively.

•General and Administrative Expenses. General and administrative expenses increased $1.7 million to $15.3 million for the nine months ended September 30, 2023 from $13.6 million for the nine months ended September 30, 2022. The increase is primarily due to increased payroll expenses of $0.8 million, bonus expenses of $0.7 million, franchise taxes of $0.2 million, corporate office lease expenses of $0.2 million, and executive severance and transition costs of $0.2 million. This is offset by decreased corporate insurance of $0.3 million and accounting service and consulting fees of $0.3 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased $10.5 million to $46.6 million for the nine months ended September 30, 2023 from $36.1 million for the nine months ended September 30, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $5.8 million, in-place lease amortization expense of $2.6 million, building improvements depreciation expense of $2.0 million, and leasehold improvements depreciation expense of $0.2 million. This is offset by a decrease in assembled workforce amortization expense of $0.2 million.

•Provision for Impairment. For the nine months ended September 30, 2023, we recorded provisions for impairment of $4.4 million on 10 properties, which were either previously classified as held-for-sale, newly classified as held-for-sale or disposed of during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, we recorded provisions for impairment of $1.1 million on one property. For the nine months ended September 30, 2023, we sold two properties that were impaired. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $0.4 million to $0.3 million for the nine months ended September 30, 2023 from $0.7 million for the nine months ended September 30, 2022, which primarily relates to a decrease in costs incurred for abandoned acquisitions.

Interest Expense. Interest expense increased by $7.7 million to $13.4 million for the nine months ended September 30, 2023 from $5.7 million for the nine months ended September 30, 2022. The increase is primarily attributed to an increase of $4.7 million of interest incurred under the 2028 Term Loan, an increase of $2.2 million of interest incurred under the 2029 Term Loan, and a net increase of $1.3 million under the Revolver as a result of higher interest rates driving an increase of $2.2 million offset by a decrease in average borrowings outstanding during the respective periods. Additional increases of $0.4 million and $0.6 million are attributed to increased facility fees and increased loan fee amortization, respectively. This is offset by $1.1 million in amortization of deferred gains on interest rate swaps, $0.5 million of increased capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $1.5 million to a net gain of $0.7 million for the nine months ended September 30, 2023 from a net gain of $2.2 million for the nine months ended September 30, 2022. The table below summarizes the properties sold for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Number of properties sold	14	4
Sales price, net of disposal costs	$26,523	$13,837
Gain on sales of real estate, net	$669	$2,162

Other income, net. Other income increased by $0.6 million for the nine months ended September 30, 2023. The increase relates to $0.6 million of interest income earned on the Company’s cash, cash equivalents and restricted cash balances as presented in the condensed consolidated balance sheets.

Income tax (expense) benefit. Income tax expense decreased by $0.5 million to an income tax benefit of $0.1 million for the nine months ended September 30, 2023 from an income tax expense of $0.4 million for the nine months ended September 30, 2022. The decrease relates to lower provisions for federal and state income taxes on the financial results of our TRS.

Net income. Net income decreased $0.5 million to $4.9 million for the nine months ended September 30, 2023 from a net income of $5.4 million for the nine months ended September 30, 2022. Net income decreased primarily due to increases in interest expense, depreciation and amortization expenses, provisions for impairment, payroll expense, as well as a decrease in net gains on sales of real estate, as set forth above. This is offset primarily by increases in rental revenues due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and development and investments in mortgage loans receivable and required interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and available borrowing facilities. As of September 30, 2023, we had $175.0 million outstanding principal amount of the senior unsecured term loan (the “2027 Term Loan”), $200.0 million outstanding principal amount of the 2028 Term Loan, $150.0 million outstanding principal amount of the 2029 Term Loan, and $42.0 million of borrowings outstanding under our Revolver. Additionally, as of September 30, 2023, we had $99.6 million remaining gross proceeds available for future issuances of shares of our common stock under the ATM Program, inclusive of 5,983,711 shares remaining unsettled under the outstanding forward confirmation.

We believe that the availability of proceeds from future issuances of shares of our common stock under the current ATM Program or subsequent at-the-market sale programs, coupled with our cash flows from operations and available borrowing capacity under the Revolver and 2029 Term Loan, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our Revolver, 2029 Term Loan and issuances of common stock.

Contractual Obligations and Commitments

As of September 30, 2023, our contractual debt obligations primarily include the maturity of our 2027 Term Loan with the scheduled principal payment due on January 15, 2026, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, and repayment of borrowings on our Revolver with a maturity of August 11, 2026. During the nine months ended September 30, 2023, we borrowed $288.0 million at a weighted average interest rate of 5.98% and also repaid $359.0 million on our revolving credit facilities.

The following table provides information with respect to our commitments as of September 30, 2023 (in thousands):

	Payment Due by Period
	Total	From October 1, 2023 to December 31, 2023	2024 – 2025	2026 – 2027	Thereafter
Contractual Obligations
2027 Term Loan – Principal	$175,000	$—	$—	$175,000	$—
2027 Term Loan – Variable interest (1)	13,024	889	11,873	262	—
Revolver – Borrowings	42,000	—	—	42,000	—
Revolver – Variable interest	7,714	674	5,393	1,647	—
Facility Fee (2)	1,717	150	1,200	367	—
2028 Term Loan – Principal	200,000	—	—	—	200,000
2028 Term Loan – Variable interest (3)	33,873	1,940	15,521	15,521	891
2029 Term Loan – Principal	150,000	—	—	150,000	—
2029 Term Loan – Variable interest (4)	20,192	1,833	14,663	3,696	—
Mortgage Note – Principal	8,382	39	332	8,011	—
Mortgage Note – Interest	1,518	95	742	681	—
Property developments under contract	37,946	37,946	—	—	—
Tenant Improvement Allowances	4,089	—	4,089	—	—
Corporate office lease obligations	6,033	146	1,253	1,323	3,311
Total	$701,488	$43,712	$55,066	$398,508	$204,202

(1)     We entered into five interest rate hedges to fix the base interest rate (daily SOFR) on our 2027 Term Loan. The hedged fixed rate will reset effective November 27, 2023 to 1.87% and December 23, 2024 to 2.40%. Accordingly, the projected interest rate obligations for the variable rate 2027 Term Loan are based on the hedged fixed rates of 0.12% through November 27, 2023, 1.87% through December 23, 2024, and 2.40% thereafter, compared to the variable 2027 Term Loan daily SOFR rate as of September 30, 2023 of 5.30%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2027 Term Loan outstanding through the contractual maturity date of January 15, 2026.
(2)     We are subject to a facility fee of 0.15% on our Revolver.

(3) We entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of September 30, 2023 of 5.33%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(4) We entered into four interest rate hedges to fix the base interest rate (daily SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the hedged fixed rate of 3.64% compared to the variable 2029 Term Loan daily SOFR rate as of September 30, 2023 of 5.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $150.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.8 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated or receive an option to purchase the properties. As of September 30, 2023, we had commitments to fund properties under development totaling $37.9 million, all of which is expected to be funded over the next two years.

Credit Facilities

See discussion of our debt and interest rate hedges included in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments”
of our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Historical Cash Flow Information

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$51,512	$38,706
Investing activities	(345,731)	(381,188)
Financing activities	231,610	351,069

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $12.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was largely attributed to the increase in the size of the Company’s real estate investment portfolio with an increase in rental receipts of $20.5 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $35.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in cash spent on acquisitions of real estate of $74.3 million, offset by increases in cash spent on investments in mortgage loans receivable of $19.0 million and cash spent on real estate development and improvements of $32.2 million. The remaining decrease is primarily related to proceeds from the sale of real estate, which increased $10.9 million compared to the prior period.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $119.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributed to a reduction in net borrowings of $37.0 million under our revolving credit facilities, a reduction in term loan proceeds of $50.0 million, a decrease of proceeds from issuances of common stock in connection with our ATM Program of $24.1 million, an increase in payments of common stock dividends of $9.1 million, and a decrease in proceeds under property development incentives of $0.6 million during the nine months ended September 30, 2023. The decrease was offset by decreases in deferred offering costs and deferred financing costs of $0.8 million and $0.5 million, respectively, during the nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023, the Company recognized franchise and other state and local tax expenses which are included in general and administrative and recognized state and federal income tax expense which is included in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income.

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

AFFO is a non-GAAP financial measure defined as Core FFO adjusted for GAAP net income related to non-cash revenues and expenses, such as straight-line rent, amortization of above- and below-market lease-related intangibles, amortization of lease incentives, capitalized interest expense and earned development interest, non-cash interest expense, non-cash compensation expense, amortization of deferred financing costs, amortization of above/below-market assumed debt, and amortization of loan origination costs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$4,239	$1,419	$4,928	$5,395
Depreciation and amortization of real estate	15,726	13,241	46,379	35,701
Provisions for impairment	1,538	—	4,374	1,114
Gain on sales of real estate, net	(373)	(143)	(669)	(2,162)
FFO	$21,130	$14,517	$55,012	$40,048
Adjustments:
Non-recurring executive transition costs, severance and related charges	62	—	276	—
Loss on debt extinguishment and other related costs	—	—	223	—
Gain on insurance proceeds	(1)	—	(47)	(36)
Core FFO	$21,191	$14,517	$55,464	$40,012
Adjustments:
Straight-line rent adjustments	(245)	(272)	(707)	(1,144)
Amortization of deferred financing costs	578	239	1,165	553
Amortization of above/below-market assumed debt	29	—	86	—
Amortization of loan origination costs	26	28	83	59
Amortization of lease-related intangibles	(121)	(313)	(517)	(644)
Earned development interest	189	—	189	—
Capitalized interest expense	(404)	(115)	(688)	(218)
Non-cash interest expense	(1,134)	—	(1,134)	—
Non-cash compensation expense	1,280	1,302	3,559	3,645
AFFO	$21,389	$15,386	$57,500	$42,263

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring executive transition costs, severance and related charges, loss on debt extinguishment and other related costs, gain on insurance proceeds, other non-recurring expenses (income), lease termination fees, adjustment for construction in process, and adjustment for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

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

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
Net income	$4,239	$1,419
Depreciation and amortization of real estate	15,726	13,241
Amortization of lease-related intangibles	(121)	(313)
Non-real estate depreciation and amortization	78	166
Interest expense, net	3,946	3,017
Income tax expense (benefit)	15	171
Amortization of loan origination costs	26	28
EBITDA	23,909	17,729
Adjustments:
Provision for impairments	1,538	—
Gain on sales of real estate, net	(373)	(143)
EBITDAre	25,074	17,586
Adjustments:
Straight-line rent adjustments	(245)	(272)
Non-recurring executive transition costs, severance and related charges	62	—
Gain on insurance proceeds	(1)	—
Non-cash compensation expense	1,280	1,302
Lease termination fees	(550)	—
Adjustment for construction in process (1)	720	263
Adjustment for intraquarter investment activities (2)	1,341	1,182
Adjusted EBITDAre	$27,681	$20,061

Annualized Adjusted EBITDAre (3)	$110,724
Net Debt Adjusted for Outstanding Forward Equity / Annualized Adjusted EBITDAre	4.2

(1) Adjustment reflects the estimated cash yield on developments in process balances as of period end.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments and interest earning loan activity completed during the three months ended September 30, 2023 and 2022 had occurred on July 1, 2023 and July 1, 2022, respectively.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt and Net Debt Adjusted for Outstanding Forward Equity

We calculate our Net Debt as our principal amount of total debt outstanding excluding deferred financing costs, net discounts and debt issuance costs less cash, cash equivalents and restricted cash available for future investment. We further adjust Net Debt by the value of outstanding forward equity as of period end to derive Net Debt Adjusted for Outstanding Forward Equity. We believe excluding cash, cash equivalents and restricted cash available for future investment from our principal amount in addition to excluding the value of outstanding forward equity, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid. We believe these adjustments are additional beneficial disclosures to investors and analysts.

The following table reconciles the principal amount of total debt to Net Debt Adjusted for Outstanding Forward Equity:

As of September 30, 2023
Principal amount of total debt	$575,399
Less: Cash, cash equivalents and restricted cash	(7,934)
Net Debt	567,465
Value of outstanding forward equity (1)	(98,671)
Net Debt Adjusted for Outstanding Forward Equity	$468,794

(1) There were 5,983,711 unsettled shares under forward equity contracts under the ATM Program as of September 30, 2023 at the available net settlement price of $16.49.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, loss on debt extinguishment, lease termination fees and other income (or expense). We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We further adjust Property-Level Cash NOI - Estimated Run Rate for interest income on mortgage loans receivable and intraquarter mortgage loan activity to derive Total Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$4,239	$1,419	$4,928	$5,395
General and administrative	5,133	4,552	15,299	13,608
Depreciation and amortization	15,804	13,407	46,599	36,137
Provisions for impairment	1,538	—	4,374	1,114
Transaction costs	143	51	267	704
Interest expense, net	3,946	3,017	13,412	5,708
Gain on sales of real estate, net	(373)	(143)	(669)	(2,162)
Income tax expense (benefit)	15	171	(60)	356
Loss on debt extinguishment	—	—	128	—
Interest income on mortgage loans receivable	(2,244)	(674)	(5,145)	(1,671)
Lease termination fees	(550)	—	(550)	—
Other income, net	(367)	—	(586)	(36)
Property-Level NOI	27,284	21,800	77,997	59,153
Straight-line rent adjustments	(245)	(272)	(707)	(1,144)
Amortization of lease-related intangibles	(121)	(313)	(517)	(644)
Property-Level Cash NOI	$26,918	$21,215	$76,773	$57,365
Adjustment for intraquarter acquisitions, dispositions and completed development (1)	1,320
Property-Level Cash NOI Estimated Run Rate	28,238
Interest income on mortgage loans receivable	2,244
Adjustments for intraquarter mortgage loan activity (2)	21
Total Cash NOI - Estimated Run Rate	$30,503

(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended September 30, 2023 had occurred on July 1, 2023.
(2) Adjustment assumes all loan activity completed during the three months ended September 30, 2023 had occurred on July 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of September 30, 2023, we had total indebtedness of approximately $175.0 million under the 2027 Term Loan, $200.0 million under the 2028 Term Loan, $150.0 million under the 2029 Term Loan, and $42.0 million of borrowings under the Revolver, all of which are floating rate debt with a variable interest rate. For the three and nine months ended September 30, 2023, we had average daily outstanding borrowings on our Revolver of $12.8 million and $81.4 million, respectively.
Effective through the maturity dates of January 15, 2027, February 11, 2028, and January 3, 2029, respectively, we entered into interest rate derivative contracts in order to hedge our market interest risk associated with the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan, respectively. The interest rate derivative contracts convert the variable rate debt on the term loans to a fixed interest rate (as further described in “Note 6 - Debt” in our condensed consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2023, which assumes a 1% adverse change in the interest rate as of September 30, 2023, the estimated market risk exposure was approximately $0.8 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2023).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on August 21, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

October 25, 2023	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

October 25, 2023	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 25, 2023	/s/ PATRICIA GIBBS
Date	Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)