Form 10-K
period 2023-12-31
NETSTREIT Corp.
filed 2024-02-14
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1.2 billion based on the closing sale price of the registrant’s common stock on that day as reported by the New York Stock Exchange. Excludes shares of the registrant’s common stock held as of such date by officers and directors that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 12, 2024, we had 73,221,810 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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

•business interruptions and increased liabilities associated with evolving data privacy laws, regulations, and other obligations and compliance efforts;

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

•business interruptions and increased liabilities associated with evolving data privacy laws, regulations, and other obligations and compliance efforts;

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

Item 1. Business

Business Overview

We are an internally managed real estate company that acquires, owns, invests in and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of December 31, 2023, we owned or had investments in 598 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 85 different tenants, across 26 retail sectors in 45 states. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of December 31, 2023, our investments generated ABR1 of $131.9 million. Approximately 71% of our ABR is from investment grade2 credit rated tenants and an additional 14% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.5 years, which we believe provides us with a strong, stable source of recurring cash flow from our portfolio.

We were formed as a Maryland corporation on October 11, 2019 and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NTST” on August 13, 2020. We are structured as an umbrella partnership real estate investment trust (a “REIT”), meaning that we own our properties and conduct our business through our operating partnership, directly or through limited partnerships, limited liability companies or other subsidiaries. NETSTREIT GP, LLC, a wholly-owned subsidiary of the Company, is the sole general partner of our operating partnership. As of December 31, 2023, we owned 99.3% of the limited partnership interests in our operating partnership. Beginning with our short taxable year ended December 31, 2019, we elected to be treated and qualify as a REIT for U.S. federal income tax purposes.

2023 Financing Activities

Debt Transactions

2029 Term Loan

On July 3, 2023, we entered into an agreement (the “2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at our request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at our option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to extension options at our election on two occasions, by one year and, on one occasion, by six months (subject to certain conditions). We have hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029, which consists of the fixed rate SOFR swap of 3.74%, plus a credit spread adjustment of 0.10% and, at current leverage levels, a borrowing spread of 1.15%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

2027 Term Loan

In December 2019, we entered into an agreement governing a $175.0 million senior unsecured term loan that was scheduled to mature in December 2024 (the “2024 Term Loan”). On June 15, 2023, we amended and restated the agreement governing the 2024 Term Loan to provide for a $175.0 million senior unsecured term loan with a maturity date of January 15, 2026 that is subject to a one year extension option at our election (subject to certain conditions) (the “2027 Term Loan”). The 2027 Term Loan is repayable at our option in whole or in part without premium or penalty. The Company has fully hedged the 2027 Term Loan.

For additional information regarding our debt facilities, see “Note 6 – Debt” in “Item 8 – Financial Statements and Supplementary Data.”

1 Annualized base rent (“ABR”) is annualized base rent as of December 31, 2023, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
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

January Follow-On Offering

In January 2024, we completed a registered public offering of 11,040,000 shares of our common stock at a public offering price of $18.00 per share. In connection with the offering, we entered into forward sale agreements for 11,040,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 9, 2025.

ATM Program

On October 25, 2023, we entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. From October 25, 2023 through December 31, 2023, we sold 4,478,539 shares of our common stock at a weighted average price of $17.27 per share, from which we received net proceeds of approximately $76.5 million. As of December 31, 2023, we had $222.7 million in remaining gross proceeds available for future issuances of shares of our common stock under the 2023 ATM Program.

Effective October 24, 2023, in connection with the establishment of the 2023 ATM Program, we terminated our prior $250.0 million at-the-market equity program (the “2021 ATM Program”). As a result of such termination, we will not offer or sell any additional shares of common stock under the 2021 ATM Program. We have entered into a forward confirmation with respect to 5,983,711 shares of common stock under the 2021 ATM Program that remains unsettled. We may physically settle this forward confirmation (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than September 13, 2024.

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

Our Target Properties

We seek to acquire, own, invest in and manage a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our growth and diversification strategy focuses on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants' businesses e-commerce resistant and resilient through all economic cycles. Our management team focuses primarily on securing long-term leases with investment grade credit rated tenants and creditworthy tenants without an investment grade rating.

The current market for retail net leased properties is fragmented and decentralized. The relatively small transaction size of retail net lease properties, combined with the locations of many of these properties outside of primary markets, can be a deterrent for larger, institutional buyers that seek to deploy greater amounts of capital in larger markets and in assets that generate greater ABR per property. We generally target properties with a purchase price between $1 million and $10 million, a segment of the market that we believe is undercapitalized and where we can maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition while increasing our revenue diversification. We also selectively review larger properties with a purchase price in excess of $10 million, which are typically leased to investment grade tenants like Walmart and Home Depot, when we believe the acquisition will be accretive to the quality of our portfolio. The average purchase price of a property in our portfolio as of December 31, 2023 was $3.4 million, our ABR per property is approximately $232 thousand, and our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods.

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

Investment Strategy

In addition to acquiring single-tenant net leased retail properties subject to an existing stabilized long-term lease, we will continue to grow our portfolio through a multi-faceted investment strategy, which includes “blend and extend” acquisitions, investments in fully collateralized mortgage loans receivable, property developments which include build-to-suit and reverse build-to-suit transactions and sale-leaseback transactions. Each of these types of transactions or acquisitions offers unique benefits to our business:

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

•Mortgage loans receivable: Investments are made by issuing fully collateralized mortgage loans to the owner of a property, with the property serving as collateral for the loans. These mortgage loans allow us to receive a fixed rate of return and may provide us an option to acquire the property under certain circumstances.

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

Investment Origination Process

Our current investment pipeline has been, and our investments going forward will be, identified by our senior management team, led by our Chief Executive Officer, Mark Manheimer, supplemented by our entire acquisitions team. Our acquisition team has developed a broad network of long-standing relationships. Our ability to efficiently deploy capital is a direct result of our management team's extensive network of industry relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we utilize to source a robust pipeline of attractive marketed and off-market investment opportunities through which we have deployed capital, acquiring 457 single-tenant retail net leased properties with an aggregate purchase price of $1.6 billion since our formation in December 2019 (excluding our property development acquisitions). We believe our relationship-based sourcing strategy will continue to generate a sustainable pipeline of opportunities to drive growth and achieve scale through the efficient deployment of capital raised in our capital markets offerings. In addition, we plan to continue to leverage our developer relationships to partner on build-to-suit opportunities with triple-net leases and desirable tenants. We believe our developer partnerships on build-to-suit projects, which provide higher yields than acquisitions, will differentiate us from our competitors without development expertise.

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

Finally, we use our active portfolio management strategy to (i) regularly review each of our properties for changes in unit performance, tenant credit and local real estate conditions, (ii) identify properties that do not meet our disciplined underwriting strategy, diversification objectives or risk management criteria, including rent coverage ratios below 2.0x or likelihood of non-renewal upon lease expiration, and (iii) opportunistically dispose of those properties and reinvest the proceeds in tax-deferred exchanges under Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended, (the “Code”), that will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. During 2023, we disposed of 19 properties totaling $40.3 million in aggregate sales price and improved portfolio performance by diversifying tenant concentration and improving key metrics such as tenant credit quality, WALT and geographic diversity.

Capital Allocation Strategy

We seek to maintain a capital structure that provides us with flexibility to manage our business and scale our platform through targeted acquisitions, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns. As of December 31, 2023, we had $80.0 million of borrowings outstanding under our $400.0 million senior unsecured revolving credit facility (the “Revolver”) as well as $175.0 million outstanding under the 2027 Term Loan, $200.0 million outstanding under the $200 million senior unsecured term loan (the “2028 Term Loan”), and $150.0 million outstanding under the 2029 Term Loan. We intend to target a conservative net debt to EBITDAre leverage ratio of 4.5x to 5.5x, including the impact of any forward unsettled equity, to best position the Company for growth, and we intend to capitalize on our leading origination, underwriting, financing, documentation and property processes to improve our efficiency. As we grow, we anticipate having access to the investment grade debt and equity capital markets to maintain a prudent balance between debt and equity financing.

In addition, we seek to make investments that generate strong current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We intend to augment that income with internal growth through a target dividend payout ratio that will permit some free cash flow reinvestment. We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments. Additionally, our WALT of 9.5 years as of December 31, 2023 and superior underwriting and portfolio monitoring capabilities, which reduce default losses, are intended to make our cash flows highly stable.

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

Human Capital Management

As of December 31, 2023, we had 28 full-time employees. Our staff is mostly comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio management and capital markets activities essential to our business.

We are committed to creating a strong internal culture that promotes inclusion and employee well-being. Our past and continued success relies on our ability to attract, develop, engage, and retain a team of highly motivated and talented employees. In order to meet this objective, we are committed to the following:

◦Talent acquisition and development. To ensure we attract and retain top talent, we provide competitive compensation and benefits, including equity compensation for all employees. We aim to develop our employees by providing internal training and reimbursement for certifications, tuition, courses and seminars for continuing professional education. We encourage regular informal feedback directly from the leadership team and complete formal evaluations of each employee annually.

◦Diversity, equity, and inclusion. We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. We have adopted a Diversity, Equity and Inclusion Policy to outline our diversity, equity and inclusion goals, commitment, initiatives and monitoring practices. As of December 31, 2023, our workforce was approximately 64% male and 36% female; females represented approximately 14% of our senior management team; and 29% of our workforce was ethnically diverse. As part of our effort to attract a more diverse candidate base, we partner with local universities and organizations in our recruiting efforts with a focus on recruitment of candidates that are underserved in our industry.

◦Workplace culture and empowerment. We ensure that employees have a clear voice in sharing and upholding our cultural value and expectations through the Employee Experience Committee (EEC). The EEC allows the leadership team to engage with, and obtain feedback from, our employees on their workplace experiences. The EEC is comprised of non-management members of the organization and rotate annually. Members meet periodically to discuss recommendations to present to the leadership team, which may include additional substantive training, personal growth and professional development programs, company social and team-building events, employee benefits, and health and wellness programs. In addition, we established an Employee Recognition Program designed to recognize exemplary performance. Employees have an opportunity to nominate their teammates who have made significant contributions and two nominees per quarter are chosen to win an award.

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

Changes in global or national market and economic conditions, such as global economic and financial market volatility and global geopolitical conflict, may continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, higher interest rates, increased inflation, increases in the rate of default and bankruptcy and lower consumer and business spending, which could materially and adversely affect us. For example, the current and continued macro-economic conditions of high inflation and high interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find attractive, which has reduced our ability to acquire properties at our historical rate with attractive terms. Other potential consequences of changes in economic and financial conditions include: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses than the tenant can afford to pay and tenant defaults under the lease; current or potential tenants may delay or postpone entering into long-term leases with us; continuing increased costs of acquiring new properties on attractive terms; inability to borrow on terms and conditions that we find to be acceptable, which could continue to reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

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

Our ability to expand our portfolio through property acquisitions requires us to identify and complete acquisitions or investment opportunities on attractive terms that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio.The current and continued macro-economic conditions of high inflation and high interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find acceptable, which has reduced our ability to acquire properties at our historical rate with attractive terms. Additionally, our ability to successfully operate acquired properties may be constrained by risks associated with the ownership of real estate. As a result, we may not be able to implement our investment and acquisition strategies successfully. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. Because we may invest in markets other than the ones in which our current properties are located or properties which may be leased to tenants other than those to which we have historically leased properties, we may also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to our management team.

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

Each of our properties is leased by a single tenant. Therefore, we believe that the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, global market and economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant's products or services or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means that, as of December 31, 2023, we owned numerous properties leased by the same entity (or related group of entities), including Dollar General, CVS, Walgreens, Dollar Tree / Family Dollar, Food Lion / Stop & Shop, Hobby Lobby, 7-Eleven, Festival Foods, Advance Auto Parts and Sam’s / Walmart. To the extent we own numerous properties leased and/or operated by one entity (or related group of entities), the general failure of that single entity (or related group of entities) or a loss or significant decline in its business could materially and adversely affect us.

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

As of December 31, 2023, 29.5% of our properties are leased to unrated or sub-investment grade tenants that we determine, through our disciplined underwriting and risk management strategy, to be creditworthy. This strategy includes reviewing corporate level financial information, assessing business risks and reviewing investment ratings or establishing a “shadow rating” using our proprietary credit modeling process for unrated tenants. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody's Investor Services, S&P Global Ratings, or another nationally recognized statistical rating organization. Our calculations of shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

As of December 31, 2023, our portfolio included substantial holdings in Illinois (8.6%), Texas (7.6%), Wisconsin (7.2%), New York (6.5%), North Carolina (5.9%), Georgia (5.4%), Alabama (5.1%), and Ohio (5.1%) based on ABR as of December 31, 2023. In addition, a significant portion of our portfolio holdings (based on ABR as of December 31, 2023) were located in the South (43.4%) and Midwest (31.3%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the regions, states or markets within such states in which we have a concentration of properties. An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

The top five tenants in our portfolio — Dollar General, CVS, Walgreens, Dollar Tree and Home Depot — contributed 10.9%, 7.8%, 6.9%, 5.0%, and 4.7%, respectively, of our ABR as of December 31, 2023. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

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

Mortgage loans receivable are investments made by issuing first-lien mortgage loans to the owner of a property, with the property serving as collateral for the loans. These mortgage loans allow us to receive a fixed rate of return and generally provide us an option to acquire the property at predetermined pricing and dates. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating the property that serves as collateral for the loan. Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party's default. In the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property.

Some of our tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

Of the ABR of our portfolio as of December 31, 2023, 4.6% is operated by tenants under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchiser or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchiser's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

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

We are dependent on the efforts and performance of our key management, including Mark Manheimer, our Chief Executive Officer, and Daniel Donlan, our Chief Financial Officer. We cannot guarantee we will retain any of our executive leadership team and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, all of which could materially and adversely affect us.

Any material failure, weakness, interruption or breach in security of our information systems or data, or those of our third party vendors, could prevent us from effectively operating our business.

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, failures or delays in upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, malicious internet-based activity, online and offline fraud, and administrative or technical failures and other similar activities that threaten the confidentiality, integrity, and availability of our information technology systems, including those of the third parties upon which we rely, could result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy of our internal and external financial reporting. A failure or weakness in our information systems (or those of the third parties upon which we rely) could materially and adversely affect us, and the remediation of any such problems could result in significant unplanned expenditures.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems. We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Data privacy risks, including evolving laws, regulations, and other obligations and compliance efforts, may result in business interruption and increased costs and liabilities.

Laws, regulations and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to personal data are constantly evolving, as federal, state, local and foreign governments continue to adopt new measures addressing data privacy, data security, and processing personal data. Existing privacy and data protection laws and regulations in the United States (including the California Consumer Privacy Act, as amended (“CCPA”)), Europe (including the E.U.’s General Data Protection Regulation) and other jurisdictions impose stringent obligations on such activities. For example, the CCPA, which applies to business representative and other types of personal data of California residents, provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, irrespective of the merits, could be time consuming, result in costly enforcement actions (including regulatory proceedings, investigations, fines,penalties, audits, and inspections), litigation (including class action claims) or mass arbitration demands, penalties and fines, require us to change our business practices or cause business interruptions and may lead to administrative, civil, or criminal liability.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our tenants generally are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple or double-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, acts of war or pandemics or endemics, may be uninsurable or not economically insurable. In addition, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In the event there is damage to our properties that is not covered by insurance, we may be materially and adversely affected.

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

As of December 31, 2023, we had a $200.0 million 2028 Term Loan, a $175.0 million 2027 Term Loan, a $150.0 million 2029 Term Loan and $80.0 million of borrowings outstanding under our $400.0 million Revolver. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to meet our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness; counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross default provisions could result in a default on other indebtedness. In the future, we may enter into secured lending arrangements whereby lenders or mortgagees may foreclose on our properties or our interests in entities that our properties that secure their loans and receive an assignment of rents and leases if we were to default under such arrangements. The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Our debt financing agreements contain or may contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

Our current debt agreements and other debt agreements we may enter into in the future contain or may contain financial and other covenants with which we are or will be required to comply and that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowings may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.

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

Furthermore, even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local income, property and excise taxes on our income or property. In addition, our TRSs will be subject to U.S. federal income tax and applicable state and local taxes on their net income. Any of these taxes would reduce our cash available for distribution to stockholders.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 20% of the value of a REIT's assets may consist of securities of one or more TRSs. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we may fail to qualify as a REIT if relief provisions do not apply. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

A TRS will typically pay federal, state and local income tax at corporate rates on any income that it earns. This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.

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

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our common stock.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations taxation in various jurisdictions including those in which we or they transact business, own property or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the value of our shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. As we grow our business, our internal controls will become more complex, and we will require additional resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common stock. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market value of our common shares or limit our access to the capital markets and other sources of liquidity.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

Risk management and strategy

Cyber Security Plan

We have implemented various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (including without limitation tenant and property related data) (“Information Systems and Data”).

Our information security processes are overseen by our IT Manager and our Chief Accounting Officer, and supported by a cybersecurity monitoring service provider, who work to help identify, assess and manage the Company’s cybersecurity threats and risks. Our IT Manager, as well as our service provider, work to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example subscribing to reports and services that identify certain cybersecurity threats, evaluating certain threats reported to us, engaging a third-party vendor to audit our security protocols in certain systems, and deploying automated monitoring tools across certain systems. Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, risk assessments, network security controls for certain environments, periodic back-ups of certain data, access controls for certain environments, employee training addressing awareness of cyber risks and how to detect certain cyberattacks, and cybersecurity insurance.

Risk Assessment

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is integrated into the Company’s overall risk management processes, which includes an assessment of risks posed to data that is critical to our business operations (e.g., to support financial reporting, process payroll, and collect and maintain property and lease information).

Third Party Risk Management

The Company uses third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example a managed service security provider that monitors certain of the Company’s computer networks and third-party hosted services.

We use third-party service providers to perform a variety of functions throughout our business, including application providers and hosting companies. The Company has implemented certain measures designed to help identify and mitigate cybersecurity threats associated with the use of third-party service providers, such as assessing the security protocols of certain service providers and obtaining security reports from certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K. Any material failure, weakness, interruption or breach in security of our information systems or data, or those of our third party vendors, could prevent us from effectively operating our business.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Manager, who has worked in various roles responsible for securing networks, hardware and other application systems, Chief Financial Officer, and Chief Accounting Officer.

Our Chief Financial Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including senior management. The Company has identified and designated certain Company employees as members of a cybersecurity incident response team, including the Chief Accounting Officer and the IT Manager. This team helps the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee of the board of directors receives quarterly reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. These quarterly reports include summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

During the year ended December 31, 2023, we acquired 103 single-tenant retail net lease properties with an aggregate purchase price of $345.1 million. As of December 31, 2023, our diversified portfolio consisted of 598 single-tenant retail net leased properties spanning 45 states, with 85 different tenants represented across 26 retail sectors. As of December 31, 2023, our portfolio consisted of 10.6 million square feet and was 100% occupied.

As of December 31, 2023, our portfolio generated ABR of $131.9 million. As of December 31, 2023, our portfolio consisted of approximately 71% and 14% of investment grade tenants and investment grade profile tenants, respectively, by ABR, and had a WALT of 9.5 years (exclusive of mortgage loans receivable). As of December 31, 2023, none of our tenants represented more than 10.9% of our portfolio by ABR, and our top 10 largest tenants represented in aggregate 53.7% of our ABR. Eight of our top 10 tenants are publicly traded companies, or are subsidiaries of publicly traded companies, that have investment grade credit ratings, in addition to Hobby Lobby and Festival Foods, investment grade profile tenants.

Tenant Diversification

As of December 31, 2023, our 598 properties were operated by 85 different tenants, each representing a distinct brand or concept, with no one tenant representing more than 10.9% of our portfolio by ABR. The following table details information about our tenants as of December 31, 2023 (dollars in thousands):

Tenant(1)	Number of Properties	Square Feet	ABR	% of ABR	ABR per Square Foot
Dollar General Corporation	134	1,386,713	$14,350	10.9%	$10.35
CVS Health Corporation	33	403,949	10,246	7.8%	25.36
Walgreen Co.	28	413,227	9,047	6.9%	21.89
Dollar Tree Stores, Inc. / Family Dollar Stores, Inc.	59	633,308	6,540	5.0%	10.33
Home Depot U.S.A, Inc.	4	483,134	6,197	4.7%	12.83
Koninklijke Ahold Delhaize N.V. (Food Lion / Stop & Shop)	7	362,103	5,808	4.4%	16.04
Hobby Lobby Stores, Inc.	15	825,816	5,531	4.2%	6.70
7-Eleven, Inc.	20	69,968	4,611	3.5%	65.90
Speedway, LLC	49	106,627	4,288	3.3%	40.21
MDSFEST, Inc. (Festival Foods)	3	268,787	3,955	3.0%	14.71
Advance Stores Company, Inc. (Advance Auto Parts)	40	286,706	3,900	3.0%	13.60
Wal-Mart Stores, Inc.	6	813,688	3,770	2.9%	4.63
Lowe's Companies, Inc.	4	501,771	3,578	2.7%	7.13
The Kroger Co.	7	396,089	3,407	2.6%	8.60
Best Buy Stores, L.P.	6	285,495	3,188	2.4%	11.17
Floor & Décor Outlets of America, Inc.	2	164,770	2,615	2.0%	15.87
Ollie's Bargain Outlet, Inc.	10	373,976	2,435	1.8%	6.51
Winn-Dixie Stores, Inc.	4	213,830	2,356	1.8%	11.02
Dick's Sporting Goods, Inc.	2	133,247	2,186	1.7%	16.41
Big Lots Stores, Inc. / PNS Stores, Inc. (Big Lots)	8	302,587	2,011	1.5%	6.65
Top 20 Subtotal	441	8,425,791	100,019	75.9%	11.87
Other	157	2,198,392	31,842	24.1%	14.48
Total / Weighted Average	598	10,624,183	$131,861	100.0%	$12.41
(1) Represents tenant or guarantor.

Tenant Industry Diversification

The majority of our portfolio is comprised of properties leased to tenants operating in defensive retail industries, with 87.7% of our ABR as of December 31, 2023 coming from necessity, service-oriented, and/or discount industries. Necessity-based industries are those that are considered essential by consumers and include sectors such as home improvement, auto parts, drug stores, general retail, and grocers. Service-oriented industries consist of retailers that provide services rather than goods, including, for example, convenience stores, quick service and casual dining restaurants, and tire and auto services. Discount retailers offer a low price point and consist of off-price and dollar stores.

The breakdown of our necessity-based retail, service-oriented, discount-focused, and other, non-defensive retail industries by sector and by percentage of ABR as of December 31, 2023 is set forth below (dollars in thousands):

		ABR(1)		Gross Leasable Area
Tenant Industry and Sector	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Necessity-Based Retail
Grocery	31	$20,261	15.4%	1,589,648	15.0%
Drug Stores & Pharmacies (2)	61	19,294	14.6%	817,176	7.7%
Home Improvement	29	15,269	11.6%	1,424,030	13.4%
Auto Parts	61	5,526	4.2%	481,156	4.5%
General Retail	6	3,753	2.8%	829,233	7.8%
Healthcare	12	2,366	1.8%	87,126	0.8%
Farm Supplies	7	1,615	1.2%	172,446	1.6%
Banking	3	467	0.4%	9,668	0.1%
Wholesale Warehouse Club	1	417	0.3%	110,858	1.0%
Total Necessity-Based Retail	211	68,968	52.3%	5,521,341	52.0%
Service-Oriented Industry
Convenience Stores	73	9,641	7.3%	201,697	1.9%
Quick Service Restaurants	22	3,170	2.4%	64,215	0.6%
Automotive Service	18	2,038	1.5%	117,803	1.1%
Casual Dining	7	1,066	0.8%	39,490	0.4%
Health and Fitness	1	985	0.7%	33,616	0.3%
Equipment Rental and Leasing	5	687	0.5%	49,275	0.5%
Total Service-Oriented Industry	126	17,587	13.3%	506,096	4.8%
Discount-Focused Industry
Dollar Stores	193	20,890	15.8%	2,020,021	19.0%
Discount Retail	32	8,134	6.2%	1,113,096	10.5%
Total Discount-Focused Industry	225	29,024	22.0%	3,133,116	29.5%
Defensive Retail Industries	562	115,579	87.7%	9,160,553	86.2%
Other, Non-Defensive Industries
Arts & Crafts	14	5,475	4.2%	767,816	7.2%
Sporting Goods	4	3,841	2.9%	251,669	2.4%
Consumer Electronics	6	3,188	2.4%	285,495	2.7%
Specialty	2	1,719	1.3%	46,593	0.4%
Furniture Stores	2	932	0.7%	47,101	0.4%
Apparel	4	481	0.4%	39,126	0.4%
Telecommunications	2	314	0.2%	13,635	0.1%
Gift, Novelty, and Souvenir Shops	1	200	0.2%	8,081	0.1%
Home Furnishings	1	132	0.1%	4,114	—%
Total Other, Non-Defensive	36	16,282	12.3%	1,463,629	13.8%
Total, All Industries	598	$131,861	100.0%	10,624,183	100.0%
(1) Certain figures in this table may not foot due to rounding.
(2) The Drug Stores & Pharmacies industry has one property that resides in NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), representing approximately 0.3% of ABR.

Geographic Diversification

The following table presents ABR by state for our portfolio as of December 31, 2023 (dollars in thousands):

		ABR		Gross Leasable Area
Tenant State	Number of Leases	Dollars	% of Total	Square Feet	% of Total
Illinois	26	$11,391	8.6%	752,941	7.1%
Texas	43	10,063	7.6%	591,104	5.6%
Wisconsin	24	9,507	7.2%	920,831	8.7%
New York	25	8,609	6.5%	728,008	6.9%
North Carolina	70	7,721	5.9%	531,814	5.0%
Georgia	36	7,056	5.4%	815,324	7.7%
Alabama	45	6,698	5.1%	536,199	5.0%
Ohio	42	6,685	5.1%	690,087	6.5%
Virginia	11	5,892	4.5%	281,363	2.6%
Pennsylvania	28	5,697	4.3%	405,328	3.8%
Indiana	20	5,184	3.9%	407,252	3.8%
Louisiana	13	4,447	3.4%	347,985	3.3%
Mississippi	23	4,186	3.2%	516,243	4.9%
California	13	4,174	3.2%	190,390	1.8%
Florida	29	3,965	3.0%	280,914	2.6%
Michigan	19	3,616	2.7%	376,373	3.5%
Oregon	3	3,343	2.5%	148,422	1.4%
New Mexico	8	1,658	1.3%	97,292	0.9%
Iowa	12	1,488	1.1%	239,596	2.3%
Kentucky	5	1,479	1.1%	167,479	1.6%
Other(1)	103	19,002	14.4%	1,599,238	15.1%
Total	598	$131,861	100.0%	10,624,183	100.0%
(1) Includes 25 states.

Lease Terms and Expirations

Our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods. As of December 31, 2023, the leases in our portfolio had a WALT of 9.5 years (exclusive of mortgage loans receivable). The following table illustrates contractual lease expirations within the Company's portfolio as of December 31, 2023, assuming no exercise of contractual extension options (dollars in thousands):

		ABR		Gross Leasable Area
Year	Number of Leases	Dollars	% of Total	Square Feet	% of Total
2024	13	$4,056	3.1%	329,292	3.1%
2025	65	7,653	5.8%	491,842	4.6%
2026	10	2,563	1.9%	282,727	2.7%
2027	17	4,602	3.5%	429,665	4.0%
2028	26	10,128	7.7%	817,615	7.7%
2029	43	9,759	7.4%	760,148	7.2%
2030	39	9,896	7.5%	1,052,878	9.9%
2031	64	12,187	9.2%	1,150,824	10.8%
2032	34	9,085	6.9%	1,236,792	11.6%
2033	61	12,590	9.5%	1,015,117	9.6%
2034	39	11,095	8.4%	441,606	4.2%
2035	28	8,861	6.7%	499,310	4.7%
2036	21	4,977	3.8%	269,010	2.5%
2037	23	6,666	5.1%	533,383	5.0%
2038	91	11,441	8.7%	1,048,698	9.9%
Thereafter	24	6,302	4.8%	265,276	2.5%
Total	598	$131,861	100.0%	10,624,183	100.0%

Developments

During 2023, rent commenced on 22 completed property developments. As of December 31, 2023, we had 24 property developments with rent expected to commence at various dates throughout 2024. The following table illustrates actual and anticipated rent commencement of those developments.

Tenant Industry	Location	Lease Term (Years)	Actual/ Anticipated Rent Commencement
Arts & Craft	D'Iberville	15	Commenced 1Q'23
Arts & Craft	Winder, GA	15	Commenced 1Q'23
Arts & Craft	Sheboygan, WI	10	Commenced 2Q'23
Home Improvement	Bossier City, LA	12	Commenced 3Q'23
Discount Retail	Alpena, MI	10	Commenced 3Q'23
Dollar Stores (multiple programs)	Various (3 completed)	10	Commenced 3Q'23
Dollar Stores (multiple programs)	Various (13 completed)	10 to 15	Commenced 4Q'23
Automotive Service (multiple programs)	Various (1 completed)	15	Commenced 4Q'23
Dollar Stores (multiple programs)	Various (15 in progress)	10 to 15	1Q'24 to 3Q'24
Automotive Service (multiple programs)	Various (6 in progress)	15	1Q'24 to 3Q'24
Farm Supplies	Malakoff, TX	20 years	1Q'24
Home Improvement	Butte, MT	15 years	3Q'24
Pet Supplies	Sumter, SC	10 years	4Q'24

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

PART II — OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record, and Distribution Policy

Our common stock is traded on the NYSE under the symbol “NTST.” As of February 12, 2024 there were 73,221,810 shares of our common stock issued and outstanding which were held by approximately 53 stockholders of record. In addition, as of February 12, 2024 there were 479,298 outstanding Class A units of limited partnership of the operating partnership (“Class A OP Units”) which are convertible into shares of our common stock on a one-for-one basis. In addition, there are no remaining Class B units of limited partnership of the operating partnership (“Class B OP Units”), which have all been converted into shares of our common stock prior to 2022.

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

During the years ended December 31, 2023 and 2022, we declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.200	June 1, 2023	12,173	June 15, 2023
July 24, 2023	0.205	September 1, 2023	13,768	September 15, 2023
October 24, 2023	0.205	December 1, 2023	14,084	December 15, 2023
	$0.810		$51,675

Year Ended December 31, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.200	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.200	June 1, 2022	9,588	June 15, 2022
July 26, 2022	0.200	September 1, 2022	10,073	September 15, 2022
October 25, 2022	0.200	December 1, 2022	10,984	December 15, 2022
	$0.800		$39,533

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares our cumulative total stockholder return based on the market price of our common stock, assuming dividends are reinvested, with the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the NAREIT US Equity REIT Index for the period beginning August 13, 2020 (the date our common stock began trading on the NYSE exchange) and ending December 31, 2023. The graph assumes an investment of $100 on August 13, 2020.

Total Shareholder Return Performance
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
Index Value
8/13/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ended
NETSTREIT Corp.
S&P 500
NAREIT US EQUITY REIT Index

	Period Ending
Index	8/13/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023
NETSTREIT Corp.	$100.00	$111.58	$136.05	$113.24	$115.61
S&P 500	$100.00	$112.05	$144.21	$118.08	$149.14
NAREIT US EQUITY REIT Index	$100.00	$106.04	$149.84	$112.46	$125.23

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the year ended December 31, 2022 and the year ended December 31, 2021, which is incorporated herein by reference.

Business Overview

We are an internally managed real estate company that acquires, owns, invests in and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of December 31, 2023, we owned or had investments in 598 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 85 different tenants, across 26 retail sectors in 45 states. This excludes 24 property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of December 31, 2023, our investments generated ABR1 of $131.9 million. Approximately 71% of our ABR is from investment grade2 credit rated tenants and an additional 14% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.5 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio.

ATM Program

On October 25, 2023, we entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. From October 25, 2023 through December 31, 2023, we sold 4,478,539 shares of our common stock at a weighted average price of $17.27 per share, from which we received net proceeds of $76.5 million. As of December 31, 2023, we had $222.7 million in remaining gross proceeds available for future issuances of shares of our common stock under the 2023 ATM Program.

Effective October 24, 2023, in connection with the establishment of the 2023 ATM Program, we terminated our prior $250.0 million at-the-market equity program (the “2021 ATM Program”). As a result of such termination, we will not offer or sell any additional shares of common stock under the 2021 ATM Program. We have entered into a forward confirmation with respect to 5,983,711 shares of common stock under the 2021 ATM Program that remains unsettled. We may physically settle this forward confirmation (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than September 13, 2024.

The following table details information related to activity under the 2021 ATM Program and the 2023 ATM Program for the year ended December 31, 2023 (in thousands, except share and per share data):

Year Ended December 31, 2023(1)
Shares of common stock issued	7,662,341
Weighted average price per share	$17.22
Gross proceeds	$131,911
Sales commissions and offering costs	$1,638
Net proceeds	$130,274
(1) Includes 1,516,289 shares of common stock partially physically settled at a price of $16.49 per share under the forward confirmation with respect to the 2021 ATM Program. 5,983,711 shares remain unsettled under the forward confirmation as of December 31, 2023.

2027 Term Loan

In December 2019, we entered into an agreement governing a $175.0 million senior unsecured term loan that was scheduled to mature in December 2024 (the “2024 Term Loan”). On June 15, 2023, we amended and restated the agreement governing the 2024 Term Loan to provide for a $175.0 million senior unsecured term loan with a maturity date of January 15, 2026 that is subject to a one year extension option at our election (subject to certain conditions) (the “2027 Term Loan”). The 2027 Term Loan is repayable at our option in whole or in part without premium or penalty. The Company has fully hedged the 2027 Term Loan.

1 Annualized base rent (“ABR”) is annualized base rent as of December 31, 2023, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
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

2029 Term Loan

On July 3, 2023, we entered into an agreement (the “2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at our request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at our option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to extension options at our election on two occasions, by one year and, on one occasion, by six months (subject to certain conditions).

We have hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029, which consists of the fixed rate SOFR swap of 3.74%, plus a credit spread adjustment of 0.10% and, at current leverage levels, a borrowing spread of 1.15%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. See further discussion of our debt, interest rate, and interest rate hedges included in “Note 6 - Debt.”

Results of Operations

Overall

We continued to grow our assets held for investment during the year ended December 31, 2023 through the acquisition of properties, property developments, and investment in mortgage loans receivable. This growth was financed through the settlement of shares of common stock through our forward sale agreements in an amount of $141.1 million, the issuance of common stock under the 2023 ATM Program and the 2021 ATM Program in an amount of $76.5 million and $53.7 million, respectively, the execution of the 2029 Term Loan Agreement and receipt of proceeds of $150.0 million under the 2029 Term Loan, net borrowings on our $400.0 million senior unsecured revolving credit facility (the “Revolver”), and cash flows from operations during the year ended December 31, 2023.

Acquisitions

During 2023, we acquired 103 properties for a total purchase price of $345.1 million, inclusive of $3.5 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 25 states with a WALT of approximately 10.4 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 6.9%.

Development

As of December 31, 2023, we had 18 property developments under construction. During 2023, we invested $81.0 million in our property developments, including the land acquisition of 40 new developments with a combined initial purchase price of $27.3 million. During the year, we completed development on 27 projects and reclassified approximately $68.6 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. The remaining 18 developments are expected to be substantially completed with rent commencing at various points throughout 2024. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2023.

Dispositions

During 2023, we sold 19 properties for a total sales price, net of disposal costs, of $40.3 million, recognizing a net gain of $1.2 million.

Investment in Mortgage Loans Receivable

During the year ended December 31, 2023, we invested $72.3 million, in fully collateralized mortgage loans receivable with stated interest rates ranging from 6.89% to 10.25%. The mortgage loans receivable are collateralized by real estate, primarily leased by investment grade credit rated tenants. The funds provided under the loans, in addition to discount and loan origination costs of $0.1 million and $0.1 million, respectively, are included in mortgage loans receivable, net in the accompanying consolidated balance sheets as of December 31, 2023. See “Note 4 - Real Estate Investments” for further discussion on our mortgage loans receivable portfolio.

Economic and Financial Environment

The annual inflation rate for the twelve months ended December 31, 2023 was 3.4% as compared to 6.5% for the prior year. While the Federal Reserve had been raising interest rates in an effort to lower inflation throughout 2022 and the first half of 2023, there continues to be uncertainty entering into 2024 as to whether rates will be kept steady or potentially cut, leading to uncertainties in the financing market and a volatile economy.

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

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

The following table sets forth our operating results for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Revenues
Rental revenue (including reimbursable)	$123,967	$93,934
Interest income on loans receivable	7,388	2,345
Other revenue	550	—
Total revenues	131,905	96,279
Operating expenses
Property	16,413	11,695
General and administrative	20,176	19,053
Depreciation and amortization	63,677	50,075
Provisions for impairment	7,083	1,114
Transaction costs	456	839
Total operating expenses	107,805	82,776
Other income (expense)
Interest expense, net	(19,058)	(9,181)
Gain on sales of real estate, net	1,175	4,148
Loss on debt extinguishment	(128)	—
Other income, net	752	131
Total other income (expense), net	(17,259)	(4,902)
Net income before income taxes	6,841	8,601
Income tax benefit (expense)	49	(396)
Net income	$6,890	$8,205

Revenue. Revenue for the year ended December 31, 2023 increased by $35.6 million to $131.9 million from $96.3 million for the year ended December 31, 2022, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $27.7 million, combined with net increases of property expense reimbursements of $4.4 million, an increase of $5.0 million related to interest income on mortgage loans receivable, and an increase of $0.6 million in other revenue related to the receipt of legal settlement proceeds associated with a lease termination. The increase in revenue is offset by a $0.5 million decrease in straight-line rental revenue, $0.8 million decrease related to prior year recoveries, a $0.4 million increase in reserves for uncollectible amounts, and a $0.2 million decrease in lease incentive adjustments.

Total Operating Expenses. Total expenses increased by $25.0 million to $107.8 million for the year ended December 31, 2023 as compared to $82.8 million for the year ended December 31, 2022. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $4.7 million to $16.4 million for the year ended December 31, 2023 from $11.7 million for the year ended December 31, 2022. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $4.4 million, of which $2.8 million, $1.3 million, and $0.3 million were related to reimbursable property taxes, reimbursable common area maintenance costs, and reimbursable insurance costs, respectively. Non-reimbursable property expenses increased by approximately $0.2 million.
•General and Administrative Expenses. General and administrative expenses increased $1.1 million to $20.2 million for the year ended December 31, 2023 from $19.1 million for the year ended December 31, 2022. The increase is primarily due to increased bonus expenses of $1.3 million, payroll expenses of $0.7 million, and corporate office lease expenses of $0.2 million. This is offset by decreased executive severance and transition costs of $0.6 million, corporate insurance of $0.4 million and accounting service and consulting fees of $0.3 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased by $13.6 million to $63.7 million for the year ended December 31, 2023 from $50.1 million for the year ended December 31, 2022. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $7.7 million, in-place lease amortization expense of $3.3 million, building improvements depreciation expense of $2.6 million, and leasehold improvements depreciation expense of $0.3 million. This is offset by a decrease in assembled workforce amortization expense of $0.3 million.

•Provisions for impairment. For the year ended December 31, 2023, we recorded provisions for impairment of $7.1 million on 22 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale or disposed of during the year ended December 31, 2023. Two of the properties are held for investment as of the year ended December 31, 2023, but were approved for sale subsequent to year-end. For the year ended December 31, 2022, we recorded a provision for impairment of $1.1 million on one property. For the year ended December 31, 2023, we sold four properties that were impaired. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

•Transaction costs. Transaction costs decreased by $0.3 million to $0.5 million for the year ended December 31, 2023 from $0.8 million for the year ended December 31, 2022, which primarily relates to a decrease in costs incurred for abandoned acquisitions.
Interest Expense. Interest expense increased by $9.9 million to $19.1 million for the year ended December 31, 2023 from $9.2 million for the year ended December 31, 2022. The increase is primarily attributed to an increase of $4.5 million of interest incurred under the 2028 Term Loan, an increase of $4.4 million of interest incurred under the 2029 Term Loan, a net increase of $2.1 million under the Revolver as a result of higher interest rates, offset by a decrease in average borrowings outstanding during the respective periods, and an increase of $0.3 million of interest incurred under the mortgage note payable. Additional increases of $1.0 million and $0.4 million are attributed to increased loan fee amortization and increased facility fees, respectively. This is offset by $2.1 million in amortization of deferred gains on interest rate swaps and $0.6 million of increased capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $2.9 million to $1.2 million for the year ended December 31, 2023 from $4.1 million for the year ended December 31, 2022. The table below summarizes the properties sold for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Number of properties sold	19	7
Sales price, net of disposal costs	$40,259	$25,515
Gain on sales of real estate, net	$1,175	$4,148

Other income, net. Other income increased by $0.7 million for the year ended December 31, 2023. The increase relates to $0.7 million of interest income earned on the Company’s cash, cash equivalents and restricted cash balances as presented in the consolidated balance sheets.

Income tax (benefit) expense. Income tax expense decreased by $0.4 million to an income tax benefit of less than $0.1 million for the year ended December 31, 2023. The decrease relates to lower provisions for federal and state income taxes on the financial results of our TRS, including certain losses on sales of real estate in 2023.

Net Income. Net income decreased $1.3 million to $6.9 million for the year ended December 31, 2023 from $8.2 million for the year ended December 31, 2022. Net income decreased primarily due to increases in interest expense, depreciation and amortization expenses, provisions for impairment, bonus and payroll expense, as well as a decrease in net gains on sales of real estate, as set forth above. This is offset primarily by increases in rental revenues due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and developments, fund investments in mortgage loans receivable and required interest payments, and fund working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and available borrowing facilities. As of December 31, 2023, we had $175.0 million outstanding principal amount under the senior unsecured term loan (the “2027 Term Loan”), $200.0 million outstanding principal amount under the 2028 Term Loan, $150.0 million outstanding principal amount under the 2029 Term Loan, and $80.0 million of borrowings outstanding under our Revolver. Additionally, as of December 31, 2023, we had $99.6 million and $300.0 million of remaining gross proceeds available for future issuances of shares of our common stock under the 2021 ATM Program and 2023 ATM Programs, respectively, inclusive of 5,983,711 shares remaining unsettled under the outstanding forward confirmation under the 2021 ATM Program.

We believe that the availability of proceeds from future issuances of shares of our common stock under the 2023 ATM Program or subsequent at-the-market sale programs, coupled with our cash flows from operations and available borrowing capacity under the Revolver and 2029 Term Loan, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our Revolver, 2029 Term Loan and issuances of common stock.

Contractual Obligations and Commitments

As of December 31, 2023, our contractual debt obligations primarily include the maturity of our 2027 Term Loan with the scheduled principal payment due on January 15, 2026, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, and repayment of borrowings on our Revolver with a maturity of August 11, 2026. During the year ended December 31, 2023, we borrowed $361.0 million at a weighted average interest rate of 5.92% and also repaid $394.0 million on our revolving credit facilities.
The following table provides information with respect to our commitments as of December 31, 2023 (in thousands):

	Payment Due by Period
	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Contractual Obligations
2027 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
2027 Term Loan – Variable interest (1)	12,135	5,492	6,643	—	—
Revolver – Borrowings	80,000	—	80,000	—	—
Revolver – Variable interest	13,556	5,192	8,364	—	—
Facility Fee (2)	1,567	600	967	—	—
2028 Term Loan – Principal	200,000	—	—	200,000	—
2028 Term Loan – Variable interest (3)	31,932	7,760	15,521	8,651	—
2029 Term Loan – Principal	150,000	—	150,000	—
2029 Term Loan – Variable interest (4)	18,358	7,331	11,027	—
Mortgage Note – Principal	8,361	162	348	7,851	—
Mortgage Note – Interest	1,423	375	726	322	—
Property developments under contract	35,690	35,690	—	—	—
Additional principal under mortgage notes receivable	13,737	13,737	—	—	—
Tenant Improvement Allowances	4,089	4,089	—	—	—
Corporate office lease obligations	5,888	617	1,289	1,359	2,623
Total	$751,736	$81,045	$449,885	$218,183	$2,623

(1) We entered into five interest rate hedges to fix the base interest rate (daily SOFR) on our 2027 Term Loan. The hedged fixed rate reset effective November 27, 2023 to 1.87% and December 23, 2024 to 2.40%. Accordingly, the projected interest rate obligations for the variable rate 2027 Term Loan are based on the hedged fixed rate of 1.87% through December 23, 2024, and 2.40% thereafter, compared to the variable 2027 Term Loan daily SOFR rate as of December 31, 2023 of 5.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2027 Term Loan outstanding through the contractual maturity date of January 15, 2026.
(2) We are subject to a facility fee of 0.15% on our Revolver.
(3) We entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2023 of 5.34%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(4) We entered into four interest rate hedges to fix the base interest rate (daily SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the hedged fixed rate of 3.64% compared to the variable 2029 Term Loan daily SOFR rate as of December 31, 2023 of 5.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $150.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.6 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage notes receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of December 31, 2023, we had commitments to fund properties under development and extend funds under mortgage notes receivable totaling $35.7 million and $13.7 million, respectively, all of which is expected to be funded over the next 12 months.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments” of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Historical Cash Flow Information

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$80,155	$50,647
Investing activities	(451,953)	(468,361)
Financing activities	331,184	480,654

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $29.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $27.7 million and an increase in mortgage loan receivable interest of $5.0 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $16.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in cash spent on acquisitions of real estate of $84.3 million, offset by increases in cash spent on real estate development and improvements of $56.4 million and cash spent on investments in mortgage loans receivable of $25.9 million. The remaining decrease is primarily related to proceeds from the sale of real estate, which increased $13.0 million compared to the prior period, and principal collections on mortgage loans receivable, which increased $1.5 million compared to the prior period.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $149.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributed to a reduction in net borrowings of $82.0 million under our revolving credit facilities, a reduction in term loan proceeds of $50.0 million, an increase in payments of common stock dividends of $12.2 million, a decrease of proceeds from issuances of common stock in connection with our ATM Program of $6.3 million, and a decrease in proceeds under property development incentives of $0.8 million during the year ended December 31, 2023. The decrease was offset by decreases in the repurchase of common stock for tax withholding obligations, deferred financing costs and deferred offering costs of $0.8 million, $0.5 million, and $0.3 million, respectively, during the year ended December 31, 2023.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company expects the distributions made during 2023 are sufficient to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

During the years ended 2023 and 2022, we recognized franchise and other state and local tax expenses in general and administrative and federal income tax in income tax benefit (expense) in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), Adjusted EBITDAre, Annualized Adjusted EBITDAre, Net Debt, Adjusted Net Debt, property-level net operating income (“Property-Level NOI”), property-level cash net operating income (“Property-Level Cash NOI”), property-level cash net operating income estimated run rate (“Property-Level Cash NOI Estimated Run Rate”), and total property-level cash net operating income estimated run rate (“Total Property-Level Cash NOI Estimated Run Rate”), all of which are detailed below. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$6,890	$8,205
Depreciation and amortization of real estate	63,379	49,498
Provisions for impairment	7,083	1,114
Gain on sales of real estate, net	(1,175)	(4,148)
FFO	76,177	54,669
Adjustments:
Non-recurring executive transition costs, severance and related charges	362	848
Loss on debt extinguishment and other related costs	223	—
Gain on insurance proceeds	(78)	(126)
Core FFO	76,684	55,391
Adjustments:
Straight-line rent adjustments	(1,163)	(1,286)
Amortization of deferred financing costs	1,730	862
Amortization of above/below-market assumed debt	114	29
Amortization of loan origination costs	163	88
Amortization of lease-related intangibles	(611)	(889)
Earned development interest	515	—
Capitalized interest expense	(1,060)	(452)
Non-cash interest expense	(2,124)	—
Non-cash compensation expense	4,822	4,774
AFFO	$79,070	$58,517

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$6,890	$8,205
Depreciation and amortization of real estate	63,379	49,498
Amortization of lease-related intangibles	(611)	(889)
Non-real estate depreciation and amortization	298	577
Interest expense, net	19,058	9,181
Income tax (benefit) expense	(49)	396
Amortization of loan origination costs	163	88
EBITDA	89,128	67,056
Adjustments:
Provisions for impairment	7,083	1,114
Gain on sales of real estate, net	(1,175)	(4,148)
EBITDAre	$95,036	$64,022

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended December 31, 2023
Net income	$1,962
Depreciation and amortization of real estate	17,000
Amortization of lease-related intangibles	(93)
Non-real estate depreciation and amortization	78
Interest expense, net	5,646
Income tax expense	10
Amortization of loan origination costs	80
EBITDA	24,683
Adjustments:
Provisions for impairment	2,709
Gain on sales of real estate, net	(506)
EBITDAre	26,886
Adjustments:
Straight-line rent adjustments	(456)
Non-recurring executive transition costs, severance and related charges	86
Gain on insurance proceeds	(31)
Non-cash compensation expense	1,264
Adjustment for construction in process (1)	719
Adjustment for intraquarter investment activities (2)	820
Adjusted EBITDAre	$29,288

Annualized Adjusted EBITDAre (3)	$117,152
Adjusted Net Debt / Annualized Adjusted EBITDAre	4.1
(1) Adjustment reflects the estimated cash yield on developments in process as of December 31, 2023.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments and interest earning loan activity completed during the year ended December 31, 2023 had occurred on January 1, 2023.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt and Adjusted Net Debt

We calculate our Net Debt as our principal amount of total debt outstanding excluding deferred financing costs, net discounts and debt issuance costs less cash, cash equivalents and restricted cash available for future investment.

We further adjust Net Debt by the net value of unsettled forward equity as of period end to derive Adjusted Net Debt. We believe excluding cash, cash equivalents and restricted cash available for future investment from our principal amount in addition to excluding the net value of unsettled forward equity, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid. We believe these adjustments are additional beneficial disclosures to investors and analysts.

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt:

As of
December 31, 2023
Principal amount of total debt	$613,361
Less: Cash, cash equivalents and restricted cash	(29,929)
Net Debt	583,432
Less: Net value of unsettled forward equity (1)	(98,594)
Adjusted Net Debt	$484,838
(1) There were 5,983,711 unsettled shares under forward equity contracts under the ATM Program as of December 31, 2023 at the available net settlement price of $16.48.

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

The following table sets forth a reconciliation of Property-Level NOI and Property-Level Cash NOI for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$6,890	$8,205
General and administrative	20,176	19,053
Depreciation and amortization	63,677	50,075
Provisions for impairment	7,083	1,114
Transaction costs	456	839
Interest expense, net	19,058	9,181
Gain on sales of real estate, net	(1,175)	(4,148)
Income tax (benefit) expense	(49)	396
Loss on debt extinguishment	128	—
Interest income on mortgage loans receivable	(7,388)	(2,345)
Lease termination fees	(550)	—
Other income, net	(752)	(131)
Property-Level NOI	107,554	82,239
Straight-line rent adjustments	(1,163)	(1,286)
Amortization of lease-related intangibles	(611)	(889)
Property-Level Cash NOI	$105,780	$80,064

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended December 31, 2023
Net income	$1,962
General and administrative	4,876
Depreciation and amortization	17,078
Provisions for impairment	2,709
Transaction costs	189
Interest expense, net	5,646
Gain on sales of real estate, net	(506)
Gain on forfeited earnest money deposit	—
Income tax expense	10
Loss on debt extinguishment	—
Interest income on mortgage loans receivable	(2,243)
Lease termination fees	—
Other income, net	(166)
Property-Level NOI	29,555
Straight-line rent adjustments	(456)
Amortization of lease-related intangibles	(93)
Property-Level Cash NOI	$29,006
Adjustment for intraquarter acquisitions, dispositions and completed development (1)	705
Property-Level Cash NOI Estimated Run Rate	$29,711
Interest income on mortgage loans receivable	2,243
Adjustments for intraquarter mortgage loan activity (2)	115
Total Cash NOI - Estimated Run Rate	$32,069
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the year ended December 31, 2023 had occurred on January 1, 2023.
(2) Adjustment assumes all loan activity completed during the year ended December 31, 2023 had occurred on January 1, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of December 31, 2023, we had total indebtedness of approximately $175.0 million under the 2027 Term Loan, $200.0 million under the 2028 Term Loan, $150.0 million under the 2029 Term Loan, and $80.0 million of borrowings under the Revolver, all of which are floating rate debt with a variable interest rate. For the years ended December 31, 2023 and 2022, we had average daily outstanding borrowings on our revolving credit facilities of $82.5 million and $109.5 million, respectively.
Effective through the maturity dates of January 15, 2027, February 11, 2028, and January 3, 2029, we entered into interest rate derivative contracts in order to hedge our market interest risk associated with the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan, respectively. The interest rate derivative contracts convert the variable rate debt on the term loans to a fixed interest rate (as further described in “Note 6 - Debt” in our consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2023, which assumes a 1% adverse change in the interest rate as of December 31, 2023, the estimated market risk exposure was approximately $0.8 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited NETSTREIT Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NETSTREIT Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of indicators for potential impairment of long-lived asset groups

As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group is no longer recoverable. As of December 31, 2023 the Company has $1,538.7 million of real estate held for investment, net. The evaluation of the indicators of potential impairment relies upon certain management assumptions, including the anticipated holding period for a real estate investment property.

We identified the evaluation of indicators for potential impairment of long-lived asset groups as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the reasonableness of the Company’s intent and ability to hold long-lived asset groups for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal control related the Company’s long-lived asset impairment process, including a control related to the identification of indicators of potential impairment. We inquired of and obtained representations from Company officials and inspected documents, such as meeting minutes of the investment committee and the board of trustees and its sub-committees, to evaluate the Company’s intent and ability to hold long-lived asset groups for particular periods of time. We read external communications with investors to identify information regarding potential sales of the Company’s long-lived asset groups.

Evaluation of the fair value of land and building in certain real estate asset acquisitions

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired real estate properties in asset acquisitions during 2023 for a total purchase price of $345.1 million, of which $71.6 million and $213.0 million were allocated to land and buildings, respectively. The purchase price of an asset acquisition is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. In estimating fair values of land and building, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm.

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

Chicago, Illinois
February 14, 2024

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Real estate, at cost:
Land	$460,896	$401,146
Buildings and improvements	1,149,809	907,084
Total real estate, at cost	1,610,705	1,308,230
Less accumulated depreciation	(101,210)	(62,526)
Property under development	29,198	16,796
Real estate held for investment, net	1,538,693	1,262,500
Assets held for sale	52,451	23,208
Mortgage loans receivable, net	114,472	46,378
Cash, cash equivalents and restricted cash	29,929	70,543
Lease intangible assets, net	161,354	151,006
Other assets, net	49,337	52,057
Total assets	$1,946,236	$1,605,692
Liabilities and equity
Liabilities:
Term loans, net	$521,912	$373,296
Revolving credit facility	80,000	113,000
Mortgage note payable, net	7,883	7,896
Lease intangible liabilities, net	25,353	30,131
Liabilities related to assets held for sale	1,158	406
Accounts payable, accrued expenses and other liabilities	36,498	22,540
Total liabilities	672,804	547,269
Commitments and contingencies
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 73,207,080 and 58,031,879 shares issued and outstanding as of December 31, 2023 and 2022, respectively	732	580
Additional paid-in capital	1,367,505	1,091,514
Distributions in excess of retained earnings	(112,276)	(66,937)
Accumulated other comprehensive income	8,943	23,673
Total stockholders’ equity	1,264,904	1,048,830
Noncontrolling interests	8,528	9,593
Total equity	1,273,432	1,058,423
Total liabilities and equity	$1,946,236	$1,605,692

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue (including reimbursable)	$123,967	$93,934	$59,140
Interest income on loans receivable	7,388	2,345	—
Other revenue	550	—	—
Total revenues	131,905	96,279	59,140
Operating expenses
Property	16,413	11,695	5,803
General and administrative	20,176	19,053	14,810
Depreciation and amortization	63,677	50,075	30,807
Provisions for impairment	7,083	1,114	3,539
Transaction costs	456	839	700
Total operating expenses	107,805	82,776	55,659
Other income (expense)
Interest expense, net	(19,058)	(9,181)	(3,700)
Gain on sales of real estate, net	1,175	4,148	2,997
Loss on debt extinguishment	(128)	—	—
Other income, net	752	131	431
Total other income (expense), net	(17,259)	(4,902)	(272)
Net income before income taxes	6,841	8,601	3,209
Income tax benefit (expense)	49	(396)	(59)
Net income	6,890	8,205	3,150
Net income attributable to noncontrolling interests	53	88	104
Net income attributable to common stockholders	$6,837	$8,117	$3,046
Amounts available to common stockholders per common share:
Basic	$0.11	$0.16	$0.08
Diluted	$0.11	$0.16	$0.08
Weighted average common shares:
Basic	63,922,973	49,517,977	36,999,459
Diluted	64,665,439	50,431,822	38,672,565
Other comprehensive income:
Net income	$6,890	$8,205	$3,150
Change in value on derivatives, net	(14,822)	19,758	4,057
Total comprehensive income (loss)	$(7,932)	$27,963	$7,207
Comprehensive income (loss) attributable to noncontrolling interests	(39)	296	273
Comprehensive income (loss) attributable to common stockholders	$(7,893)	$27,667	$6,934
The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	28,203,545	$282	$501,045	$(7,464)	$235	$494,098	$33,975	$528,073
Issuance of common stock in public offerings, net of issuance costs	14,768,124	148	282,997	—	—	283,145	—	283,145
OP Units converted to common stock	1,189,098	12	22,482	—	—	22,494	(22,494)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(30,195)	—	(30,195)	(1,109)	(31,304)
Dividends declared on restricted stock	—	—	—	(513)	—	(513)	—	(513)
Vesting of restricted stock units	84,790	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(22,507)	—	(504)	—	—	(504)	—	(504)
Stock-based compensation, net	—	—	3,704	7	—	3,711	—	3,711
Other comprehensive income	—	—	—	—	3,888	3,888	169	4,057
Net income	—	—	—	3,046	—	3,046	104	3,150
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offerings, net of issuance costs	13,600,004	135	296,027	—	—	296,162	—	296,162
Offering and related costs of common stock	—	—	(18,444)	—	—	(18,444)	—	(18,444)
OP Units converted to common stock	49,317	—	929	—	—	929	(929)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(39,533)	—	(39,533)	(419)	(39,952)
Dividends declared on restricted stock	—	—	—	(522)	—	(522)	—	(522)
Vesting of restricted stock units	234,108	3	(3)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(74,600)	—	(1,477)	—	—	(1,477)	—	(1,477)
Stock-based compensation, net	—	—	4,758	120	—	4,878	—	4,878
Other comprehensive income	—	—	—	—	19,550	19,550	208	19,758
Net income	—	—	—	8,117	—	8,117	88	8,205
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offerings, net of issuance costs	15,038,397	151	280,757	—	—	280,908	—	280,908
Offering and related costs of common stock	—	—	(9,519)	—	—	(9,519)	—	(9,519)
OP Units converted to common stock	34,169	—	619	—	—	619	(619)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(51,675)	—	(51,675)	(407)	(52,082)
Dividends declared on restricted stock	—	—	—	(503)	—	(503)	—	(503)
Vesting of restricted stock units	139,527	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(36,892)	—	(688)	—	—	(688)	—	(688)
Stock-based compensation, net	—	—	4,823	2	—	4,825	—	4,825
Other comprehensive loss	—	—	—	—	(14,730)	(14,730)	(92)	(14,822)
Net income	—	—	—	6,837	—	6,837	53	6,890
Balance at December 31, 2023	73,207,080	$732	$1,367,505	$(112,276)	$8,943	$1,264,904	$8,528	$1,273,432

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$6,890	$8,205	$3,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,677	50,075	30,807
Amortization of deferred financing costs	1,730	862	627
Amortization of above/below-market assumed debt	114	29	—
Noncash revenue adjustments	(1,632)	(2,466)	(1,769)
Amortization of deferred gains on interest rate swaps	(2,124)	—	—
Stock-based compensation expense	4,823	4,758	3,704
Gain on sales of real estate, net	(1,175)	(4,148)	(2,997)
Provisions for impairment	7,083	1,114	3,539
Loss on debt extinguishment	128	—	—
Gain on involuntary conversion of building and improvements	(78)	(126)	(438)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,237)	(6,193)	(1,061)
Accounts payable, accrued expenses and other liabilities	3,696	1,215	1,737
Lease incentive payments	(1,740)	(2,678)	(5,821)
Net cash provided by operating activities	80,155	50,647	31,478
Cash flows from investing activities
Acquisitions of real estate	(340,451)	(424,794)	(441,328)
Real estate development and improvements	(78,798)	(22,402)	(19,896)
Investment in mortgage loans receivable	(72,429)	(46,466)	—
Principal collections on mortgage loans receivable	1,482	—	—
Earnest money deposits	(265)	868	(219)
Purchase of computer equipment and other corporate assets	(35)	(1,208)	(732)
Proceeds from sale of real estate	38,465	25,515	31,119
Proceeds from the settlement of property-related insurance claims	78	126	928
Net cash used in investing activities	(451,953)	(468,361)	(430,128)
Cash flows from financing activities
Issuance of common stock in public offerings, net	271,389	277,718	283,145
Payment of common stock dividends	(51,675)	(39,533)	(30,195)
Payment of OP unit distributions	(407)	(419)	(1,109)
Payment of restricted stock dividends	(148)	(339)	(34)
Principal payments on mortgages payable	(138)	(48)	—
Proceeds under revolving credit facilities	361,000	515,000	150,000
Repayments under revolving credit facilities	(394,000)	(466,000)	(86,000)
Proceeds from term loans	150,000	200,000	—
Proceeds under property development incentives	—	755	—
Repurchase of common stock for tax withholding obligations	(688)	(1,478)	(504)
Payment of deferred offering costs	(878)	(1,220)	(1,693)
Payment of deferred financing costs	(3,271)	(3,782)	—
Net cash provided by financing activities	331,184	480,654	313,610
Net change in cash, cash equivalents and restricted cash	(40,614)	62,940	(85,040)
Cash, cash equivalents and restricted cash at beginning of the period	70,543	7,603	92,643
Cash, cash equivalents and restricted cash at end of the period	$29,929	$70,543	$7,603

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$18,336	$7,218	$2,993
Cash paid for income taxes	$628	$129	$—
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$501	$403	$506
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$7	$—	$—
Cash flow hedge change in fair value	$12,698	$19,758	$4,057
Mortgage loan receivable settled in exchange for acquisition of real estate	$4,673	$—	$—
Increase in mortgage loan receivable in exchange for disposition of real estate	$1,837	$—	$—
Refinancing of mortgage loan receivable	$1,327	$—	$—
Accrued capital expenditures and real estate development and improvement costs	$5,686	$2,473	$2,962
Mortgage note assumed at fair value	$—	$7,913	$—
Involuntary conversion of building and improvements and change in related insurance proceeds receivable	$—	$—	$490
Operating lease right-of-use asset and liability added for corporate office, excluding $0.9 million non-cash lease incentive received	$—	$—	$4,493

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, invests in and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of December 31, 2023, the Company owned or had investments in 598 properties, located in 45 states, excluding 24 property developments where rent has yet to commence.

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets:

Buildings	13 – 35 years
Building improvements	15 years
Tenant improvements	Shorter of the term of the related lease or useful life
Acquired in-place leases or leasing commissions	Remaining terms of the respective leases
Assembled workforce	3 years
Computer equipment and other corporate assets	3 – 5 years

Depreciation and amortization amounts for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation on real estate held for investment and computer equipment and other corporate assets	$44,402	$33,883	$21,073
Amortization on acquired in-place lease and assembled workforce intangible assets and leasing commission costs	19,275	16,192	9,734
Total depreciation and amortization expense	$63,677	$50,075	$30,807

Repairs and maintenance are charged to operations as incurred; major renewals and betterments that extend the useful life or improve the operating capacity of the asset are capitalized. Upon the sale or disposition of a property, the asset and the related accumulated depreciation and amortization are removed from the consolidated balance sheets with the difference between the proceeds received, net of sales costs, and the carrying value of the asset group recorded as a gain or loss on sale, subject to impairment considerations.

Assets Held for Sale

The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, asset location and tenant operation type (e.g., tenant or retail sector). Real estate assets held for sale are expected to be sold within twelve months. Properties classified as held for sale, including the related intangibles, in the consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, the Company has not reclassified results of operations for properties disposed during the years ended December 31, 2023, 2022, and 2021 or held for sale as discontinued operations as of December 31, 2023 or December 31, 2022, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. As of December 31, 2023 and December 31, 2022, there were 23 and 11 properties, respectively, classified as held for sale.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total provision for impairment	$7,083	$1,114	$3,539
Number of properties: (1)
Classified as held for sale	14	—	—
Disposed within the period	4	1	3
(1) Includes the number of properties that were either (i) impaired during the period on the held for sale classification date and remained as held for sale as of period-end or (ii) impaired and disposed of during the respective period. Excludes properties that did not have impairment recorded during the year. Of the total provision for impairment during the year ended December 31, 2023, the Company recorded $0.2 million of additional impairment expense on two properties that were classified as held for sale in prior periods and $1.9 million of impairment expense on three properties held for investment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the consolidated balance sheets. The Company had $11.5 million of restricted cash as of December 31, 2023, and $4.7 million of restricted cash as of December 31, 2022.

The Company’s bank balances as of December 31, 2023 and 2022 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of December 31, 2023 and December 31, 2022, the Company had an immaterial reserve for uncollectible amounts specific to uncharged reimbursable expenses.

Mortgage Loans Receivable

The Company holds loans receivable, which are mortgage loans secured by real estate, for short and long-term investment. Loans receivable are carried at amortized cost. As of the year ended December 31, 2023, the Company held eight senior secured first-lien mortgage loans receivable.

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

Transaction Costs

Transaction costs represent non-capitalizable acquisition related expenses and costs associated with abandoned acquisitions. Acquisition and dead deal related expenses were $0.5 million, $0.8 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company expects the distributions made during 2023 are sufficient to receive a full dividends paid deduction.

NETSTREIT TRS is treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

The Company recognizes franchise and other state and local tax expenses in general and administrative and recognizes state and federal income tax in income tax benefit (expense) in the accompanying consolidated statements of operations and comprehensive income (loss).

All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its related deferred tax assets and liabilities were immaterial for the years presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax in the consolidated statements of operations and comprehensive income (loss). The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years presented. Additionally, there were no material accruals for interest or penalties as of December 31, 2023 and 2022.

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

All federal tax returns for years prior to 2020 are no longer subject to examination. Additionally, state tax returns for years prior to 2018 are generally no longer subject to examination.

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

The Company uses the following inputs in its fair value measurements:

– Level 2 and Level 3 inputs for its debt and derivative financial instrument fair value disclosures. See “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments,” respectively; and

– Level 2 and Level 3 inputs when assessing the fair value of assets and liabilities in connection with real estate acquisitions and impairment. See “Note 4 - Real Estate Investments.”

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of December 31, 2023 and December 31, 2022. These estimates require management’s judgement and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of December 31, 2023:

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

Provisions for impairment recognized during the years ended December 31, 2023, 2022, and 2021 primarily related to assets held for sale and the impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. Of the total provision for impairment during the year ended December 31, 2023, the Company recorded $1.9 million of impairment expense on three properties held for investment. Of these properties, one was accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with an adjusted carrying value of $1.5 million. The Company estimated fair value using a capitalization rate of 10.0% which it believes is reasonable based on current market rates. As of December 31, 2022, there were no real estate assets accounted for at fair value.

The following table discloses recurring estimated fair value information for the Company’s 2024 Term Loan, 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan (each as defined in “Note 6 - Debt”) which is derived based primarily on unobservable market inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2024 Term Loan (2)	$—	$—	$174,532	$175,382
2027 Term Loan	174,037	175,641	—	—
2028 Term Loan	199,006	201,396	198,764	201,108
2029 Term Loan	148,869	150,666	—	—
(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.
(2) On June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk with respect to cash held at various financial institutions, access to its credit facilities, amounts due under mortgage loans receivable, and amounts due or payable under derivative contracts. The credit risk exposure with regard to the Company’s cash, credit facilities, and derivative instruments is spread among a diversified group of investment grade financial institutions.

During the years ended 2023, 2022, and 2021 there were no tenants or borrowers with rental revenue or interest income on loans receivable, respectively, that exceeded 10% of total rental revenue.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets, and the requirement that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption is permitted. The Company has one reportable segment and continues to evaluate additional disclosures that may be required for entities with a single reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company continues to evaluate the potential impact of the guidance and potential additional disclosures required.

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of December 31, 2023, exclusive of mortgage loans receivable, the Company’s weighted average remaining lease term was 9.5 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the consolidated statements of operations and comprehensive income (loss) and is presented net of any reserves, write-offs, or recoveries for uncollectible amounts.

Fixed lease income includes stated amounts per the lease contract, which include base rent, fixed common area maintenance charges, and straight-line lease adjustments.

Variable lease income primarily includes recoveries from tenants, which represent amounts that tenants are contractually obligated to reimburse the Company for, specific to their portion of actual recoverable costs incurred. Variable lease income also includes percentage rent, which represents amounts billable to tenants based on their actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Rental revenue
Fixed lease income (1)	$110,177	$82,836	$53,734
Variable lease income (2)	13,179	10,209	4,743
Other rental revenue:
Above/below market lease amortization, net	1,400	1,430	785
Lease incentives	(789)	(541)	(122)
Rental revenue (including reimbursable)	$123,967	$93,934	$59,140

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the years ended December 31, 2023, 2022, and 2021.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2023 are as follows (in thousands):

Future Minimum Base Rental Receipts
2024	$119,627
2025	119,673
2026	117,107
2027	113,188
2028	106,720
Thereafter	547,052
Total	$1,123,367

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”) or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 8.6 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the lease expense components for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$542	$542
Variable lease cost	$306	$110

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of December 31, 2023, the right-of-use asset and operating lease liability was $3.9 million and $5.1 million, respectively.

The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of December 31, 2023 (in thousands):

Future Minimum Lease Payments
2024	$617
2025	636
2026	653
2027	670
2028	689
Thereafter	2,623
Total lease payments	5,888
Less: amount representing interest (1)	(784)
Present value of operating lease liabilities	$5,104

(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including REIT industry performance.

Note 4 – Real Estate Investments

As of December 31, 2023, the Company owned or had investments in 598 properties, excluding 24 property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $1.9 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Illinois and Texas representing 9.4% and 8.5%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

Acquisitions

During the year ended December 31, 2023, the Company acquired 103 properties for a total purchase price of $345.1 million, inclusive of $3.5 million of capitalized acquisition costs.

During the year ended December 31, 2022, the Company acquired 105 properties for a total purchase price of $424.8 million, inclusive of $4.2 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Land	$71,574	$104,661
Buildings	212,971	268,621
Site improvements	18,613	21,627
Tenant improvements	3,396	3,747
In-place lease intangible assets	36,548	42,189
Above-market lease intangible assets	2,022	2,744
	345,124	443,589
Liabilities assumed
Below-market lease intangible liabilities	—	(10,842)
Mortgage note payable	—	(7,913)
Accounts payable, accrued expense and other liabilities	—	(40)
Purchase price (including acquisition costs)	$345,124	$424,794

Development

As of December 31, 2023, the Company had 18 property developments under construction. During 2023, the Company invested $81.0 million in property developments, including the acquisition of 40 new developments with a combined initial purchase price of $27.3 million. During 2023, the Company completed development on 27 projects and reclassified approximately $68.6 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. Rent commenced for 21 of the 27 completed developments in 2023, while rent is expected to commence for the other six completed developments in the first quarter of 2024. The remaining 18 developments in progress are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2023.

During 2022, the Company invested $22.0 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $1.8 million. During 2022, the Company completed development on six projects and reclassified approximately $23.1 million from property under development to land, building, and improvements in the accompanying consolidated balance sheets. Rent commenced for five of the six completed developments in 2022, while rent on the sixth completed development commenced in the second quarter of 2023. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2022.

Additionally, during 2023 and 2022, the Company capitalized approximately $1.1 million and $0.5 million, respectively, of interest expense associated with properties under development.

Dispositions

During 2023, the Company sold 19 properties for a total sales price, net of disposal costs, of $40.3 million, recognizing a net gain of $1.2 million.

During 2022, the Company sold seven properties for a total sales price, net of disposal costs, of $25.5 million, recognizing a net gain of $4.1 million.

During 2021, the Company sold nine properties for a total sales price, net of disposal costs, of $31.1 million, recognizing a net gain of $3.0 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of December 31, 2023 and December 31, 2022 is summarized below (in thousands):

Loan Type	Monthly Payment (5)	Number of Secured Properties	Effective Interest Rate (6)	Stated Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Mortgage (1) (4)	I/O	1	6.74%	7.00%	4/8/2024	$43,612	$40,316
Mortgage (4)	I/O	2	6.57%	7.00%	6/30/2023	—	6,000
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	—
Mortgage (2) (4)	I/O	3	8.10%	6.89%	4/10/2026	4,132	—
Mortgage (1) (2) (4)	I/O	9	7.59%	7.59%	6/10/2025	14,024	—
Mortgage	None (3)	1	8.50%	8.50%	12/29/2024	660	—
Mortgage (1)	P+I	1	7.50%	7.50%	3/8/2024	3,246	—
Mortgage (1) (4)	I/O	7	10.25%	10.25%	12/5/2024	5,007	—
Mortgage (1) (4)	I/O	2	10.25%	10.25%	12/22/2024	1,909	—
Total						114,530	46,316
Unamortized loan origination costs						58	62
Unamortized discount						(116)	$—
Total mortgage loans receivable, net						$114,472	$46,378
(1) The Company has the right, subject to certain terms and conditions, to acquire all or a portion of the underlying collateralized properties.

(2) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(3) Payments of both interest and principal are due at maturity.
(4) Loans require monthly payments of interest only with principal payments occurring as borrower disposes of underlying properties, limited to the Company’s allocated investment by property. Any remaining principal balance will be repaid at or before the maturity date.
(5) I/O: Interest Only; P+I: Principal and Interest.
(6) Includes amortization of discount and loan origination costs, as applicable.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$181,564	$(45,210)	$136,354	$154,876	$(28,472)	$126,404
Above-market leases	21,661	(4,361)	17,300	20,091	(2,892)	17,199
Assembled workforce	873	(873)	—	873	(873)	—
Lease incentives	8,996	(1,296)	7,700	8,021	(618)	7,403
Total intangible assets	$213,094	$(51,740)	$161,354	$183,861	$(32,855)	$151,006

Liabilities:
Below-market leases	$33,196	$(7,843)	$25,353	$35,596	$(5,465)	$30,131

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2023 and 2022 by category were as follows:

	Years Remaining
	December 31,
	2023	2022
In-place leases	8.8	9.4
Above-market leases	12.2	13.0
Below-market leases	10.9	11.6
Lease incentives	11.1	11.8

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

	Year Ended December 31,
	2023	2022	2021
Amortization:
Amortization of in-place leases	$19,203	$15,872	$9,411
Amortization of assembled workforce	—	281	293
	$19,203	$16,153	$9,704

Net adjustment to rental revenue:
Above-market lease assets	(1,575)	(1,376)	(1,050)
Below-market lease liabilities	2,975	2,806	1,858
Lease incentives	(789)	(541)	(122)
	$611	$889	$686

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of December 31, 2023, for the next five years and thereafter (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
In-place leases	$19,965	$19,391	$18,149	$15,956	$13,279	$49,614	$136,354

Above-market lease assets	(1,656)	(1,655)	(1,632)	(1,568)	(1,523)	(9,266)	(17,300)
Below-market lease liabilities	2,802	2,780	2,688	2,616	2,484	11,983	25,353
Lease incentives	(785)	(785)	(785)	(730)	(700)	(3,915)	(7,700)
Net adjustment to rental revenue	$361	$340	$271	$318	$261	$(1,198)	$353

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate	December 31, 2023	December 31, 2022
Debt:
2024 Term Loan (2)	December 23, 2024	—	1.37%	$—	$175,000
2027 Term Loan (3)	January 15, 2026	January 15, 2027	3.12%	175,000	—
Revolver (4)	August 11, 2026	August 11, 2027	6.49%	80,000	113,000
2028 Term Loan (5)	February 11, 2028	—	3.88%	200,000	200,000
Mortgage Note	November 1, 2027	—	4.53%	8,361	8,498
2029 Term Loan (6)	July 3, 2026	January 3, 2029	4.89%	150,000	—
Total debt				613,361	496,498
Unamortized discount and debt issuance costs				(3,566)	(2,306)
Unamortized deferred financing costs, net (7)				(1,942)	(2,684)
Total debt, net				$607,853	$491,508
(1) Date represents the fully extended maturity date available to the Company under each related debt instrument.
(2) On June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”).
(3) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of December 31, 2023. The Company has entered into five interest rate swap agreements that effectively convert the floating rate to a fixed rate. The hedged fixed rate reset effective November 27, 2023 to 1.87% and will reset again effective December 23, 2024 to 2.40%.
(4) The annual interest rate of the Revolver assumes daily SOFR as of December 31, 2023 of 5.39% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of December 31, 2023.
(5) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of December 31, 2023. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of December 31, 2023. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(7) The Company records deferred financing costs associated with the Revolver and loan commitment fees associated with the 2029 Term Loan in other assets, net on its consolidated balance sheets.

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

In connection with the 2029 Term Loan, the Company incurred $1.4 million of deferred financing costs. Additionally, the Company incurred $0.9 million of loan commitment fees which have been capitalized to other assets, net on the consolidated balance sheets. The deferred financing costs and capitalized loan commitment fees are both amortized over the term of the loan and are included in interest expense, net on the Company’s consolidated statements of operations and comprehensive income (loss).

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

In connection with the Credit Facility, the Company incurred $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassed to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Mortgage Note Payable

As of December 31, 2023, the Company had total gross mortgage indebtedness of $8.4 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.6 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan are interest only through maturity. As of December 31, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment (1)	Total
2024	$162	$—	$162
2025	170	—	170
2026	178	405,000	405,178
2027	170	7,681	7,851
2028	—	200,000	200,000
Total	$680	$612,681	$613,361
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revolving credit facilities (1)	$5,492	$3,187	$743
Term loans (2)	14,518	5,455	2,408
Mortgage note payable	387	100	—
Non-cash:
Amortization of deferred financing costs	898	541	402
Amortization of debt discount and debt issuance costs, net	947	350	225
Amortization of deferred gains on interest rate swaps	(2,124)	—	—
Capitalized interest	(1,060)	(452)	(78)
Total interest expense, net	$19,058	$9,181	$3,700
(1) Includes facility fees and non-utilization fees of approximately $0.6 million, $0.4 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive income (loss).

During the years ended December 31, 2023, 2022, and 2021, the term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.51%, 3.39%, and 1.27%, respectively.

During the years ended December 31, 2023, 2022, and 2021, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.92%, 2.59%, and 1.31%, respectively.

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

The Company was in compliance with all of its debt covenants as of December 31, 2023 and expects to be in compliance for the twelve-month period ending December 31, 2024.

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

Effective July 3, 2023, such derivatives were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the hedged fixed rate of 3.64% compared to the variable 2029 Term Loan daily SOFR rate as of December 31, 2023 of 5.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2023 of 5.34%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective January 27, 2023, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12% and on June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for a $175.0 million senior unsecured term loan (the “2027 Term Loan”). In anticipation of the amendment and restatement of the 2024 Term Loan, additional derivatives, effective November 27, 2023 and December 23, 2024 at hedged fixed rates of 1.87% and 2.40%, respectively, were initiated to hedge the variable cash flows associated with the 2027 Term Loan through the fully extended maturity date. The interest rate on the variable 2027 Term Loan includes a daily SOFR rate as of December 31, 2023 of 5.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest rate swaps	12	7	$650,000	$375,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2023	2022
Interest rate swaps	Other assets, net	$14,442	$24,067

	Derivative Liabilities
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2023	2022
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$3,073	$—

The following table presents the effect of the Company's interest rate swaps in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2023	2022	2021		2023	2022	2021
Interest Rate Products	$1,729	$22,898	$3,873	Interest expense, net	$16,551	$3,140	$(184)

The Company did not exclude any amounts from the assessment of hedge effectiveness for the years ended December 31, 2023, 2022, and 2021. During the next twelve months, the Company estimates that an additional $14.6 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2023
Derivative assets	$—	$14,442	$—	$14,442
Derivative liabilities	$—	$3,073	$—	$3,073

December 31, 2022
Derivative assets	$—	$24,067	$—	$24,067

Note 8 – Supplemental Detail for Certain Components of the Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable, net	$10,074	$7,167
Deferred rent receivable	7,744	5,629
Prepaid assets	1,387	3,864
Earnest money deposits	450	185
Fair value of interest rate swaps	14,442	24,067
Deferred offering costs	1,031	796
Deferred financing costs, net	2,724	2,685
Right-of-use asset	3,866	4,235
Leasehold improvements and other corporate assets, net	1,723	1,969
Interest receivable	1,397	256
Other assets, net	4,499	1,204
	$49,337	$52,057

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	December 31,
	2023	2022
Accrued expenses	$8,826	$5,745
Accrued bonus	2,575	1,305
Prepaid rent	3,896	2,937
Operating lease liability	5,104	5,464
Accrued interest	2,921	1,782
Deferred rent	3,257	1,756
Accounts payable	4,691	1,394
Fair value of interest rate swaps	3,073	—
Other liabilities	2,155	2,157
	$36,498	$22,540

Note 9 – Shareholders’ Equity

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “2021 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. On September 14, 2023, the Company entered into a forward confirmation with respect to 7,500,000 shares of its common stock under the 2021 ATM Program. On September 28, 2023, the Company partially physically settled 1,516,289 shares of common stock at a price of $16.49 per share under such forward confirmation for net proceeds of approximately $24.8 million, net of sales commissions and offering costs of $0.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,516,289 Class A OP Units. 5,983,711 shares remain unsettled under the forward confirmation as of December 31, 2023. The Company may physically settle this forward confirmation (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than September 13, 2024.

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective October 24, 2023, in connection with the establishment of the new at-the-market offering program, the 2021 ATM Program was terminated.

The following table presents information about the 2023 ATM Program and the 2021 ATM Program (in thousands):

			Maximum Sales Authorization	Gross Sales through December 31, 2023
Program Name	Date Established	Date Terminated
2021 ATM Program (1)	September 2021	October 2023	$250,000	$150,391
2023 ATM Program	October 2023		$300,000	$77,323

The following table details information related to activity under the ATM Program for each period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2023 (1)	2022	2021
Shares of common stock issued	7,662,341	276,060	3,852,436
Weighted average price per share	$17.22	$21.02	$23.36
Gross proceeds	$131,911	$5,802	$90,000
Sales commissions and offering costs	$1,638	$269	$1,017
Net proceeds (2)	$130,274	$5,533	$88,983
(1) Includes 1,516,289 shares of common stock partially physically settled at a price of $16.49 per share under the forward confirmation with respect to the 2021 ATM Program. 5,983,711 shares remain unsettled under the forward confirmation as of December 31, 2023 at the available net settlement price of $16.48.
(2) The net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Class A OP Units.

As of December 31, 2023, the Company has $222.7 million remaining gross proceeds available for future issuances of shares of common stock under the 2023 ATM Program.

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

Surrendered Shares on Vested Stock Unit Awards

During the years presented, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During 2023 and 2022, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender a total of 37 thousand and 75 thousand RSUs, respectively, valued at approximately $0.7 million and $1.5 million, respectively, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the consolidated statements of cash flows.

Dividends

During the year ended December 31, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.200	June 1, 2023	12,173	June 15, 2023
July 24, 2023	0.205	September 1, 2023	13,768	September 15, 2023
October 24, 2023	0.205	December 1, 2023	14,084	December 15, 2023
	$0.810		$51,675

During the year ended December 31, 2022, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2022
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 22, 2022	$0.200	March 15, 2022	$8,888	March 30, 2022
April 26, 2022	0.200	June 1, 2022	9,588	June 15, 2022
July 26, 2022	0.200	September 1, 2022	10,073	September 15, 2022
October 25, 2022	0.200	December 1, 2022	10,984	December 15, 2022
	$0.800		$39,533

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during each of the years ended December 31, 2023 and 2022, the Operating Partnership paid distributions of $0.4 million to holders of OP Units.

For federal income tax purposes, distributions to stockholders are characterized as ordinary income dividends, capital gain distributions, or non-dividend distributions. Non-dividend distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Company’s common stock distributions paid per share for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Ordinary income dividends	$0.7488	$0.6768	$0.3099
Non-dividend distributions	0.0502	0.0856	0.4901
Capital gain distributions	0.0110	0.0376	—
Total	$0.8100	$0.8000	$0.8000

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2023 and 2022, noncontrolling interests represented 0.7% and 0.9%, respectively, of OP Units. During the years ended December 31, 2023 and 2022, OP Unit holders redeemed 34,169 and 49,317 OP units, respectively, into shares of common stock on a one-for-one basis.

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

As of December 31, 2023, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss) was $4.8 million for the years ended 2023 and 2022 and $3.7 million for the year ended 2021. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Performance-Based RSUs (effectiveness of Initial Public Offering)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a shelf registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next year.

The following table summarizes performance-based RSU activity for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	61,391	$19.75	157,380	$19.75	207,803	$19.75
Vested during the period	(31,012)	19.75	(95,989)	19.75	(50,423)	19.75
Unvested RSU grants outstanding as of December 31, 2023	30,379	$19.75	61,391	$19.75	157,380	$19.75

For the years ended 2023, 2022, and 2021, the Company recognized $0.3 million, $0.9 million, and $1.2 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of December 31, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $0.1 million and $0.4 million, respectively, and as of December 31, 2023, these awards are expected to be recognized over a remaining weighted average period of one year. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based RSU activity for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	247,079	$19.86	295,207	$17.84	169,793	$18.00
Granted during the period	161,757	19.79	148,913	22.09	167,454	17.71
Forfeited during the period	(2,213)	20.18	(58,922)	19.29	(7,673)	17.93
Vested during the period	(108,515)	19.93	(138,119)	18.20	(34,367)	18.00
Unvested RSU grants outstanding as of December 31, 2023	298,108	$19.79	247,079	$19.86	295,207	$17.84

For the years ended 2023 and 2022, the Company recognized $2.8 million and for the year ended 2021 recognized $1.6 million in stock-based compensation expense associated with service-based RSUs. As of December 31, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $3.4 million and $3.0 million, respectively, and as of December 31, 2023, these awards are expected to be recognized over a remaining weighted average period of 1.8 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table summarizes market-based RSU activity for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2022	177,350	$19.83	134,467	$17.77	—	$—
Granted during the period	81,751	21.57	106,645	22.38	135,766	17.77
Forfeited during the period	(543)	19.36	(63,762)	19.76	(1,299)	17.77
Unvested RSU grants outstanding as of December 31, 2023	258,558	$20.38	177,350	$19.83	134,467	$17.77

For the years ended 2023, 2022, and 2021, the Company recognized $1.7 million, $0.9 million, and $0.6 million, respectively, in stock-based compensation expense associated with market-based RSUs. As of December 31, 2023 and December 31, 2022, the remaining unamortized stock-based compensation expense totaled $2.1 million and $2.0 million, respectively, and as of December 31, 2023, these awards are expected to be recognized over a remaining weighted average period of 1.7 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in unvested RSUs in the first quarter of the following year that would then vest over a four-year service period beginning in the period that the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2023 under the Program was approximately $0.5 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the years ended December 31, 2023 and 2022, the Company recognized approximately $0.1 million and for the year ended 2021, recognized $0.2 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net income	$6,890	$8,205	$3,150
Net income attributable to noncontrolling interest	(53)	(88)	(104)
Net income attributable to common shares, basic	6,837	8,117	3,046
Net income attributable to noncontrolling interest	53	88	104
Net income attributable to common shares, diluted	$6,890	$8,205	$3,150

Denominator:
Weighted average common shares outstanding, basic	63,922,973	49,517,977	36,999,459
Effect of dilutive shares for diluted net income per common share:
OP Units	501,751	526,859	1,377,335
Unvested RSUs	165,420	248,602	295,771
Unsettled shares under open forward equity contracts	75,295	138,384	—
Weighted average common shares outstanding, diluted	64,665,439	50,431,822	38,672,565

Net income available to common stockholders per common share, basic	$0.11	$0.16	$0.08
Net income available to common stockholders per common share, diluted	$0.11	$0.16	$0.08

As of December 31, 2023 and 2022, there were 479,298 and 513,467 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage notes receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of December 31, 2023, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, which is expected to be funded over the next two years. Additionally, as of December 31, 2023, the Company had commitments to fund 18 properties under development totaling $35.7 million, all of which is expected to be funded over the next 12 months. The Company also had commitments to extend funds under mortgage notes receivable of $13.7 million which is expected to occur throughout 2024.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.6 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of December 31, 2023, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Related-Party Transactions

Effective with the commencement of the Company’s operations on December 23, 2019, the Company executed a facilities agreement with a subsidiary of EB Arrow Holdings, LLC, which was subsequently amended in April 2021 and ultimately terminated in July 2021. Under the facilities agreement, the Company shared in office rent by paying a fixed monthly rate and office related expenses based on employee headcount. No expenses were incurred during the years ended 2023 and 2022. For the year ended 2021, the Company incurred approximately $0.1 million in related expenses.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to December 31, 2023 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On February 13, 2024, the Company's Board of Directors declared a cash dividend of $0.205 per share for the first quarter of 2024. The dividend will be paid on March 28, 2024 to stockholders of record on March 15, 2024.

January Follow-On Offering

In January 2024, the Company completed a public offering of 11,040,000 shares of its common stock at the public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 9, 2025. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and it may owe cash to the relevant counterparty in certain circumstances. No physical settlement has occurred through the date on which these consolidated financial statements were issued.

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

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors. Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Directors and Management” and “Corporate Governance” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Our written code of business conduct and ethics, the Code of Business Conduct and Ethics, applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our corporate website at https://www.netstreit.com/ in the Investor Relations section under “Governance – Corporate Policies and Governance Documents.” We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay Ratio,” “Corporate Governance - Director Compensation,” “Corporate Governance - Other Board Information - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item will be included in the section entitled “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	587,045	$—	1,014,906
Equity compensation plans not approved by security holders	—	—	—
Total	587,045	$—	1,014,906

(1) Relates to restricted stock units (“RSUs”) available for issuance under our 2019 Omnibus Incentive Compensation Plan.
(2) Includes 587,045 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our 2019 Omnibus Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance - Independence of Directors” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.

The information required by this item will be included in the section entitled “Fees of Independent Accountants” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

15(a)(1)	The following documents are filed as a part of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
15(a)(2)	The following is a list of the financial statement schedules required by Item 8:
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate
15(a)(3)	Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).

4.1	Description of NETSTREIT Corp.’s Securities. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-23991) filed on July 17, 2020.

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

10.5†
Employment Agreement, dated March 24, 2023, between NETSTREIT Management, LLC and Daniel P. Donlan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 3, 2023).

10.6†
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

10.10†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.11†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.12†
Form of 2021 Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.13†
Form of Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.14†
NETSTREIT Corp. Alignment of Interest Program under the 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.15†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (Alignment of Interest Program) Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.16
Tax Protection Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P., Hillview Way, LLC and Mayfield Road Group, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.17#
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

10.18*#
Amended and Restated Credit Agreement, dated as of June 15, 2023, between NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 20, 2023).

10.19
Term Loan Agreement, dated as of July 3, 2023, between NETSTREIT, L.P., NETSTREIT Corp., the several financial institutions party thereto and Truist Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 7, 2023).

21.1	List of Subsidiaries of NETSTREIT Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

23.1*	Consent of KPMG LLP.

24.1*	Power of Attorney (included on Signature Page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*, ***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*, ***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*†	Incentive Compensation Recoupment Policy

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the report.
***	Furnished, not filed.
†	Management contract or compensatory plan or arrangement.
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

NETSTREIT Corp.

Signature and Title	Date

/s/ MARK MANHEIMER	Date: February 14, 2024
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Mark Manheimer and Daniel Donlan, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in- fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK MANHEIMER	Date: February 14, 2024
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ DANIEL DONLAN	Date: February 14, 2024
Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ PATRICIA GIBBS	Date: February 14, 2024
Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ TODD MINNIS	Date: February 14, 2024
Todd Minnis
Chairman of the Board of Directors

/s/ MATTHEW TROXELL	Date: February 14, 2024
Matthew Troxell
Director

/s/ LORI WITTMAN	Date: February 14, 2024
Lori Wittman
Director

/s/ ROBIN ZEIGLER	Date: February 14, 2024
Robin Zeigler
Director

/s/ HEIDI EVERETT	Date: February 14, 2024
Heidi Everett
Director

/s/ MICHAEL CHRISTODOLOU	Date: February 14, 2024
Michael Christodolou
Director

NETSTREIT Corp.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)
Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Apparel	Indianola	IA	$—	$312	$686	$—	$—	$312	$686	$998	$(124)	2013	12/23/2019	6	to	31	Years
Apparel	Rio Grande City	TX	—	640	831	—	—	640	831	1,471	(154)	2005	12/23/2019	6	to	28	Years
Apparel	Laredo	TX	—	590	1,207	—	—	590	1,207	1,797	(202)	2010	12/23/2019	6	to	32	Years
Apparel	Odessa	TX	—	599	1,086	—	—	599	1,086	1,685	(177)	2012	12/23/2019	6	to	32	Years
Auto Parts	New Richmond	WI	—	67	1,191	—	—	67	1,191	1,258	(169)	2013	12/23/2019	9	to	32	Years
Automotive Service	Colorado Springs	CO	—	429	1,056	—	196	429	1,252	1,681	(253)	1978	12/23/2019	10	to	19	Years
Banking	Elizabethtown	PA	—	1,264	1,486	—	—	1,264	1,486	2,750	(280)	1916	12/23/2019	9	to	22	Years
Banking	Atco	NJ	—	686	1,941	—	—	686	1,941	2,627	(362)	1920	12/23/2019	9	to	22	Years
Banking	Vineland	NJ	—	620	270	—	—	620	270	890	(85)	1973	12/23/2019	9	to	15	Years
Casual Dining	Greensburg	IN	—	924	1,521	—	—	924	1,521	2,445	(223)	2007	12/23/2019	8	to	32	Years
Discount Retail	Holland	MI	—	1,865	4,833	—	—	1,865	4,833	6,698	(878)	1994	12/23/2019	6	to	26	Years
Dollar Stores	Norman	OK	—	417	836	—	—	417	836	1,253	(129)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Windham	OH	—	332	834	—	—	332	834	1,166	(132)	2013	12/23/2019	9	to	31	Years
Dollar Stores	McComb	OH	—	209	868	—	—	209	868	1,077	(134)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Birmingham	OH	—	210	939	—	—	210	939	1,149	(144)	2013	12/23/2019	9	to	32	Years
Dollar Stores	Brookfield	MA	—	468	1,149	—	—	468	1,149	1,617	(168)	2014	12/23/2019	9	to	33	Years
Dollar Stores	Friedens	PA	—	311	931	—	—	311	931	1,242	(148)	2014	12/23/2019	10	to	30	Years
Dollar Stores	Strawberry Point	IA	—	304	852	—	—	304	852	1,156	(129)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Belgrade	MN	—	414	746	—	—	414	746	1,160	(134)	2016	12/23/2019	12	to	27	Years
Dollar Stores	Lake City	IA	—	250	848	—	—	250	848	1,098	(129)	2016	12/23/2019	12	to	32	Years
Dollar Stores	Bogue Chitto	MS	—	105	963	—	—	105	963	1,068	(143)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Hurley	MS	—	246	1,249	—	—	246	1,249	1,495	(187)	2013	12/23/2019	9	to	33	Years
Dollar Stores	Meridian	MS	—	287	940	—	—	287	940	1,227	(138)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Buckatunna	MS	—	136	938	—	—	136	938	1,074	(138)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Cleveland	TX	—	209	809	—	—	209	809	1,018	(123)	2014	12/23/2019	10	to	33	Years
Dollar Stores	Fox Lake	WI	—	212	882	—	—	212	882	1,094	(126)	2018	12/23/2019	14	to	34	Years
Drug Stores & Pharmacies	Fredericksburg	VA	—	3,551	2,951	—	—	3,551	2,951	6,502	(384)	2008	12/23/2019	14	to	33	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	2,410	2,377	—	—	2,410	2,377	4,787	(359)	2003	12/23/2019	9	to	29	Years
Drug Stores & Pharmacies	Amelia	OH	—	1,170	1,517	—	—	1,170	1,517	2,687	(278)	1999	12/23/2019	10	to	23	Years
Drug Stores & Pharmacies	Clanton	AL	—	630	1,604	—	—	630	1,604	2,234	(231)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Franklin	TN	—	2,164	1,848	—	—	2,164	1,848	4,012	(261)	2004	12/23/2019	10	to	31	Years
Drug Stores & Pharmacies	Hanover	IN	—	727	1,076	—	—	727	1,076	1,803	(206)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Hurricane	WV	—	956	1,139	—	—	956	1,139	2,095	(215)	2004	12/23/2019	15	to	22	Years
Drug Stores & Pharmacies	Montgomery	AL	—	1,150	1,932	—	—	1,150	1,932	3,082	(270)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Warrior	AL	—	369	1,640	—	—	369	1,640	2,009	(231)	2004	12/23/2019	15	to	31	Years
Drug Stores & Pharmacies	Waterford Charter Township	MI	—	3,256	2,152	—	—	3,256	2,152	5,408	(334)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Canton	GA	—	658	1,789	—	—	658	1,789	2,447	(277)	2004	12/23/2019	15	to	27	Years
Drug Stores & Pharmacies	Austin	MN	—	1,121	2,451	—	—	1,121	2,451	3,572	(388)	1989	12/23/2019	10	to	27	Years
Drug Stores & Pharmacies	Albuquerque	NM	—	3,744	3,019	—	—	3,744	3,019	6,763	(397)	2010	12/23/2019	15	to	33	Years
Drug Stores & Pharmacies	Savannah	GA	—	1,746	1,651	—	—	1,746	1,651	3,397	(229)	1998	12/23/2019	14	to	31	Years
Equipment Rental and Leasing	Idaho Falls	ID	—	177	856	—	—	177	856	1,033	(164)	2007	12/23/2019	6	to	26	Years
Farm Supplies	Llano	TX	—	634	1,389	—	—	634	1,389	2,023	(287)	2012	12/23/2019	6	to	28	Years
Farm Supplies	Ballard	UT	—	519	2,609	—	—	519	2,609	3,128	(395)	2015	12/23/2019	10	to	32	Years
Farm Supplies	Wellington	OH	—	308	1,986	—	10	308	1,996	2,304	(299)	2017	12/23/2019	13	to	34	Years
Farm Supplies	Ottawa	OH	—	409	2,031	—	—	409	2,031	2,440	(302)	2017	12/23/2019	13	to	34	Years
Furniture Stores	College Station	TX	—	1,561	4,626	—	—	1,561	4,626	6,187	(675)	2006	12/23/2019	9	to	31	Years
Furniture Stores	Jacksonville	FL	—	1,087	2,723	—	—	1,087	2,723	3,810	(382)	1995	12/23/2019	9	to	32	Years
Gift, Novelty, and Souvenir Shops	Little Rock	AR	—	560	1,788	—	—	560	1,788	2,348	(232)	2012	12/23/2019	11	to	34	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Grocery	Memphis	TN	—	1,864	2,958	—	—	1,864	2,958	4,822	(712)	1987	12/23/2019	8	to	18	Years
Home Furnishings	Smyrna	TN	—	454	1,029	—	—	454	1,029	1,483	(140)	2011	12/23/2019	9	to	34	Years
Home Improvement	Pagosa Springs	CO	—	324	1,364	—	—	324	1,364	1,688	(183)	2009	12/23/2019	4	to	33	Years
Home Improvement	Chattanooga	TN	—	1,789	2,007	—	—	1,789	2,007	3,796	(356)	2000	12/23/2019	7	to	28	Years
Home Improvement	Spartanburg	SC	—	329	464	—	34	329	498	827	(83)	1994	12/23/2019	6	to	26	Years
Home Improvement	Indian Land	SC	—	468	705	—	16	468	721	1,189	(110)	2007	12/23/2019	6	to	31	Years
Home Improvement	Lexington	NC	—	2,991	4,172	—	—	2,991	4,172	7,163	(1,215)	1997	12/23/2019	6	to	15	Years
Home Improvement	Macon	GA	—	1,861	8,377	—	16	1,861	8,393	10,254	(1,528)	1997	12/23/2019	7	to	25	Years
Quick Service Restaurants	Junction City	KS	—	473	840	—	—	473	840	1,313	(140)	1986	12/23/2019	15	to	25	Years
Quick Service Restaurants	Jackson	MS	—	728	577	—	—	728	577	1,305	(98)	1978	12/23/2019	15	to	25	Years
Quick Service Restaurants	Phenix City	AL	—	727	800	—	—	727	800	1,527	(105)	2017	12/23/2019	15	to	34	Years
Quick Service Restaurants	Grovetown	GA	—	1,005	1,232	—	—	1,005	1,232	2,237	(166)	2013	12/23/2019	14	to	32	Years
Quick Service Restaurants	Snead	AL	—	1,271	781	—	—	1,271	781	2,052	(126)	1997	12/23/2019	15	to	26	Years
Quick Service Restaurants	Red Bay	AL	—	931	1,154	—	—	931	1,154	2,085	(158)	2012	12/23/2019	15	to	33	Years
Quick Service Restaurants	Hueytown	AL	—	1,019	1,011	—	—	1,019	1,011	2,030	(147)	2007	12/23/2019	15	to	30	Years
Quick Service Restaurants	Sedalia	MO	—	750	774	—	16	750	790	1,540	(113)	2007	12/23/2019	7	to	30	Years
Quick Service Restaurants	Shawnee	OK	—	712	684	—	122	712	806	1,518	(102)	2006	12/23/2019	7	to	30	Years
Home Improvement	Sioux City	IA	—	253	796	—	—	253	796	1,049	(135)	2000	12/31/2019	15	to	24	Years
Discount Retail	Flint	MI	—	554	4,982	—	—	554	4,982	5,536	(586)	1996	1/7/2020	8	to	35	Years
Convenience Stores	North Little Rock	AR	—	705	174	—	1,590	705	1,764	2,469	(193)	1962	1/14/2020	4	to	35	Years
Quick Service Restaurants	Wood River	IL	—	1,707	—	—	—	1,707	—	1,707	—	2006	1/24/2020
Arts & Crafts	Fairfield	OH	—	1,571	5,005	—	—	1,571	5,005	6,576	(592)	2015	1/27/2020	11	to	35	Years
Quick Service Restaurants	Fort Smith	AR	—	1,989	2,345	—	—	1,989	2,345	4,334	(325)	2019	1/31/2020	14	to	34	Years
Automotive Service	Oswego	IL	—	2,417	1,209	—	—	2,417	1,209	3,626	(205)	2008	2/3/2020	7	to	35	Years
Grocery	Meyersdale	PA	—	1,449	3,348	—	41	1,449	3,389	4,838	(535)	2010	2/4/2020	10	to	30	Years
Home Improvement	Paintsville	KY	—	7,712	—	—	—	7,712	—	7,712	—	1992	2/4/2020
Casual Dining	Brandon	MS	—	903	1,793	—	—	903	1,793	2,696	(283)	1997	2/5/2020	9	to	35	Years
Automotive Service	Merrill	WI	—	189	307	—	—	189	307	496	(61)	1992	2/10/2020	9	to	22	Years
Automotive Service	Prattville	AL	—	305	352	—	—	305	352	657	(70)	1998	2/10/2020	6	to	25	Years
Automotive Service	New London	WI	—	301	448	—	—	301	448	749	(98)	1998	2/10/2020	6	to	20	Years
Automotive Service	Crawfordville	FL	—	322	537	—	—	322	537	859	(78)	1998	2/10/2020	10	to	34	Years
Automotive Service	Quincy	FL	—	419	587	—	—	419	587	1,006	(83)	1989	2/10/2020	11	to	34	Years
Automotive Service	Live Oak	FL	—	474	589	—	—	474	589	1,063	(82)	2000	2/10/2020	14	to	35	Years
Automotive Service	Wisconsin Rapids	WI	—	488	488	—	—	488	488	976	(62)	1985	2/10/2020	13	to	35	Years
Discount Retail	Longview	TX	—	703	2,490	—	—	703	2,490	3,193	(376)	1994	3/26/2020	10	to	30	Years
Discount Retail	Mishawaka	IN	—	382	4,697	—	—	382	4,697	5,079	(527)	1985	3/26/2020	10	to	35	Years
Discount Retail	Augusta	GA	—	1,569	2,202	—	211	1,569	2,413	3,982	(469)	1985	3/26/2020	10	to	20	Years
Convenience Stores	North Little Rock	AR	—	1,283	1,043	—	835	1,283	1,878	3,161	(303)	1989	4/3/2020	20	to	35	Years
Discount Retail	Tupelo	MS	—	992	1,986	—	—	992	1,986	2,978	(381)	1994	4/3/2020	4	to	30	Years
Auto Parts	Roswell	NM	—	151	1,136	—	—	151	1,136	1,287	(143)	1960	4/13/2020	8	to	35	Years
Discount Retail	Waco	TX	—	1,403	2,613	—	—	1,403	2,613	4,016	(440)	1986	4/17/2020	4	to	30	Years
Dollar Stores	Baltimore	MD	—	380	1,746	—	—	380	1,746	2,126	(212)	1945	5/6/2020	10	to	35	Years
General Retail	Newark	NY	—	593	7,635	—	134	593	7,769	8,362	(2,065)	1991	5/6/2020	10	to	20	Years
General Retail	Riverdale	GA	—	2,564	10,179	—	—	2,564	10,179	12,743	(2,111)	1995	5/8/2020	6	to	21	Years
Dollar Stores	Chicago	IL	—	424	982	—	—	424	982	1,406	(130)	1944	5/20/2020	7	to	30	Years
Discount Retail	College Station	TX	—	819	1,756	—	—	819	1,756	2,575	(397)	1993	6/8/2020	8	to	23	Years
Convenience Stores	Lindale	TX	—	1,343	3,018	—	—	1,343	3,018	4,361	(378)	2011	6/15/2020	15	to	35	Years
Convenience Stores	Lindale	TX	—	1,875	3,176	—	—	1,875	3,176	5,051	(400)	2005	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	2,646	3,218	—	—	2,646	3,218	5,864	(413)	2009	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	798	1,283	—	—	798	1,283	2,081	(165)	1990	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	550	1,186	—	—	550	1,186	1,736	(147)	1994	6/15/2020	15	to	35	Years
Convenience Stores	Tyler	TX	—	3,415	1,647	—	—	3,415	1,647	5,062	(219)	1984	6/15/2020	15	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Convenience Stores	Brownsboro	TX	—	1,170	2,020	—	—	1,170	2,020	3,190	(253)	1999	6/15/2020	15	to	35	Years
Convenience Stores	Chandler	TX	—	1,732	4,813	—	—	1,732	4,813	6,545	(648)	2013	6/15/2020	8	to	35	Years
Convenience Stores	Chandler	TX	—	1,176	2,216	—	—	1,176	2,216	3,392	(339)	1993	6/15/2020	6	to	35	Years
Convenience Stores	Chandler	TX	—	1,839	1,771	—	—	1,839	1,771	3,610	(262)	1987	6/15/2020	7	to	35	Years
Healthcare	Jacksonville	FL	—	1,175	2,666	—	34	1,175	2,700	3,875	(375)	2016	6/19/2020	10	to	35	Years
Healthcare	Jacksonville	FL	—	1,427	3,504	—	—	1,427	3,504	4,931	(469)	2016	6/19/2020	10	to	35	Years
Home Improvement	La Quinta	CA	—	2,616	5,785	—	27	2,616	5,812	8,428	(1,273)	2005	6/19/2020	10	to	20	Years
Auto Parts	West Peoria	IL	—	179	711	—	—	179	711	890	(123)	1995	6/29/2020	6	to	31	Years
Auto Parts	Penn Hills	PA	—	297	631	—	—	297	631	928	(123)	1995	6/29/2020	8	to	29	Years
Auto Parts	St. Louis	MO	—	271	970	—	—	271	970	1,241	(152)	1998	6/29/2020	9	to	35	Years
Auto Parts	Breckenridge Hills	MO	—	94	878	—	—	94	878	972	(107)	1999	6/29/2020	9	to	35	Years
Auto Parts	Brunswick	GA	—	540	848	—	—	540	848	1,388	(133)	2000	6/29/2020	9	to	35	Years
Auto Parts	Fort Pierce	FL	—	217	934	—	—	217	934	1,151	(140)	1997	6/29/2020	10	to	35	Years
Auto Parts	Lakeland	FL	—	408	1,005	—	—	408	1,005	1,413	(144)	1999	6/29/2020	10	to	35	Years
Auto Parts	Orlando	FL	—	746	672	—	—	746	672	1,418	(115)	1999	6/29/2020	9	to	33	Years
Auto Parts	Titusville	FL	—	990	586	—	—	990	586	1,576	(102)	1998	6/29/2020	9	to	35	Years
Auto Parts	Claxton	GA	—	95	877	—	—	95	877	972	(110)	1999	6/29/2020	10	to	35	Years
Auto Parts	Griffin	GA	—	255	851	—	—	255	851	1,106	(123)	1999	6/29/2020	9	to	35	Years
Auto Parts	Gonzales	LA	—	557	698	—	—	557	698	1,255	(96)	2000	6/29/2020	7	to	35	Years
Auto Parts	Bay St. Louis	MS	—	376	684	—	—	376	684	1,060	(107)	1999	6/29/2020	8	to	35	Years
Auto Parts	Brookhaven	MS	—	143	893	—	—	143	893	1,036	(109)	1998	6/29/2020	9	to	35	Years
Auto Parts	Laurel	MS	—	147	1,026	—	—	147	1,026	1,173	(127)	1998	6/29/2020	9	to	35	Years
General Retail	Tupelo	MS	—	2,817	7,341	—	—	2,817	7,341	10,158	(1,770)	1992	7/2/2020	6	to	20	Years
Home Improvement	Orland Park	IL	—	6,155	8,729	—	15	6,155	8,744	14,899	(1,690)	1993	7/2/2020	7	to	21	Years
Wholesale Warehouse Club	Tupelo	MS	—	2,233	4,460	—	342	2,233	4,802	7,035	(1,088)	1992	7/2/2020	6	to	20	Years
Auto Parts	Barton	VT	—	111	395	—	11	111	406	517	(86)	1890	8/28/2020	6	to	20	Years
Auto Parts	Newport	NH	—	141	431	—	39	141	470	611	(121)	1979	8/28/2020	5	to	17	Years
Auto Parts	St. Albans	VT	—	161	459	—	—	161	459	620	(90)	1999	8/28/2020	7	to	24	Years
Auto Parts	Colebrook	NH	—	193	524	—	—	193	524	717	(107)	1984	8/28/2020	7	to	21	Years
Auto Parts	Lancaster	NH	—	159	334	—	—	159	334	493	(73)	1970	8/28/2020	6	to	20	Years
Auto Parts	Morristown	VT	—	187	661	—	—	187	661	848	(112)	1962	8/28/2020	6	to	25	Years
Auto Parts	Bradford	VT	—	114	373	—	35	114	408	522	(84)	1973	8/28/2020	8	to	20	Years
Home Improvement	Salem	VA	—	4,615	16,885	—	—	4,615	16,885	21,500	(2,225)	2010	9/14/2020	10	to	33	Years
Dollar Stores	Little Rock	AR	—	269	775	—	43	269	818	1,087	(113)	2009	9/28/2020	9	to	35	Years
Auto Parts	Belpre	OH	—	375	924	—	—	375	924	1,299	(127)	2014	9/30/2020	8	to	35	Years
Auto Parts	Springfield	OH	—	241	751	—	—	241	751	992	(118)	1997	9/30/2020	5	to	32	Years
Auto Parts	Milwaukee (Fond du Lac Ave)	WI	—	485	1,101	—	—	485	1,101	1,586	(136)	2004	9/30/2020	6	to	35	Years
Auto Parts	Wisconsin Rapids	WI	—	400	988	—	—	400	988	1,388	(130)	2004	9/30/2020	6	to	35	Years
Auto Parts	Ebensburg	PA	—	281	615	—	57	281	672	953	(119)	1997	9/30/2020	6	to	27	Years
Auto Parts	Lewistown	PA	—	182	835	—	—	182	835	1,017	(112)	1997	9/30/2020	8	to	35	Years
Auto Parts	Ledgewood	NJ	—	703	1,433	—	—	703	1,433	2,136	(178)	2016	9/30/2020	11	to	35	Years
Auto Parts	Egg Harbor Township	NJ	—	514	1,970	—	—	514	1,970	2,484	(244)	2014	9/30/2020	9	to	35	Years
Auto Parts	Quarryville	PA	—	613	1,561	—	—	613	1,561	2,174	(184)	2017	9/30/2020	10	to	35	Years
Auto Parts	Ballston Spa	NY	—	207	1,272	—	—	207	1,272	1,479	(163)	2014	9/30/2020	9	to	35	Years
Auto Parts	Manchester	PA	—	558	1,047	—	—	558	1,047	1,605	(152)	2014	9/30/2020	9	to	35	Years
Auto Parts	Myerstown	PA	—	392	1,219	—	9	392	1,228	1,620	(161)	2015	9/30/2020	9	to	35	Years
Auto Parts	Gettysburg	PA	—	492	1,353	—	—	492	1,353	1,845	(178)	2016	9/30/2020	10	to	35	Years
Auto Parts	Middle River	MD	—	608	1,430	—	—	608	1,430	2,038	(182)	2016	9/30/2020	9	to	35	Years
Dollar Stores	Petersburg	VA	—	349	1,311	—	—	349	1,311	1,660	(163)	2019	9/30/2020	10	to	35	Years
Dollar Stores	Queensbury	NY	—	234	1,381	—	—	234	1,381	1,615	(177)	2015	9/30/2020	10	to	35	Years
Home Improvement	Fargo	ND	—	524	787	—	—	524	787	1,311	(113)	2014	9/30/2020	4	to	35	Years
Auto Parts	Odessa	TX	—	219	732	—	—	219	732	951	(95)	2005	10/1/2020	10	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Auto Parts	Demoote	IN	—	391	942	—	—	391	942	1,333	(121)	2008	10/1/2020	11	to	35	Years
Auto Parts	Greenwood	SC	—	189	405	—	191	189	596	785	(110)	1967	10/1/2020	6	to	20	Years
Farm Supplies	Weatherford	OK	—	1,198	2,033	—	—	1,198	2,033	3,231	(362)	2008	10/13/2020	10	to	29	Years
Auto Parts	Marianna	FL	—	302	1,677	—	—	302	1,677	1,979	(193)	2020	10/14/2020	10	to	35	Years
Auto Parts	Warner Robins	GA	—	500	1,247	—	—	500	1,247	1,747	(149)	2006	10/30/2020	10	to	35	Years
Dollar Stores	Pittsburgh	PA	—	729	1,291	—	—	729	1,291	2,020	(172)	2017	10/30/2020	10	to	35	Years
Consumer Electronics	Reynoldsburg	OH	—	1,683	4,873	—	14	1,683	4,887	6,570	(654)	2004	11/9/2020	7	to	35	Years
Healthcare	Allen	TX	—	453	1,525	—	15	453	1,540	1,993	(214)	2008	11/24/2020	10	to	33	Years
Discount Retail	Spokane Valley	WA	—	1,494	4,067	—	—	1,494	4,067	5,561	(525)	1997	12/1/2020	6	to	30	Years
Equipment Rental and Leasing	LeGrange	GA	—	669	970	—	—	669	970	1,639	(126)	2018	12/3/2020	8	to	33	Years
Auto Parts	Little Rock	AR	—	286	873	—	—	286	873	1,159	(96)	2002	12/9/2020	9	to	35	Years
Drug Stores & Pharmacies	Semmes	AL	—	737	818	—	—	737	818	1,555	(125)	1999	12/11/2020	7	to	25	Years
Grocery	Beekman	NY	—	3,785	7,139	—	—	3,785	7,139	10,924	(821)	1996	12/16/2020	5	to	33	Years
Dollar Stores	Johnstown	PA	—	153	1,234	—	—	153	1,234	1,387	(139)	2016	12/18/2020	9	to	35	Years
Auto Parts	Bellows Falls	VT	—	55	817	—	27	55	844	899	(99)	1949	12/21/2020	8	to	30	Years
Auto Parts	Enosburg Falls	VT	—	138	802	—	—	138	802	940	(116)	1895	12/21/2020	11	to	24	Years
Auto Parts	South Barre	VT	—	295	566	—	—	295	566	861	(87)	1965	12/21/2020	8	to	31	Years
Consumer Electronics	Heath	OH	—	1,205	2,348	—	53	1,205	2,401	3,606	(360)	1998	12/21/2020	4	to	30	Years
General Retail	Kingston	MA	—	3,950	—	—	—	3,950	—	3,950	—	2002	12/23/2020
Discount Retail	Terre Haute	IN	—	940	2,525	—	—	940	2,525	3,465	(428)	1989	12/28/2020	6	to	22	Years
Grocery	Rowlett	TX	—	1,654	2,882	—	—	1,654	2,882	4,536	(344)	1997	12/28/2020	8	to	35	Years
Grocery	Dallas	TX	—	1,611	2,123	—	—	1,611	2,123	3,734	(225)	1987	12/29/2020	10	to	35	Years
Quick Service Restaurants	Warner Robins	GA	—	2,279	—	—	—	2,279	—	2,279	—	2020	12/29/2020
Dollar Stores	Chester	PA	—	697	876	—	—	697	876	1,573	(188)	1996	12/31/2020	5	to	22	Years
Home Improvement	Benton Harbor	MI	—	170	1,338	—	—	170	1,338	1,508	(163)	2020	1/13/2021	10	to	35	Years
Healthcare	Schnecksville	PA	—	195	3,111	—	27	195	3,138	3,333	(295)	2018	1/29/2021	9	to	35	Years
Discount Retail	Yuma	AZ	—	1,032	2,983	—	17	1,032	3,000	4,032	(198)	2022	2/8/2021	6	to	33	Years
Convenience Stores	Palm Coast	FL	—	1,485	2,356	—	—	1,485	2,356	3,841	(253)	2020	2/12/2021	11	to	35	Years
Dollar Stores	Birmingham	AL	—	189	1,031	—	—	189	1,031	1,220	(125)	2013	2/12/2021	7	to	35	Years
Dollar Stores	Waycross	GA	—	170	1,172	—	—	170	1,172	1,342	(143)	2013	2/12/2021	6	to	35	Years
Dollar Stores	Ocoee	FL	—	336	1,145	—	—	336	1,145	1,481	(135)	2013	2/12/2021	7	to	35	Years
Auto Parts	Bridgeport	CT	—	291	1,080	—	—	291	1,080	1,371	(102)	1972	2/22/2021	6	to	35	Years
Dollar Stores	Thomasville	NC	—	381	795	—	—	381	795	1,176	(138)	1956	3/24/2021	8	to	24	Years
Dollar Stores	Pertersburg	VA	—	235	1,137	—	—	235	1,137	1,372	(127)	1997	3/24/2021	8	to	35	Years
Equipment Rental and Leasing	Hilliard	OH	—	839	1,148	—	—	839	1,148	1,987	(153)	2014	3/25/2021	9	to	35	Years
Auto Parts	Utica	NY	—	372	1,177	—	—	372	1,177	1,549	(130)	1996	3/26/2021	8	to	34	Years
Automotive Service	Wichita	KS	—	990	959	—	—	990	959	1,949	(101)	2000	3/26/2021	6	to	33	Years
Auto Parts	Bellingham	MA	—	1,457	970	—	—	1,457	970	2,427	(107)	2008	3/30/2021	7	to	35	Years
General Retail	Greece	NY	—	1,751	6,212	—	73	1,751	6,285	8,036	(1,249)	1991	3/30/2021	9	to	17	Years
Arts & Crafts	Olympia	WA	—	2,025	4,763	—	—	2,025	4,763	6,788	(628)	1978	3/31/2021	6	to	26	Years
Arts & Crafts	Springfield	IL	—	886	3,685	—	34	886	3,719	4,605	(747)	1989	3/31/2021	10	to	20	Years
Arts & Crafts	Fort Dodge	IA	—	532	2,062	—	304	532	2,366	2,898	(493)	1985	3/31/2021	8	to	15	Years
Auto Parts	Bethel	VT	—	67	278	—	17	67	295	362	(48)	1948	3/31/2021	5	to	20	Years
Auto Parts	Springfield	VT	—	193	779	—	151	193	930	1,123	(112)	1975	3/31/2021	8	to	29	Years
Discount Retail	Fort Dodge	IA	—	224	857	—	81	224	938	1,162	(219)	1985	3/31/2021	4	to	15	Years
Dollar Stores	Toledo	OH	—	174	961	—	—	174	961	1,135	(144)	1972	3/31/2021	6	to	30	Years
Dollar Stores	Franklin	OH	—	159	535	—	—	159	535	694	(107)	2005	3/31/2021	3	to	25	Years
Drug Stores & Pharmacies	Spencer	IN	—	1,648	2,433	—	—	1,648	2,433	4,081	(263)	2010	3/31/2021	8	to	35	Years
Drug Stores & Pharmacies	Indianapolis	IN	—	371	2,056	—	—	371	2,056	2,427	(195)	1997	3/31/2021	6	to	35	Years
Farm Supplies	Olympia	WA	—	2,140	3,491	—	—	2,140	3,491	5,631	(489)	1978	3/31/2021	5	to	30	Years
Grocery	Mt. Gilead	OH	—	688	2,316	—	—	688	2,316	3,004	(536)	1988	3/31/2021	6	to	16	Years
Grocery	Rio Rancho	NM	—	1,759	3,055	—	—	1,759	3,055	4,814	(314)	2020	3/31/2021	11	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Home Improvement	Merrillville	IN	—	378	2,743	—	—	378	2,743	3,121	(283)	2007	3/31/2021	9	to	35	Years
Drug Stores & Pharmacies	Hemingway	SC	—	97	1,337	—	22	97	1,359	1,456	(155)	1985	4/16/2021	8	to	30	Years
Auto Parts	Rocky Mount	NC	—	711	—	—	—	711	—	711	—	2009	4/23/2021
Drug Stores & Pharmacies	Kenosha	WI	—	1,159	3,231	—	42	1,159	3,273	4,432	(357)	1985	4/30/2021	7	to	28	Years
Convenience Stores	Georgetown	SC	—	294	1,485	—	—	294	1,485	1,779	(166)	1996	5/6/2021	7	to	30	Years
Convenience Stores	Portola	CA	—	1,897	2,199	—	—	1,897	2,199	4,096	(230)	1993	5/7/2021	10	to	33	Years
Convenience Stores	Jamestown	CA	—	1,373	1,753	—	—	1,373	1,753	3,126	(212)	1977	5/11/2021	12	to	27	Years
Convenience Stores	Auburn	CA	—	415	785	—	—	415	785	1,200	(91)	1962	5/12/2021	15	to	27	Years
Convenience Stores	Wallace	CA	—	1,412	1,729	—	—	1,412	1,729	3,141	(212)	1979	5/13/2021	10	to	27	Years
Convenience Stores	Colfax	CA	—	896	1,527	—	—	896	1,527	2,423	(183)	1968	5/14/2021	12	to	27	Years
Arts & Crafts	Fond Du Lac	WI	—	1,600	1,860	—	15	1,600	1,875	3,475	(104)	2022	5/18/2021	10	to	35	Years
Discount Retail	Fond Du Lac	WI	—	1,400	1,457	—	11	1,400	1,468	2,868	(104)	2021	5/18/2021	10	to	35	Years
Arts & Crafts	Heath	OH	—	383	3,603	—	53	383	3,656	4,039	(427)	1998	6/17/2021	7	to	29	Years
Grocery	Monroe	WI	—	848	7,535	—	21	848	7,556	8,404	(757)	2004	6/22/2021	8	to	30	Years
Quick Service Restaurants	Bardstown	KY	—	926	1,291	—	—	926	1,291	2,217	(140)	1985	6/23/2021	9	to	30	Years
Consumer Electronics	Brownsville	TX	—	1,596	5,146	—	—	1,596	5,146	6,742	(492)	2001	6/25/2021	5	to	35	Years
Consumer Electronics	Toledo	OH	—	766	3,535	—	24	766	3,559	4,325	(427)	1992	6/25/2021	5	to	27	Years
Dollar Stores	Dayton	OH	—	285	1,154	—	—	285	1,154	1,439	(116)	2000	6/28/2021	8	to	35	Years
Dollar Stores	Schenectady	NY	—	249	1,451	—	—	249	1,451	1,700	(130)	1997	6/28/2021	9	to	35	Years
Dollar Stores	Dryden	NY	—	286	1,109	—	—	286	1,109	1,395	(127)	2013	6/28/2021	7	to	35	Years
Dollar Stores	Prattsburgh	NY	—	124	1,364	—	—	124	1,364	1,488	(160)	2014	6/28/2021	8	to	35	Years
Dollar Stores	Germantown	NY	—	241	1,620	—	—	241	1,620	1,861	(157)	2020	6/28/2021	10	to	35	Years
Dollar Stores	Lanesborough	MA	—	373	1,188	—	—	373	1,188	1,561	(141)	2013	6/28/2021	8	to	35	Years
Dollar Stores	Mayfield	NY	—	260	1,206	—	—	260	1,206	1,466	(134)	2015	6/28/2021	9	to	35	Years
Dollar Stores	Ballston Spa	NY	—	231	1,242	—	—	231	1,242	1,473	(128)	2015	6/28/2021	9	to	35	Years
Dollar Stores	Trotwood	OH	—	361	768	—	—	361	768	1,129	(105)	2012	6/28/2021	6	to	35	Years
Consumer Electronics	Burbank	IL	—	3,116	6,171	—	—	3,116	6,171	9,287	(804)	1997	6/29/2021	6	to	30	Years
Dollar Stores	Oklahoma City	OK	—	531	1,158	—	—	531	1,158	1,689	(128)	1981	6/29/2021	8	to	29	Years
Home Improvement	Alsip	IL	—	353	1,092	—	—	353	1,092	1,445	(103)	2015	6/29/2021	4	to	35	Years
Quick Service Restaurants	Oklahoma City	OK	—	740	—	—	—	740	—	740	—	2008	6/29/2021
Arts & Crafts	Washington	PA	—	875	4,924	—	—	875	4,924	5,799	(453)	2014	6/30/2021	6	to	34	Years
Home Improvement	Sioux Falls	SD	—	848	4,083	—	—	848	4,083	4,931	(270)	2022	7/8/2021	12	to	35	Years
Auto Parts	Houma	LA	—	181	1,257	—	—	181	1,257	1,438	(103)	2009	8/10/2021	10	to	35	Years
Arts & Crafts	Sumter	SC	—	1,614	2,576	—	67	1,614	2,643	4,257	(416)	1975	8/23/2021	6	to	22	Years
Discount Retail	Sumter	SC	—	959	1,519	—	24	959	1,543	2,502	(249)	1975	8/23/2021	7	to	22	Years
Discount Retail	California	MD	—	241	1,984	—	—	241	1,984	2,225	(146)	2001	9/8/2021	5	to	35	Years
Quick Service Restaurants	Danville	IN	—	830	1,132	—	—	830	1,132	1,962	(127)	2021	9/13/2021	10	to	30	Years
Healthcare	Houston	TX	—	798	3,318	—	—	798	3,318	4,116	(269)	1993	9/14/2021	8	to	35	Years
Dollar Stores	Iva	SC	—	105	880	—	—	105	880	985	(81)	2005	9/20/2021	5	to	35	Years
Discount Retail	Dunbar	WV	—	318	1,982	—	24	318	2,006	2,324	(210)	2017	9/30/2021	6	to	26	Years
Dollar Stores	Akron	OH	—	130	691	—	12	130	703	833	(75)	1946	9/30/2021	7	to	28	Years
Drug Stores & Pharmacies	Cottonwood	AZ	—	2,158	2,681	—	—	2,158	2,681	4,839	(219)	1999	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Louisville	KY	—	904	2,489	—	—	904	2,489	3,393	(209)	1998	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Rio Rancho	NM	—	2,278	2,377	—	—	2,278	2,377	4,655	(208)	2000	9/30/2021	5	to	33	Years
Drug Stores & Pharmacies	Mentor	OH	—	1,348	2,647	(200)	(394)	1,148	2,253	3,401	(197)	1997	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Moline	IL	—	1,915	2,860	—	—	1,915	2,860	4,775	(233)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Decatur	IL	—	702	2,878	—	—	702	2,878	3,580	(226)	1999	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Hammond	IN	—	1,073	3,207	—	—	1,073	3,207	4,280	(260)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Edinburg	TX	—	1,544	2,108	—	—	1,544	2,108	3,652	(172)	2000	9/30/2021	5	to	35	Years
Drug Stores & Pharmacies	Rockford	IL	—	295	1,735	—	—	295	1,735	2,030	(179)	1991	9/30/2021	8	to	28	Years
Drug Stores & Pharmacies	Chicago	IL	—	1,788	2,720	—	—	1,788	2,720	4,508	(259)	1997	9/30/2021	7	to	30	Years
Drug Stores & Pharmacies	Jerseyville	IL	—	1,981	3,282	—	—	1,981	3,282	5,263	(267)	2014	9/30/2021	10	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Healthcare	Rantoul	IL	—	92	1,671	—	—	92	1,671	1,763	(162)	2011	9/30/2021	10	to	35	Years
Healthcare	Danville	IL	—	130	1,584	—	—	130	1,584	1,714	(133)	2020	9/30/2021	10	to	35	Years
Healthcare	Urbana	IL	—	674	1,294	(169)	(324)	505	970	1,475	(85)	2018	9/30/2021	8	to	35	Years
Grocery	Slidell	LA	—	1,159	3,444	—	—	1,159	3,444	4,603	(469)	1995	10/13/2021	6	to	22	Years
Grocery	Slidell	LA	—	1,723	3,305	—	—	1,723	3,305	5,028	(506)	1999	10/13/2021	6	to	20	Years
Discount Retail	Oakwood	OH	—	283	2,035	—	32	283	2,067	2,350	(291)	1991	10/20/2021	7	to	17	Years
Casual Dining	Avondale	IL	—	3,073	—	—	—	3,073	—	3,073	—	2014	10/25/2021
Health and Fitness	Avondale	IL	—	3,947	10,398	—	29	3,947	10,427	14,374	(715)	1984	10/25/2021	12	to	35	Years
Home Improvement	Avondale	IL	—	9,146	13,194	—	72	9,146	13,266	22,412	(983)	1984	10/25/2021	12	to	35	Years
Home Improvement	Racine	WI	—	1,898	7,247	—	21	1,898	7,268	9,166	(1,114)	1991	10/27/2021	15	to	18	Years
Arts & Crafts	Flagstaff	AZ	—	988	7,797	—	15	988	7,812	8,800	(609)	1979	10/28/2021	7	to	35	Years
Discount Retail	Oroville	CA	—	405	3,123	—	8	405	3,131	3,536	(294)	1999	10/28/2021	7	to	33	Years
Equipment Rental and Leasing	Warner Robins	GA	—	425	1,820	—	—	425	1,820	2,245	(193)	2021	10/28/2021	10	to	35	Years
Home Improvement	Green Bay	WI	—	292	1,070	—	—	292	1,070	1,362	(160)	1992	10/28/2021	7	to	20	Years
Dollar Stores	Woodland	AL	—	345	1,230	—	—	345	1,230	1,575	(72)	2022	11/12/2021	15	to	35	Years
Equipment Rental and Leasing	Cortland	OH	—	199	1,913	—	—	199	1,913	2,112	(157)	2015	11/15/2021	8	to	35	Years
Consumer Electronics	Baton Rouge	LA	—	5,057	3,647	—	15	5,057	3,662	8,719	(446)	1997	11/24/2021	6	to	26	Years
Dollar Stores	Springfield	OH	—	435	154	—	105	435	259	694	(63)	1950	11/24/2021	2	to	15	Years
Arts & Crafts	Sheboygan	WI	—	1,893	2,030	—	—	1,893	2,030	3,923	(70)	2022	12/3/2021	9	to	35	Years
Discount Retail	Sheboygan	WI	—	2,049	2,056	—	—	2,049	2,056	4,105	(74)	2022	12/3/2021	10	to	35	Years
Dollar Stores	Oklahoma City	OK	—	295	664	—	53	295	717	1,012	(78)	2006	12/8/2021	5	to	23	Years
Dollar Stores	Harper Woods	MI	—	627	1,165	—	10	627	1,175	1,802	(100)	1972	12/9/2021	10	to	30	Years
Automotive Service	Middletown	OH	—	342	632	—	—	342	632	974	(69)	1974	12/10/2021	6	to	25	Years
Automotive Service	Hamilton	OH	—	321	1,122	—	201	321	1,323	1,644	(101)	1922	12/10/2021	7	to	25	Years
Automotive Service	Hamilton	OH	—	393	1,003	—	—	393	1,003	1,396	(106)	1964	12/10/2021	7	to	23	Years
Dollar Stores	Columbus	GA	—	173	967	—	—	173	967	1,140	(82)	2003	12/13/2021	6	to	31	Years
Dollar Stores	Phenix City	AL	—	176	980	—	—	176	980	1,156	(82)	2005	12/13/2021	4	to	35	Years
Drug Stores & Pharmacies	Gales Ferry	CT	—	1,687	2,326	—	—	1,687	2,326	4,013	(232)	2012	12/21/2021	6	to	31	Years
Drug Stores & Pharmacies	St. Joseph	MI	—	2,494	2,671	—	—	2,494	2,671	5,165	(219)	2015	12/21/2021	6	to	35	Years
Drug Stores & Pharmacies	El Centro	CA	—	890	4,656	—	—	890	4,656	5,546	(325)	2002	12/21/2021	6	to	35	Years
Drug Stores & Pharmacies	Groton	CT	—	1,195	3,833	—	—	1,195	3,833	5,028	(271)	2004	12/21/2021	6	to	35	Years
Discount Retail	Grand Island	NE	—	337	2,333	—	—	337	2,333	2,670	(156)	1990	12/23/2021	6	to	35	Years
Arts & Crafts	D'Iberville	MS	—	1,036	5,970	—	—	1,036	5,970	7,006	(181)	2023	12/29/2021	12	to	35	Years
Auto Parts	Syracuse	NY	—	486	1,316	—	—	486	1,316	1,802	(114)	2004	12/29/2021	7	to	35	Years
Arts & Crafts	Winder	GA	—	1,217	5,919	—	—	1,217	5,919	7,136	(173)	2023	12/30/2021	9	to	35	Years
Auto Parts	Golden	CO	—	594	974	—	10	594	984	1,578	(78)	2009	12/30/2021	3	to	35	Years
Auto Parts	Lithonia	GA	—	605	1,422	—	—	605	1,422	2,027	(109)	1996	12/30/2021	3	to	35	Years
Grocery	Omaha	NE	—	1,559	4,866	—	260	1,559	5,126	6,685	(556)	2010	1/19/2022	8	to	25	Years
Arts & Crafts	Douglas	GA	—	465	4,317	—	18	465	4,335	4,800	(325)	2021	1/21/2022	10	to	35	Years
Healthcare	Denton	TX	—	554	2,623	—	—	554	2,623	3,177	(212)	1982	1/28/2022	6	to	29	Years
Auto Parts	Decatur	GA	—	257	840	—	15	257	855	1,112	(65)	1999	2/11/2022	5	to	35	Years
Dollar Stores	Fair Haven	VT	—	151	1,051	—	—	151	1,051	1,202	(95)	1960	2/17/2022	4	to	28	Years
Dollar Stores	Morehead City	NC	—	563	1,131	—	—	563	1,131	1,694	(92)	2002	2/18/2022	4	to	35	Years
Home Improvement	Litchfield	IL	—	138	1,328	—	104	138	1,432	1,570	(144)	2022	3/4/2022	10	to	25	Years
Drug Stores & Pharmacies	Mobile	AL	—	954	2,570	—	—	954	2,570	3,524	(173)	2003	3/10/2022	7	to	35	Years
Dollar Stores	Monticello	GA	—	346	1,323	—	—	346	1,323	1,669	(118)	2016	3/14/2022	8	to	35	Years
Dollar Stores	Overton	NV	—	85	1,228	—	—	85	1,228	1,313	(83)	2012	3/15/2022	5	to	35	Years
Dollar Stores	Naturita	CO	—	100	935	—	—	100	935	1,035	(69)	2014	3/15/2022	7	to	34	Years
Dollar Stores	Milford	UT	—	62	1,075	—	—	62	1,075	1,137	(68)	2015	3/15/2022	8	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Home Improvement	Edgewood	NM	—	426	1,066	—	177	426	1,243	1,669	(124)	2022	3/15/2022	6	to	25	Years
Home Improvement	Hermitage	PA	—	585	2,420	—	—	585	2,420	3,005	(257)	2000	3/15/2022	7	to	23	Years
Healthcare	Houston	TX	—	455	2,092	—	—	455	2,092	2,547	(133)	2014	3/24/2022	7	to	35	Years
Healthcare	Amarillo	TX	—	413	1,815	—	—	413	1,815	2,228	(138)	2012	3/24/2022	6	to	30	Years
Healthcare	Kaufman	TX	—	268	1,677	—	15	268	1,692	1,960	(101)	2008	3/24/2022	7	to	35	Years
Dollar Stores	Ely	NV	—	134	1,136	—	—	134	1,136	1,270	(76)	2014	3/25/2022	8	to	35	Years
Arts & Crafts	Dothan	AL	—	1,410	5,101	—	28	1,410	5,129	6,539	(521)	1970	3/30/2022	4	to	20	Years
Casual Dining	Dothan	AL	—	564	586	—	—	564	586	1,150	(84)	2003	3/30/2022	6	to	16	Years
Discount Retail	Alpena	MI	—	697	3,825	—	—	697	3,825	4,522	(46)	2023	3/30/2022	9	to	35	Years
Grocery	Dothan	AL	—	1,155	5,178	—	64	1,155	5,242	6,397	(340)	1968	3/30/2022	7	to	32	Years
Quick Service Restaurants	Dothan	AL	—	427	1,275	—	—	427	1,275	1,702	(95)	2011	3/30/2022	4	to	29	Years
Dollar Stores	Livonia	MI	—	96	1,292	—	534	96	1,826	1,922	(102)	1956	3/31/2022	4	to	28	Years
Dollar Stores	Lewistown	PA	—	220	1,795	—	—	220	1,795	2,015	(124)	2019	3/31/2022	7	to	35	Years
Dollar Stores	Orrstown	PA	—	193	1,377	—	—	193	1,377	1,570	(137)	2019	3/31/2022	7	to	35	Years
General Retail	Kansas City	KS	—	600	7,312	—	—	600	7,312	7,912	(497)	2014	3/31/2022	7	to	33	Years
Drug Stores & Pharmacies	West Allis	WI	—	2,690	3,410	—	—	2,690	3,410	6,100	(199)	2008	4/18/2022	7	to	35	Years
Dollar Stores	Magdelena	NM	—	65	892	—	—	65	892	957	(73)	2009	4/19/2022	3	to	30	Years
Grocery	Tonawanda	NY	—	784	6,998	—	—	784	6,998	7,782	(515)	2001	4/21/2022	5	to	28	Years
Dollar Stores	Penasco	NM	—	181	1,030	—	—	181	1,030	1,211	(81)	2009	5/2/2022	3	to	28	Years
Automotive Service	Mayfield	OH	—	1,434	1,566	—	19	1,434	1,585	3,019	(110)	1968	5/13/2022	6	to	25	Years
Casual Dining	Mayfield	OH	—	424	338	—	19	424	357	781	(39)	1968	5/13/2022	5	to	16	Years
Grocery	La Place	LA	—	4,359	4,751	—	—	4,359	4,751	9,110	(447)	1997	5/13/2022	6	to	22	Years
Grocery	Tonawanda	NY	—	1,207	10,122	—	—	1,207	10,122	11,329	(637)	2001	6/13/2022	4	to	31	Years
Auto Parts	Sparks	NV	—	903	2,584	—	—	903	2,584	3,487	(265)	1980	6/24/2022	5	to	22	Years
Farm Supplies	Sparks	NV	—	765	1,944	—	—	765	1,944	2,709	(225)	1980	6/24/2022	5	to	19	Years
Home Improvement	Sparks	NV	—	355	1,287	—	—	355	1,287	1,642	(132)	1980	6/24/2022	6	to	19	Years
Drug Stores & Pharmacies	Tulare	CA	—	1,550	4,156	—	—	1,550	4,156	5,706	(230)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Fort Wayne	IN	—	2,751	3,796	—	—	2,751	3,796	6,547	(203)	2010	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Noblesville	IN	—	2,623	3,915	—	—	2,623	3,915	6,538	(223)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Jackson	MS	—	2,286	3,036	—	—	2,286	3,036	5,322	(165)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Newport News	VA	—	4,408	3,802	—	—	4,408	3,802	8,210	(226)	2009	6/28/2022	9	to	35	Years
Drug Stores & Pharmacies	Yorktown	VA	—	3,996	3,749	—	—	3,996	3,749	7,745	(211)	2009	6/28/2022	8	to	35	Years
Grocery	Palmdale	CA	—	2,046	7,504	—	200	2,046	7,704	9,750	(386)	2000	6/28/2022	6	to	35	Years
Specialty	Palmdale	CA	—	1,019	3,935	—	—	1,019	3,935	4,954	(203)	2000	6/28/2022	5	to	35	Years
Dollar Stores	Springfield	IL	—	142	990	—	—	142	990	1,132	(92)	1980	6/30/2022	2	to	20	Years
Dollar Stores	Buffalo	NY	—	170	1,813	—	—	170	1,813	1,983	(94)	2019	6/30/2022	7	to	35	Years
Drug Stores & Pharmacies	Athens	GA	—	2,272	3,919	—	—	2,272	3,919	6,191	(206)	2009	7/1/2022	10	to	35	Years
Drug Stores & Pharmacies	Rockford	IL	—	2,285	4,649	—	—	2,285	4,649	6,934	(238)	2009	7/1/2022	9	to	35	Years
Drug Stores & Pharmacies	New Orleans	LA	—	2,228	3,699	—	—	2,228	3,699	5,927	(200)	2009	7/1/2022	11	to	35	Years
Drug Stores & Pharmacies	Bismarck	ND	—	2,143	3,913	—	—	2,143	3,913	6,056	(206)	2009	7/1/2022	9	to	35	Years
Drug Stores & Pharmacies	Las Vegas	NV	—	3,129	4,847	—	—	3,129	4,847	7,976	(260)	2009	7/1/2022	9	to	35	Years
Grocery	Harrison	MI	—	564	4,579	—	29	564	4,608	5,172	(364)	2001	7/26/2022	5	to	29	Years
Dollar Stores	Oglethorpe	GA	—	112	802	—	—	112	802	914	(58)	2009	8/3/2022	5	to	27	Years
Grocery	Janesville	WI	—	2,039	15,748	—	—	2,039	15,748	17,787	(751)	2015	8/17/2022	7	to	35	Years
Auto Parts	Marion	IN	—	469	495	—	33	469	528	997	(85)	1961	9/8/2022	5	to	9	Years
Dollar Stores	Marion	IN	—	469	676	—	94	469	770	1,239	(80)	1961	9/8/2022	3	to	16	Years
Auto Parts	Bluefiled	WV	—	55	673	—	45	55	718	773	(52)	1996	9/20/2022	6	to	22	Years
Discount Retail	Forest City	NC	—	544	968	—	—	544	968	1,512	(173)	1989	9/20/2022	4	to	13	Years
Dollar Stores	Bluefiled	WV	—	55	608	—	—	55	608	663	(50)	1996	9/20/2022	4	to	19	Years
Drug Stores & Pharmacies	Philadelphia	PA	—	2,888	—	—	—	2,888	—	2,888	—	1997	9/21/2022
Dollar Stores	Lithia Springs	GA	—	213	1,722	—	—	213	1,722	1,935	(82)	2011	9/23/2022	4	to	35	Years
Grocery	Orange City	IA	—	358	4,950	—	—	358	4,950	5,308	(222)	2017	9/23/2022	8	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Drug Stores & Pharmacies	Swansea	IL	—	1,172	1,876	—	—	1,172	1,876	3,048	(161)	1997	9/28/2022	4	to	20	Years
Discount Retail	Elizabeth City	NC	—	639	2,226	—	—	639	2,226	2,865	(180)	1993	9/29/2022	3	to	24	Years
Drug Stores & Pharmacies	Salisbury	NC	—	2,218	2,953	—	—	2,218	2,953	5,171	(146)	2006	9/29/2022	6	to	33	Years
Drug Stores & Pharmacies	Statesville	NC	—	986	2,751	—	—	986	2,751	3,737	(134)	2005	9/29/2022	7	to	32	Years
Drug Stores & Pharmacies	Farmville	VA	—	4,155	3,459	—	—	4,155	3,459	7,614	(145)	2015	9/29/2022	9	to	35	Years
Grocery	Elizabeth City	NC	—	1,246	1,492	—	—	1,246	1,492	2,738	(422)	1993	9/29/2022	2	to	6	Years
Discount Retail	Fond du Lac	WI	—	267	2,775	—	—	267	2,775	3,042	(133)	1973	9/30/2022	8	to	31	Years
Dollar Stores	Detroit	MI	—	235	1,132	—	—	235	1,132	1,367	(54)	1960	9/30/2022	2	to	31	Years
Grocery	Covington	LA	8,361	1,989	9,693	—	57	1,989	9,750	11,739	(439)	2008	9/30/2022	8	to	35	Years
Grocery	New Haven	IN	—	987	2,356	—	20	987	2,376	3,363	(309)	1977	10/3/2022	4	to	12	Years
Home Improvement	Bossier City	LA	—	757	5,392	—	—	757	5,392	6,149	(52)	2023	10/24/2022	10	to	35	Years
Dollar Stores	South Park	PA	—	188	1,290	—	—	188	1,290	1,478	(59)	2015	10/25/2022	6	to	35	Years
Dollar Stores	Providence	RI	—	1,404	664	—	195	1,404	859	2,263	(58)	1995	11/8/2022	4	to	16	Years
Automotive Service	Douglas	GA	—	786	1,793	—	—	786	1,793	2,579	(69)	2022	11/10/2022	9	to	35	Years
Sporting Goods	Cranberry Township	PA	—	3,211	13,224	—	6	3,211	13,230	16,441	(472)	2012	12/15/2022	5	to	35	Years
Dollar Stores	Baldwin	MI	—	53	1,198	—	—	53	1,198	1,251	(43)	2022	12/21/2022	12	to	35	Years
Dollar Stores	Bemidji	MN	—	71	1,307	—	—	71	1,307	1,378	(48)	2022	12/21/2022	7	to	35	Years
Dollar Stores	Blanchard	MI	—	197	1,190	—	—	197	1,190	1,387	(43)	2022	12/21/2022	11	to	35	Years
Dollar Stores	Crystal	MI	—	125	1,176	—	—	125	1,176	1,301	(41)	2021	12/21/2022	10	to	35	Years
Dollar Stores	South Haven	MI	—	59	1,137	—	—	59	1,137	1,196	(42)	2022	12/21/2022	12	to	35	Years
Dollar Stores	Three Rivers	MI	—	106	1,316	—	—	106	1,316	1,422	(47)	2022	12/21/2022	7	to	35	Years
Dollar Stores	Wabeno	WI	—	193	1,084	—	—	193	1,084	1,277	(39)	2022	12/21/2022	12	to	35	Years
Dollar Stores	Walkerville	MI	—	80	1,195	—	—	80	1,195	1,275	(42)	2022	12/21/2022	12	to	35	Years
Specialty	Tysons	VA	—	9,822	9,487	—	384	9,822	9,871	19,693	(306)	1978	12/28/2022	6	to	35	Years
Dollar Stores	Chipley	FL	—	240	1,251	—	—	240	1,251	1,491	(45)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Alford	FL	—	138	1,220	—	—	138	1,220	1,358	(44)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Ennice	NC	—	89	1,257	—	—	89	1,257	1,346	(47)	2022	12/29/2022	7	to	35	Years
Dollar Stores	Donalsonville	GA	—	122	1,224	—	—	122	1,224	1,346	(44)	2022	12/29/2022	7	to	35	Years
Grocery	Greenfield	WI	—	2,064	20,089	—	—	2,064	20,089	22,153	(882)	1970	12/29/2022	6	to	29	Years
Dollar Stores	Alton	NH	—	183	1,346	—	—	183	1,346	1,529	(41)	2016	2/13/2023	9	to	35	Years
Drug Stores & Pharmacies	Fort Wayne	IN	—	1,041	3,562	—	—	1,041	3,562	4,603	(100)	2002	3/14/2023	5	to	35	Years
Dollar Stores	Shelby	OH	—	41	1,259	—	—	41	1,259	1,300	(37)	2009	3/17/2023	5	to	34	Years
Drug Stores & Pharmacies	Warsaw	IN	—	1,227	2,939	—	—	1,227	2,939	4,166	(91)	2003	3/17/2023	6	to	32	Years
Drug Stores & Pharmacies	Canal Winchester	OH	—	1,532	3,330	—	—	1,532	3,330	4,862	(93)	2004	3/17/2023	6	to	35	Years
Drug Stores & Pharmacies	Irondequoit	NY	—	2,179	3,037	—	—	2,179	3,037	5,216	(85)	2005	3/21/2023	8	to	35	Years
Dollar Stores	Ahoskie	NC	—	70	1,489	—	—	70	1,489	1,559	(41)	2014	3/22/2023	7	to	35	Years
Drug Stores & Pharmacies	Albertville	AL	—	1,635	3,536	—	—	1,635	3,536	5,171	(98)	2008	3/22/2023	8	to	35	Years
Drug Stores & Pharmacies	St. Paul	MN	—	1,095	3,968	—	—	1,095	3,968	5,063	(105)	2003	3/24/2023	5	to	35	Years
Sporting Goods	Helena	MT	—	1,730	6,063	—	—	1,730	6,063	7,793	(183)	2007	3/27/2023	5	to	35	Years
Automotive Service	Charlotte	NC	—	604	460	—	—	604	460	1,064	(29)	1994	3/29/2023	5	to	15	Years
Dollar Stores	Tama	IA	—	119	1,388	—	—	119	1,388	1,507	(38)	2023	3/30/2023	9	to	35	Years
Quick Service Restaurants	Indianola	MS	—	350	1,180	—	—	350	1,180	1,530	(41)	2022	3/30/2023	8	to	29	Years
Quick Service Restaurants	Citonelle	AL	—	364	1,172	—	—	364	1,172	1,536	(45)	2022	3/30/2023	8	to	29	Years
Quick Service Restaurants	Vinemont	AL	—	409	1,125	—	—	409	1,125	1,534	(41)	2022	3/30/2023	8	to	29	Years
Quick Service Restaurants	Tunica	MS	—	244	1,295	—	—	244	1,295	1,539	(49)	2022	3/30/2023	8	to	29	Years
Quick Service Restaurants	Cleveland	MS	—	248	1,284	—	—	248	1,284	1,532	(44)	2023	3/30/2023	13	to	30	Years
Dollar Stores	Enfield	NC	—	64	1,409	—	—	64	1,409	1,473	(39)	2021	3/31/2023	7	to	35	Years
Dollar Stores	Heath Springs	SC	—	126	1,438	—	—	126	1,438	1,564	(37)	2023	3/31/2023	9	to	35	Years
Grocery	North Fort Myers	FL	—	1,043	5,728	—	—	1,043	5,728	6,771	(215)	1999	3/31/2023	7	to	29	Years
Dollar Stores	Cherokee	IA	—	206	1,422	—	—	206	1,422	1,628	(58)	2015	4/26/2023	4	to	22	Years
Dollar Stores	Ramer	AL	—	175	1,213	—	—	175	1,213	1,388	(32)	2022	4/26/2023	7	to	35	Years
Dollar Stores	Russellville	AL	—	126	1,212	—	—	126	1,212	1,338	(32)	2022	4/26/2023	8	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Dollar Stores	Tallassee	AL	—	228	1,278	—	—	228	1,278	1,506	(31)	2022	4/26/2023	12	to	35	Years
Dollar Stores	Rainbow City	AL	—	79	1,361	—	—	79	1,361	1,440	(37)	2022	4/26/2023	9	to	35	Years
Dollar Stores	Headland	AL	—	199	1,571	—	—	199	1,571	1,770	(39)	2023	4/26/2023	8	to	35	Years
Dollar Stores	Killen	AL	—	131	1,534	—	—	131	1,534	1,665	(37)	2023	4/26/2023	13	to	35	Years
Dollar Stores	Ozark	AL	—	296	1,334	—	—	296	1,334	1,630	(36)	2023	4/26/2023	8	to	35	Years
Dollar Stores	Falkville	AL	—	327	1,434	—	—	327	1,434	1,761	(38)	2023	4/26/2023	13	to	35	Years
Drug Stores & Pharmacies	Chelmsford	MA	—	2,729	—	—	—	2,729	—	2,729	—	2012	4/26/2023
Drug Stores & Pharmacies	Houston	TX	—	1,209	3,058	—	—	1,209	3,058	4,267	(75)	2004	4/26/2023	7	to	35	Years
Drug Stores & Pharmacies	Westampton	NJ	—	1,251	3,225	—	—	1,251	3,225	4,476	(99)	2008	4/26/2023	6	to	30	Years
Grocery	Park Ridge	IL	—	3,967	10,810	—	—	3,967	10,810	14,777	(274)	2013	4/26/2023	8	to	35	Years
Grocery	O'Fallon	IL	—	2,076	4,936	—	—	2,076	4,936	7,012	(234)	1996	4/26/2023	4	to	20	Years
Sporting Goods	Frisco	TX	—	2,409	9,316	—	—	2,409	9,316	11,725	(240)	2012	4/26/2023	10	to	35	Years
Dollar Stores	Warren	OH	—	366	1,054	—	—	366	1,054	1,420	(29)	2023	4/28/2023	4	to	34	Years
Dollar Stores	Alamogordo	NM	—	483	1,469	—	—	483	1,469	1,952	(14)	2023	5/1/2023	8	to	35	Years
Dollar Stores	Wise	VA	—	419	1,163	—	—	419	1,163	1,582	(29)	2023	5/2/2023	3	to	34	Years
Dollar Stores	Lodi	NY	—	288	1,173	—	—	288	1,173	1,461	(7)	2023	5/4/2023	8	to	30	Years
Dollar Stores	Marion	LA	—	135	1,322	—	—	135	1,322	1,457	(14)	2023	5/12/2023	10	to	35	Years
Dollar Stores	Eros	LA	—	215	1,309	—	—	215	1,309	1,524	(17)	2023	5/12/2023	10	to	35	Years
Dollar Stores	Hackberry	LA	—	275	1,186	—	—	275	1,186	1,461	(17)	2023	5/12/2023	10	to	35	Years
Dollar Stores	Summit	MS	—	292	1,196	—	—	292	1,196	1,488	(12)	2023	5/19/2023	10	to	35	Years
Dollar Stores	Blossom	TX	—	166	1,312	—	—	166	1,312	1,478	(10)	2023	5/19/2023	8	to	35	Years
Dollar Stores	Bellefonte	PA	—	343	1,313	—	—	343	1,313	1,656	(7)	2023	5/19/2023	8	to	35	Years
Dollar Stores	Endicott	NY	—	433	1,148	—	—	433	1,148	1,581	(8)	2023	5/19/2023	8	to	35	Years
Dollar Stores	Taft	TX	—	355	1,360	—	—	355	1,360	1,715	(12)	2023	5/26/2023	10	to	35	Years
Dollar Stores	Lawndale	NC	—	299	1,732	—	—	299	1,732	2,031	(37)	2023	5/30/2023	8	to	35	Years
Dollar Stores	Haleyville	AL	—	158	1,205	—	—	158	1,205	1,363	(26)	2023	5/30/2023	8	to	35	Years
Dollar Stores	Demopolis	AL	—	154	1,321	—	—	154	1,321	1,475	(30)	2023	5/30/2023	9	to	35	Years
Dollar Stores	Moundville	AL	—	47	1,766	—	—	47	1,766	1,813	(38)	2023	5/30/2023	8	to	35	Years
Dollar Stores	West Columbia	TX	—	583	1,194	—	—	583	1,194	1,777	(9)	1975	5/31/2023	10	to	35	Years
Dollar Stores	Valley View	TX	—	276	1,187	—	—	276	1,187	1,463	(15)	1981	5/31/2023	10	to	35	Years
Grocery	Elkhart	IN	—	662	5,175	—	—	662	5,175	5,837	(200)	2006	6/1/2023	5	to	19	Years
Dollar Stores	Defuniak Springs	FL	—	300	983	—	—	300	983	1,283	(21)	1994	6/7/2023	8	to	35	Years
Dollar Stores	Kenmare	ND	—	254	1,478	—	—	254	1,478	1,732	(2)	2023	6/7/2023	8	to	35	Years
Dollar Stores	Boyce	LA	—	218	1,318	—	—	218	1,318	1,536	(6)	2023	6/13/2023	8	to	35	Years
Dollar Stores	Gainesville	TX	—	312	1,476	—	—	312	1,476	1,788	(11)	2023	6/13/2023	9	to	35	Years
Dollar Stores	Lonoke	AR	—	163	1,303	—	—	163	1,303	1,466	(6)	2023	6/13/2023	8	to	35	Years
Dollar Stores	Eden	NC	—	195	1,036	—	—	195	1,036	1,231	(22)	1995	6/21/2023	9	to	35	Years
Dollar Stores	Homerville	GA	—	273	1,204	—	—	273	1,204	1,477	(25)	2023	6/21/2023	9	to	35	Years
Dollar Stores	Louisville	GA	—	545	939	—	—	545	939	1,484	(19)	2023	6/21/2023	9	to	35	Years
Dollar Stores	Reidsville	NC	—	324	1,030	—	—	324	1,030	1,354	(22)	2023	6/21/2023	9	to	35	Years
Dollar Stores	Christoval	TX	—	323	1,537	—	—	323	1,537	1,860	(10)	1973	7/6/2023	12	to	35	Years
Dollar Stores	Wilkesboro	NC	—	309	1,120	—	—	309	1,120	1,429	(20)	2023	7/7/2023	9	to	35	Years
Automotive Service	Dalton	GA	—	324	2,697	—	—	324	2,697	3,021	(11)	2023	7/10/2023	8	to	35	Years
Dollar Stores	Mount Orab	OH	—	227	1,458	—	—	227	1,458	1,685	(10)	1971	7/10/2023	13	to	35	Years
Dollar Stores	Algona	IA	—	199	980	—	—	199	980	1,179	(47)	1975	7/14/2023	4	to	13	Years
Dollar Stores	Ida Grove	IA	—	55	1,270	—	—	55	1,270	1,325	(23)	1981	7/14/2023	9	to	29	Years
Sporting Goods	Horseheads	NY	—	491	5,772	—	—	491	5,772	6,263	(117)	2009	7/18/2023	6	to	32	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Dollar Stores	Bethune	SC	—	121	1,136	—	—	121	1,136	1,257	(22)	1994	7/19/2023	7	to	33	Years
Dollar Stores	Mocksville	NC	—	210	1,318	—	—	210	1,318	1,528	(18)	2023	8/1/2023	9	to	35	Years
Dollar Stores	New Lebanon	OH	—	275	1,340	—	—	275	1,340	1,615	(5)	2023	8/11/2023	12	to	35	Years
Dollar Stores	Darien	NY	—	201	1,467	—	—	201	1,467	1,668	(20)	2023	8/14/2023	9	to	35	Years
Dollar Stores	Ashville	AL	—	146	1,386	—	—	146	1,386	1,532	(20)	2023	8/14/2023	9	to	35	Years
Dollar Stores	Hobbs	NM	—	440	1,499	—	—	440	1,499	1,939	(2)	2023	8/16/2023	9	to	35	Years
Grocery	Madison	WI	—	1,162	7,012	—	—	1,162	7,012	8,174	(123)	1999	8/16/2023	5	to	26	Years
Dollar Stores	George	WA	—	315	2,060	—	—	315	2,060	2,375	(3)	2023	8/18/2023	12	to	35	Years
Dollar Stores	Oakwood	VA	—	189	865	—	—	189	865	1,054	(23)	1995	8/24/2023	4	to	20	Years
Dollar Stores	Moses Lake	WA	—	382	2,065	—	—	382	2,065	2,447	(3)	2023	8/28/2023	12	to	35	Years
Grocery	Somers	NY	—	11,127	17,038	—	—	11,127	17,038	28,165	(147)	2002	9/13/2023	4	to	35	Years
Dollar Stores	Canaseraga	NY	—	225	1,477	—	—	225	1,477	1,702	(16)	2023	9/21/2023	9	to	35	Years
Telecommunications	Coshocton	OH	—	634	1,319	—	—	634	1,319	1,953	(13)	2023	9/21/2023	9	to	35	Years
Casual Dining	Portland	OR	—	2,030	—	—	—	2,030	—	2,030	—	2000	9/27/2023
Casual Dining	Portland	OR	—	1,960	—	—	—	1,960	—	1,960	—	2003	9/27/2023
Home Improvement	Great Bend	KS	—	120	943	—	—	120	943	1,063	(18)	1973	9/27/2023	4	to	19	Years
Dollar Stores	Marion	AL	—	157	1,547	—	—	157	1,547	1,704	(22)	2015	9/28/2023	8	to	32	Years
Dollar Stores	Foley	AL	—	264	1,609	—	—	264	1,609	1,873	(20)	2023	9/28/2023	10	to	35	Years
Dollar Stores	Baker	FL	—	128	1,575	—	—	128	1,575	1,703	(19)	2023	9/28/2023	10	to	35	Years
Dollar Stores	Gerry	NY	—	122	1,493	—	—	122	1,493	1,615	(16)	2023	9/28/2023	10	to	35	Years
Grocery	Verona	WI	—	2,709	14,479	—	—	2,709	14,479	17,188	(144)	2019	9/28/2023	8	to	35	Years
Home Improvement	Elk Grove Village	IL	—	5,783	9,812	—	—	5,783	9,812	15,595	(131)	1995	10/2/2023	6	to	20	Years
Dollar Stores	Lake Park	GA	—	406	1,215	—	—	406	1,215	1,621	(9)	2023	10/5/2023	8	to	35	Years
Dollar Stores	Macon	GA	—	265	1,392	—	—	265	1,392	1,657	(10)	2023	10/5/2023	9	to	35	Years
Dollar Stores	Perry	GA	—	197	1,556	—	—	197	1,556	1,753	(12)	2023	10/5/2023	8	to	35	Years
Dollar Stores	Salisbury	NC	—	365	1,142	—	—	365	1,142	1,507	(10)	2023	10/5/2023	9	to	35	Years
Dollar Stores	Sylvania	GA	—	461	1,269	—	—	461	1,269	1,730	(10)	2023	10/5/2023	9	to	35	Years
Dollar Stores	Graceville	FL	—	195	1,695	—	—	195	1,695	1,890	(12)	2023	10/26/2023	8	to	35	Years
Dollar Stores	Centre	AL	—	107	1,402	—	—	107	1,402	1,509	(10)	2023	10/31/2023	12	to	35	Years
Dollar Stores	Vernon	AL	—	214	1,516	—	—	214	1,516	1,730	(11)	2023	10/31/2023	12	to	35	Years
Dollar Stores	Addison	AL	—	177	1,684	—	—	177	1,684	1,861	(12)	2023	10/31/2023	12	to	35	Years
Dollar Stores	Highland Home (Lapine)	AL	—	197	1,947	—	—	197	1,947	2,144	(15)	2023	10/31/2023	8	to	35	Years
Dollar Stores	Jasper	AL	—	245	1,738	—	—	245	1,738	1,983	(8)	2023	11/1/2023	13	to	35	Years
Telecommunications	Meadville	PA	—	756	1,247	—	—	756	1,247	2,003	(6)	2023	11/15/2023	9	to	35	Years
Dollar Stores	Pulaski	NY	—	183	1,317	—	—	183	1,317	1,500	(8)	1997	11/21/2023	5	to	25	Years
Dollar Stores	Harlan	IA	—	452	873	—	—	452	873	1,325	(7)	2022	11/29/2023	4	to	21	Years
Dollar Stores	Phenix City	AL	—	253	1,833	—	—	253	1,833	2,086	(3)	2023	12/1/2023	13	to	35	Years
Grocery	Manitowoc	WI	—	1,550	9,348	—	—	1,550	9,348	10,898	(16)	2008	12/11/2023	5	to	31	Years
Dollar Stores	Baker	FL	—	253	1,619	—	—	253	1,619	1,872	(2)	2023	12/12/2023	8	to	35	Years
Dollar Stores	Lehighton	PA	—	181	973	—	—	181	973	1,154	(2)	2019	12/21/2023	7	to	35	Years
Dollar Stores	Shohola	PA	—	256	918	—	—	256	918	1,174	(2)	2018	12/21/2023	8	to	35	Years
Dollar Stores	Fenton	LA	—	112	846	—	—	112	846	958	(1)	2022	12/21/2023	12	to	35	Years
Dollar Stores	Salem	OH	—	183	892	—	—	183	892	1,075	(2)	2020	12/21/2023	8	to	35	Years
Dollar Stores	Medina	OH	—	215	948	—	—	215	948	1,163	(2)	2020	12/21/2023	8	to	35	Years
Dollar Stores	Mansfield	OH	—	133	1,027	—	—	133	1,027	1,160	(2)	2020	12/21/2023	8	to	35	Years
Dollar Stores	Konowa	OK	—	109	1,249	—	—	109	1,249	1,358	(2)	2023	12/21/2023	10	to	35	Years
Dollar Stores	Cookville	TX	—	243	1,066	—	—	243	1,066	1,309	(2)	2023	12/21/2023	10	to	35	Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2023(2), (3)
Industry	City	State	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Date of Construction	Date Acquired(5)	Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Dollar Stores	Cordele	GA	—	190	1,217	—	—	190	1,217	1,407	(2)	2023	12/21/2023	10	to	35	Years
Dollar Stores	DeBerry	TX	—	239	1,108	—	—	239	1,108	1,347	(2)	2023	12/21/2023	10	to	35	Years
Dollar Stores	Lavaca	AR	—	128	1,082	—	—	128	1,082	1,210	(2)	2006	12/21/2023	9	to	31	Years
Dollar Stores	Wetumpka	AL	—	112	1,328	—	—	112	1,328	1,440	(2)	2023	12/28/2023	9	to	35	Years
Dollar Stores	Livingston	AL	—	181	1,378	—	—	181	1,378	1,559	(2)	2023	12/28/2023	12	to	35	Years
Dollar Stores	Warrior	AL	—	208	1,174	—	—	208	1,174	1,382	(2)	2023	12/28/2023	12	to	35	Years
Dollar Stores	Andrews	NC	—	220	1,792	—	—	220	1,792	2,012	(3)	2023	12/28/2023	8	to	35	Years
Dollar Stores	Blakeslee	PA	—	191	1,056	—	—	191	1,056	1,247	—	2020	12/29/2023	7	to	35	Years
			$8,361	$461,265	$1,142,488	$(369)	$7,321	$460,896	$1,149,809	$1,610,705	$(101,210)

(1) Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate.
(2) The aggregate cost for federal income tax purposes is $1.6 billion (unaudited).
(3) Properties with no building value represent a property for which the Company owns only the land, therefore depreciation and estimated life for depreciation are not applicable.
(4) Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is up to 35 years for buildings and up to 15 years for building improvements.
(5) The acquisition dates for properties acquired prior to December 23, 2019 are stated at the Company’s Private Offering and formation transactions date of December 23, 2019.

The following is a reconciliation of carrying value for land and building and improvements for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$1,308,230	$926,392	$547,733
Additions
Acquisitions	306,564	398,177	393,147
Improvements	4,098	2,383	1,227
Property under development completed and placed in service	64,711	22,510	2,909
Deductions
Reclasses to held for sale	(66,762)	(37,880)	(1,990)
Provisions for impairment	(3,509)	(1,067)	—
Involuntary conversion of assets (1)	—	—	(502)
Dispositions	(2,627)	(2,285)	(16,132)
Balance, end of year	$1,610,705	$1,308,230	$926,392
(1) The Company incurred significant damage to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. For the year ended December 31, 2022, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income (loss).

The following is a reconciliation of accumulated depreciation for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$62,526	$30,669	$10,111
Additions
Depreciation expense	44,104	33,584	21,049
Deductions
Reclasses to held for sale	(5,154)	(1,610)	(35)
Provisions for impairment	(63)	—	—
Involuntary conversion of assets (1)	—	—	(12)
Dispositions	(203)	(117)	(444)
Balance, end of year	$101,210	$62,526	$30,669

(1) The Company incurred significant damage to a property in Houma, Louisiana as a result of Hurricane Ida making landfall in August 2021. As of December 31, 2023, the Company recorded a loss based on estimated damages of $0.5 million in the accompanying consolidated statements of operations and comprehensive income (loss).

See report of independent registered public accounting firm.

NETSTREIT Corp.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2023
(Dollars in thousands)
Description and Industry	Number of Secured Properties	State	Interest Rate	Final Maturity Date	Periodic Payment Terms (1)	Final Payment Terms	Prior Liens	Outstanding Face Amount of Mortgages	Carrying Amount of Mortgages	Principal amount of loans subject to delinquent principal or interest
Fully collateralized mortgage loans:										None
Home Improvement	1	Oregon	7.00%	4/8/2024	I/O	Balloon of $43.6 million	None	$43,612	$43,581	None
Convenience Stores	46	North Carolina	9.55%	3/10/2026	I/O	Balloon of $41.9 million	None	41,940	41,940	None
Convenience Stores	3	North Carolina	6.89%	4/10/2026	I/O	Balloon of $4.1 million	None	4,132	4,132	None
Dollar Stores	9	Florida, Mississippi and Ohio	7.59%	6/10/2025	I/O	Balloon of $15.5 million	None	14,024	14,024	None
Discount Retail	1	Wisconsin	8.50%	12/29/2024	None (2)	Interest + Balloon of $0.7 million	None	660	660	None
Discount Retail	1	Idaho	7.50%	3/8/2024	P+I	Balloon of $3.2 million	None	3,246	3,219	None
Dollar Stores	7	Florida	10.25%	12/5/2024	I/O	Balloon of $5.0 million	None	5,007	5,007	None
Automotive Service and Quick Service Restaurant	2	Kentucky and Florida	10.25%	12/22/2024	I/O	Balloon of $1.9 million	None	1,909	1,909	None
								$114,530	$114,472
(1) I/O: Interest Only; P+I: Principal and Interest.
(2) Payments of both interest and principal are due at maturity.

The following shows changes in carrying amounts of mortgage loans receivable, net during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$46,378	$—
Additions:
New mortgage loans receivable	72,399	46,316
Other: Increase in existing mortgage loan receivable in exchange for disposition of real estate	1,970	—
Other: Increase in existing mortgage loan receivable in exchange for settlement of existing mortgage loan	1,327	—
Capitalized loan origination costs	145	150
Discount on new mortgage loan receivable	(155)	—
Amortization of discount	39	—
Deductions:
Collections of principal	(1,482)	—
Other: Mortgage loan receivable settled in exchange for acquisition of real estate	(4,673)	—
Other: Mortgage loan receivable settled in refinancing of existing mortgage loan receivable	(1,327)	—
Amortization of loan origination costs	(149)	(88)
Balance, end of year	$114,472	$46,378

See report of independent registered public accounting firm.