Form 10-Q
period 2024-03-31
NETSTREIT Corp.
filed 2024-04-29
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 26, 2024 was 73,366,371.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Real estate, at cost:
Land	$472,330	$460,896
Buildings and improvements	1,209,333	1,149,809
Total real estate, at cost	1,681,663	1,610,705
Less accumulated depreciation	(110,632)	(101,210)
Property under development	21,800	29,198
Real estate held for investment, net	1,592,831	1,538,693
Assets held for sale	58,856	52,451
Mortgage loans receivable, net	124,617	114,472
Cash, cash equivalents and restricted cash	22,334	29,929
Lease intangible assets, net	165,507	161,354
Other assets, net	61,402	49,337
Total assets	$2,025,547	$1,946,236
Liabilities and equity
Liabilities:
Term loans, net	$621,500	$521,912
Revolving credit facility	75,000	80,000
Mortgage note payable, net	7,876	7,883
Lease intangible liabilities, net	24,639	25,353
Liabilities related to assets held for sale	1,110	1,158
Accounts payable, accrued expenses and other liabilities	26,265	36,498
Total liabilities	756,390	672,804
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 73,328,411 and 73,207,080 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	733	732
Additional paid-in capital	1,368,312	1,367,505
Distributions in excess of retained earnings	(126,270)	(112,276)
Accumulated other comprehensive income	18,020	8,943
Total stockholders’ equity	1,260,795	1,264,904
Noncontrolling interests	8,362	8,528
Total equity	1,269,157	1,273,432
Total liabilities and equity	$2,025,547	$1,946,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue (including reimbursable)	$35,189	$28,474
Interest income on loans receivable	2,484	978
Total revenues	37,673	29,452
Operating expenses
Property	4,102	3,936
General and administrative	5,707	4,909
Depreciation and amortization	17,541	14,949
Provisions for impairment	3,662	—
Transaction costs	129	109
Total operating expenses	31,141	23,903
Other (expense) income
Interest expense, net	(6,180)	(3,944)
Gain (loss) on sales of real estate, net	997	(319)
Other (expense) income, net	(280)	152
Total other (expense) income, net	(5,463)	(4,111)
Net income before income taxes	1,069	1,438
Income tax (expense) benefit	(17)	43
Net income	1,052	1,481
Net income attributable to noncontrolling interests	7	9
Net income attributable to common stockholders	$1,045	$1,472
Amounts available to common stockholders per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted average common shares:
Basic	73,248,804	58,155,738
Diluted	74,565,790	58,883,386
Other comprehensive income:
Net income	$1,052	$1,481
Change in value on derivatives, net	9,128	(5,979)
Total comprehensive income (loss)	10,180	(4,498)
Comprehensive income (loss) attributable to noncontrolling interests	58	(40)
Comprehensive income (loss) attributable to common stockholders	$10,122	$(4,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	73,207,080	$732	$1,367,505	$(112,276)	$8,943	$1,264,904	$8,528	$1,273,432
OP Units converted to common stock	7,119	—	126	—	—	126	(126)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(15,031)	—	(15,031)	(98)	(15,129)
Dividends declared on restricted stock, net	—	—	—	(143)	—	(143)	—	(143)
Vesting of restricted stock units	176,197	2	(2)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(61,985)	(1)	(1,068)	—	—	(1,069)	—	(1,069)
Stock-based compensation, net	—	—	1,751	135		1,886	—	1,886
Other comprehensive income	—	—	—	—	9,077	9,077	51	9,128
Net income	—	—	—	1,045	—	1,045	7	1,052
Balance at March 31, 2024	73,328,411	$733	$1,368,312	$(126,270)	$18,020	$1,260,795	$8,362	$1,269,157

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offerings, net of issuance costs	2,759,481	28	52,875	—	—	52,903	—	52,903
OP Units converted to common stock	5,694	—	105	—	—	105	(105)	—
Dividends and distributions declared on common stock and OP units	—	—	—	(11,650)	—	(11,650)	(101)	(11,751)
Dividends declared on restricted stock, net	—	—	—	(122)	—	(122)	—	(122)
Vesting of restricted stock units	83,428	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(18,016)	—	(360)	—	—	(360)	—	(360)
Stock-based compensation, net	—	—	1,027	—		1,027	—	1,027
Other comprehensive loss	—	—	—	—	(5,930)	(5,930)	(49)	(5,979)
Net income	—	—	—	1,472	—	1,472	9	1,481
Balance at March 31, 2023	60,862,466	$609	$1,145,160	$(77,237)	$17,743	$1,086,275	$9,347	$1,095,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$1,052	$1,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,541	14,949
Amortization of deferred financing costs	558	308
Amortization of above/below-market assumed debt	29	29
Noncash revenue adjustments	(583)	(509)
Amortization of deferred gains on interest rate swaps	(979)	—
Stock-based compensation expense	1,751	1,027
(Gain) loss on sales of real estate, net	(997)	319
Provisions for impairment	3,662	—
Loss (gain) on involuntary conversion of buildings and improvements	414	(12)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(4,015)	(1,845)
Accounts payable, accrued expenses and other liabilities	(6,782)	(441)
Lease incentive payments	—	(500)
Net cash provided by operating activities	11,651	14,806
Cash flows from investing activities
Acquisitions of real estate	(95,153)	(67,717)
Real estate development and improvements	(12,281)	(2,480)
Investment in mortgage loans receivable	(10,191)	(45,917)
Principal collections on mortgage loans receivable	7	—
Earnest money deposits	(42)	(1,773)
Purchase of computer equipment and other corporate assets	(8)	—
Proceeds from sale of real estate	20,466	15,463
Proceeds from the settlement of property-related insurance claims	—	12
Net cash used in investing activities	(97,202)	(102,412)
Cash flows from financing activities
Issuance of common stock in public offerings, net	—	52,903
Payment of common stock dividends	(15,031)	(11,650)
Payment of OP unit distributions	(98)	(101)
Payment of restricted stock dividends	(384)	(92)
Principal payments on mortgages payable	(39)	(26)
Proceeds under revolving credit facilities	82,000	99,000
Repayments under revolving credit facilities	(87,000)	(116,000)
Proceeds from term loans	100,000	—
Repurchase of common stock for tax withholding obligations	(1,069)	(360)
Deferred offering costs	(423)	(15)
Net cash provided by financing activities	77,956	23,659
Net change in cash, cash equivalents and restricted cash	(7,595)	(63,947)
Cash, cash equivalents and restricted cash at beginning of the period	29,929	70,543
Cash, cash equivalents and restricted cash at end of the period	$22,334	$6,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,536	$3,641
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock, net	$7	$122
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$107	$—
Cash flow hedge change in fair value	$10,107	$(5,979)
Accrued capital expenditures and real estate development and improvement costs	$1,110	$2,516

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
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, invests in and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. As of March 31, 2024, the Company owned or had investments in 628 properties, located in 45 states, excluding 16 property developments where rent has yet to commence.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2023, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the full year.

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

Impairment of Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and discount rates, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 2 and Level 3 of the fair value hierarchy under ASC Topic 820.

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Total provision for impairment	$3,662	$—
Number of properties: (1)
Classified as held for sale	4	—
Disposed within the period	2	—
(1) Includes the number of properties that were either (i) impaired during the period on the held for sale classification date and remained as held for sale as of period-end or (ii) impaired and disposed of during the respective period. Excludes properties that did not have impairment recorded during the period. Of the total provision for impairment during the three months ended March 31, 2024, the Company recorded $0.3 million of additional impairment expense on two properties that were classified as held for sale in prior periods, and $2.2 million of impairment expense on four properties held for investment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $0.7 million restricted cash as of March 31, 2024, and $11.5 million of restricted cash as of December 31, 2023.

The Company’s bank balances as of March 31, 2024 and December 31, 2023 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of March 31, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of March 31, 2024:

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

Provisions for impairment recognized during the three months ended March 31, 2024 partially related to assets held for sale where impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. Of the total provision for impairment during the three months ended March 31, 2024, the Company also recorded $2.2 million of impairment expense on four properties held for investment. These properties were accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with adjusted carrying values ranging from $0.6 million to $1.6 million. The Company estimated the fair value using capitalization rates ranging from 9.0% to 12.1% which it believes is reasonable based on current market rates. As of December 31, 2023, there were two real estate assets held for investment accounted for at fair value. Of these properties, one was accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with an adjusted carrying value of $1.5 million.

The following table discloses estimated fair value information for the Company’s 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan (each as defined in “Note 6 - Debt”) which is derived based primarily on unobservable market inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2027 Term Loan	$174,155	$172,770	$174,037	$175,641
2028 Term Loan	199,066	198,101	199,006	201,396
2029 Term Loan	248,279	247,002	148,869	150,666
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

During the three months ended March 31, 2024, one tenant, Dollar General, accounted for 10.43% of total revenues. During the three months ended March 31, 2023, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total rental revenue.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of March 31, 2024, exclusive of mortgage loans receivable, the Company’s weighted average remaining lease term was 9.2 years.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended March 31,
	2024	2023
Rental revenue
Fixed lease income (1)	$31,865	$24,723
Variable lease income (2)	3,228	3,538
Other rental revenue:
Above/below market lease amortization, net	287	412
Lease incentives	(191)	(199)
Rental revenue (including reimbursable)	$35,189	$28,474

(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and the write-off of uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the three months ended March 31, 2024 and March 31, 2023.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2024 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2024	$94,421
2025	125,888
2026	123,362
2027	119,701
2028	112,884
Thereafter	615,487
Total	$1,191,743

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of March 31, 2024, the Company owned or had investments in 628 properties, excluding 16 property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $1.9 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Illinois and Texas representing 9.4% and 8.8%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

Acquisitions

During the three months ended March 31, 2024, the Company acquired 28 properties for a total purchase price of $95.2 million, inclusive of $1.2 million of capitalized acquisition costs.

During the three months ended March 31, 2023, the Company acquired 20 properties for a total purchase price of $67.7 million, inclusive of $0.7 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Land	$16,608	$14,304
Buildings	59,379	43,133
Site improvements	6,428	3,479
Tenant improvements	1,445	391
In-place lease intangible assets	11,293	6,410
Purchase price (including acquisition costs)	$95,153	$67,717

Development

As of March 31, 2024, the Company had 13 property developments under construction. During the three months ended March 31, 2024, the Company invested $11.0 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $0.8 million. During the three months ended March 31, 2024, the Company completed development on seven projects and reclassified approximately $18.4 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for four of the seven completed developments in the first quarter of 2024, while rent is expected to commence for the other three completed developments in the second quarter of 2024. The remaining 13 developments are expected to be substantially completed with rent commencing at various points throughout 2024. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2024.

During the three months ended March 31, 2023, the Company invested $4.5 million in property developments. During the three months ended March 31, 2023, the Company completed development on two projects and reclassified approximately $14.8 million from property under development to land, buildings and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments in the first quarter of 2023. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2023.

Additionally, during the three months ended March 31, 2024 and 2023, the Company capitalized approximately $0.4 million and $0.1 million, respectively, of interest expense associated with properties under development.

Dispositions

During the three months ended March 31, 2024, the Company sold 12 properties for a total sales price, net of disposal costs, of $20.5 million, recognizing a net gain of $1.0 million.

During the three months ended March 31, 2023, the Company sold eight properties for a total sales price, net of disposal costs, of $15.5 million, recognizing a net loss of $0.3 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of March 31, 2024 and December 31, 2023 is summarized below (in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Mortgage (3) (4) (5)	I/O	1	6.74%	7.00%	4/8/2024	$43,612	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (6)	I/O	3	8.10%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (6)	I/O	9	7.59%	7.59%	6/10/2025	14,023	14,024
Mortgage	None (7)	1	8.50%	8.50%	12/29/2024	660	660
Mortgage (3)	P+I	1	7.50%	7.50%	1/8/2025	3,239	3,246
Mortgage (3) (4) (8)	I/O	11	10.22%	10.25%	3/19/2025	14,209	5,007
Mortgage (3) (4)	I/O	2	10.25%	10.25%	12/22/2024	2,915	1,909
Total						124,730	114,530
Unamortized loan origination costs and fees, net						(10)	58
Unamortized discount						(103)	(116)
Total mortgage loans receivable, net						$124,617	$114,472

(1) I/O: Interest Only; P+I: Principal and Interest.
(2) Includes amortization of discount and loan origination costs, as applicable.
(3) The Company has the right, subject to certain terms and conditions, to acquire all or a portion of the underlying collateralized properties.
(4) Loans require monthly payments of interest only with principal payments occurring as borrower disposes of underlying properties, limited to the Company’s allocated investment by property. Any remaining principal balance will be repaid at or before the maturity date.
(5) The $43.6 million mortgage note receivable was scheduled to mature on April 8, 2024, however, the Company executed an amendment in April 2024 that extended the maturity date to January 8, 2025.
(6) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(7) Payments of both interest and principal are due at maturity.
(8) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from December 5, 2024 to March 19, 2025.

Assets Held for Sale

As of March 31, 2024 and December 31, 2023, there were 23 properties classified as held for sale.

Provisions for Impairment

The Company recorded provisions for impairment of $3.7 million on 12 properties for the three months ended March 31, 2024. The Company recorded no provisions for impairment for the three months ended March 31, 2023.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$190,133	$(48,667)	$141,466	$181,564	$(45,210)	$136,354
Above-market leases	21,635	(4,749)	16,886	21,661	(4,361)	17,300
Lease incentives	8,577	(1,422)	7,155	8,996	(1,296)	7,700
Total intangible assets	$220,345	$(54,838)	$165,507	$212,221	$(50,867)	$161,354

Liabilities:
Below-market leases	$33,170	$(8,531)	$24,639	$33,196	$(7,843)	$25,353

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2024 and as of December 31, 2023 by category were as follows:

	Years Remaining
	March 31, 2024	December 31, 2023
In-place leases	8.9	8.8
Above-market leases	12.0	12.2
Below-market leases	10.7	10.9
Lease incentives	10.8	11.1

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

	Three Months Ended March 31,
	2024	2023
Amortization:
Amortization of in-place leases	$4,875	$4,670
Amortization of assembled workforce	—	—
	$4,875	$4,670

Net adjustment to rental revenue:
Above-market lease assets	(416)	(371)
Below-market lease liabilities	702	783
Lease incentives	(191)	(199)
	$95	$213

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of March 31, 2024, for the next five years and thereafter (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
In-place leases	$15,531	$20,386	$19,153	$17,160	$14,356	$54,880	$141,466

Above-market lease assets	(1,241)	(1,655)	(1,632)	(1,568)	(1,523)	(9,267)	(16,886)
Below-market lease liabilities	2,098	2,776	2,686	2,615	2,483	11,981	24,639
Lease incentives	(564)	(752)	(752)	(696)	(666)	(3,725)	(7,155)
Net adjustment to rental revenue	$293	$369	$302	$351	$294	$(1,011)	$598

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	March 31, 2024	December 31, 2023
Debt:
2027 Term Loan (3)	January 15, 2026	January 15, 2027	3.12%	$175,000	$175,000
2028 Term Loan (4)	February 11, 2028	—	3.88%	200,000	200,000
2029 Term Loan (5)	July 3, 2026	January 3, 2029	4.99%	250,000	150,000
Revolver (6)	August 11, 2026	August 11, 2027	6.42%	75,000	80,000
Mortgage Note	November 1, 2027	—	4.53%	8,322	8,361
Total debt				708,322	613,361
Unamortized discount and debt issuance costs				(3,946)	(3,566)
Unamortized deferred financing costs, net (7)				(1,757)	(1,942)
Total debt, net				$702,619	$607,853
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Rate represents the effective interest rate as of March 31, 2024 and includes the effect of interest rate swap agreements, as described further in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments.”
(3) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of March 31, 2024. The Company has entered into five interest rate swap agreements that effectively convert the floating rate to a fixed rate. The hedged fixed rate reset effective November 27, 2023 to 1.87% and will reset again effective December 23, 2024 to 2.40%.
(4) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of March 31, 2024. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(5) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of March 31, 2024. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) The annual interest rate of the Revolver assumes daily SOFR as of March 31, 2024 of 5.32% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of March 31, 2024.
(7) The Company records deferred financing costs associated with the Revolver in other assets, net on its condensed consolidated balance sheets. The Company reclassed the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan.

2029 Term Loan

On July 3, 2023, the Company entered into an agreement (the “2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at the Company’s request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to extension options at the Company’s election on two occasions, by one year and, on one occasion, by six months (subject to certain conditions). Subject to the terms of the 2029 Term Loan Agreement, the Company drew an additional $100.0 million under the 2029 Term Loan on March 1, 2024.

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

The Company has hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029, which consists of a fixed SOFR rate of 3.74%, plus a credit spread adjustment of 0.10% and, at current leverage levels, a borrowing spread of 1.15%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings.

The 2029 Term Loan also contains sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized based rent attributable to tenants with commitments or quantifiable targets for reduced GHG emission in accordance with the standards of the Science Based Targets initiative (“SBTi”).

In connection with the 2029 Term Loan, the Company incurred $1.4 million of deferred financing costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net on the condensed consolidated balance sheets and subsequently reclassed to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

In connection with the Credit Facility, the Company incurred approximately $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassed to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

Mortgage Note Payable

As of March 31, 2024, the Company had total gross mortgage indebtedness of $8.3 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.5 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan are interest only through maturity. As of March 31, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment (1)	Total
Remainder of 2024	$123	$—	$123
2025	170	—	170
2026	178	500,000	500,178
2027	170	7,681	7,851
2028	—	200,000	200,000
Total	$641	$707,681	$708,322
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended March 31,
	2024	2023
Revolving credit facilities (1)	$1,158	$1,150
Term loans (2)	5,672	2,499
Mortgage note payable	95	93
Non-cash:
Amortization of deferred financing costs	238	185
Amortization of debt discount and debt issuance costs, net	349	151
Amortization of deferred gains on interest rate swaps	(979)	—
Capitalized interest	(353)	(134)
Total interest expense, net	$6,180	$3,944

(1) Includes facility fees and non-utilization fees of approximately $0.2 million for both the three months ended March 31, 2024 and 2023.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2024 and 2023, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.69% and 5.77%, respectively.

During the three months ended March 31, 2024 and 2023, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 6.54% and 5.86%, respectively.

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

The Company was in compliance with all of its debt covenants as of March 31, 2024 and expects to be in compliance for the twelve-month period ending December 31, 2024.

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

Effective July 3, 2023, such derivatives were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily SOFR rate as of March 31, 2024 of 5.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of March 31, 2024 of 5.33%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective January 27, 2023, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12% and on June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for the 2027 Term Loan. In anticipation of the amendment and restatement of the 2024 Term Loan, additional derivatives, effective November 27, 2023 and December 23, 2024 at hedged fixed rates of 1.87% and 2.40%, respectively, were initiated to hedge the variable cash flows associated with the 2027 Term Loan through the fully extended maturity date. The interest rate on the variable 2027 Term Loan includes a daily SOFR rate as of March 31, 2024 of 5.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate swaps	12	12	$650,000	$650,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	Derivative Assets
		Fair Value as of March 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2024	2023
Interest rate swaps	Other assets, net	$21,476	$14,442

	Derivative Liabilities
		Fair Value as of March 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2024	2023
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$—	$3,073

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Interest Rate Products	$13,761	$(3,141)	Interest expense, net	$4,633	$2,837

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three months ended March 31, 2024 and 2023. During the next twelve months, the Company estimates that an additional $14.5 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2024
Derivative assets	$—	$21,476	$—	$21,476

December 31, 2023
Derivative assets	$—	$14,442	$—	$14,442
Derivative liabilities	$—	$3,073	$—	$3,073

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$10,813	$10,074
Deferred rent receivable	8,594	7,744
Prepaid assets	3,904	1,387
Earnest money deposits	492	450
Fair value of interest rate swaps	21,476	14,442
Deferred offering costs	1,554	1,031
Deferred financing costs, net	1,757	2,724
Right-of-use asset	3,772	3,866
Leasehold improvements and other corporate assets, net	1,651	1,723
Interest receivable	1,929	1,397
Other assets, net	5,460	4,499
	$61,402	$49,337

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$8,176	$8,826
Accrued bonus	520	2,575
Prepaid rent	3,394	3,896
Operating lease liability	4,994	5,104
Accrued interest	2,958	2,921
Deferred rent	3,627	3,257
Accounts payable	622	4,691
Fair value of interest rate swaps	—	3,073
Other liabilities	1,974	2,155
	$26,265	$36,498

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “2021 ATM Program”). In March 2023, the Company issued 146,745 shares of common stock under the 2021 ATM Program at a weighted average price of $20.22 per share for net proceeds of approximately $2.9 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 146,745 Class A OP Units.

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective October 24, 2023, in connection with the establishment of the new at-the-market offering program, the 2021 ATM Program was terminated.

On March 28, 2024, the Company entered into a forward confirmation with respect to 107,500 shares of its common stock under the 2023 ATM Program, at a public offering price of $18.29 per share. 107,500 shares remain unsettled under the forward confirmation as of March 31, 2024. The Company may physically settle this forward confirmation (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than April 12, 2025.

The following table presents information about the 2023 ATM Program and the 2021 ATM Program (in thousands):

				Maximum Sales Authorization	Gross Sales through March 31, 2024
Program Name	Date Established	Date Terminated
2021 ATM Program (1)	September 2021	October 2023		$250,000	$150,391
2023 ATM Program (2)	October 2023	—	0	$300,000	$77,323
(1) Includes 1,516,289 shares of common stock partially physically settled at a price of $16.49 per share under the forward confirmation with respect to the 2021 ATM Program. 5,983,711 shares remain unsettled under the forward confirmation as of March 31, 2024 at the available net settlement price of $16.46.
(2) 107,500 shares remain unsettled under the forward confirmation as of March 31, 2024 at the available net settlement price of $18.12.

January 2024 Follow-On Offering

In January 2024, the Company completed a registered public offering of 11,040,000 shares of its common stock at a public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 9, 2025. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and it may owe cash to the relevant forward counterparty in certain circumstances. As of March 31, 2024, 11,040,000 shares remain unsettled under the January 2024 forward sale agreements.

Surrendered Shares on Vested Stock Unit Awards

During the three months ended March 31, 2024 and 2023, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the three months ended March 31, 2024 and 2023, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender an approximate total of 62 thousand and 18 thousand RSUs, respectively, valued at approximately $1.1 million and $0.4 million, respectively, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows.

Dividends

During the three months ended March 31, 2024, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024

During the three months ended March 31, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during each of the three months ended March 31, 2024 and 2023, the Operating Partnership paid distributions of $0.1 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of March 31, 2024 and December 31, 2023, noncontrolling interests represented 0.6% and 0.7%, respectively, of OP Units. During the three months ended March 31, 2024 and 2023, OP Unit holders redeemed 7,119 and 5,694 and OP units, respectively, into shares of common stock on a one-for-one basis.

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

As of March 31, 2024, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.8 million and $1.0 for the three months ended March 31, 2024 and 2023, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Performance-Based RSUs (effectiveness of Initial Public Offering)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a resale registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company's initial public offering in August 2020, the performance condition was satisfied and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and are expected to fully vest during the current year.

The following table summarizes performance-based RSU activity for the period ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2023	30,379	$19.75
Granted during the period	—	—
Forfeited during the period	—	—
Vested during the period	—	—
Unvested RSU grants outstanding as of March 31, 2024	30,379	$19.75

For the three months ended March 31, 2024, the Company recognized less than $0.1 million in stock-based compensation expense associated with performance-based RSUs. As of March 31, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled $0.1 million and $0.1 million, respectively, and as of March 31, 2024, these awards are expected to be recognized over a remaining weighted average period of 0.7 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based RSU activity for the period ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2023	298,108	$19.79
Granted during the period	200,140	17.33
Forfeited during the period	—	—
Vested during the period	(130,220)	19.85
Unvested RSU grants outstanding as of March 31, 2024	368,028	$18.50

For the three months ended March 31, 2024, the Company recognized $1.0 million in stock-based compensation expense associated with service-based RSUs. As of March 31, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled $5.4 million and $3.4 million, respectively, and as of March 31, 2024, these awards are expected to be recognized over a remaining weighted average period of 2.2 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through February 28, 2025, February 28, 2026, and December 31, 2026. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 24.9% and expected volatility of the Company's peers, ranging from 19.9% to 49.4%, with an average volatility of 27.1% and a risk-free interest rate of 4.41%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $18.03 and the target absolute TSR was $14.56 for a weighted average grant date fair value of $15.77 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes market-based RSU activity for the period ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2023	258,558	$20.38
Granted during the period	169,002	16.05
Forfeited during the period	(69,959)	16.92
Vested during the period	(45,977)	20.29
Unvested RSU grants outstanding as of March 31, 2024	311,624	$18.82

For the three months ended March 31, 2024, the Company recognized $0.6 million in stock-based compensation expense associated with market-based RSUs. As of March 31, 2024, the remaining unamortized stock-based compensation expense totaled $4.0 million and as of March 31, 2024, these awards are expected to be recognized over a remaining weighted average period of 2.4 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vests from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2024 under the Program was approximately $1.7 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three months ended March 31, 2024, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net income	$1,052	$1,481
Net (income) attributable to noncontrolling interest	(7)	(9)
Net income attributable to common shares, basic	1,045	1,472
Net income attributable to noncontrolling interest	7	9
Net income attributable to common shares, diluted	$1,052	$1,481

Denominator:
Weighted average common shares outstanding, basic	73,248,804	58,155,738
Effect of dilutive shares for diluted net income per common share:
OP Units	478,524	511,402
Unvested RSUs	168,556	175,859
Unsettled shares under open forward equity contracts	669,906	40,387
Weighted average common shares outstanding, diluted	74,565,790	58,883,386

Net income available to common stockholders per common share, basic	$0.01	$0.03
Net income available to common stockholders per common share, diluted	$0.01	$0.03

As of March 31, 2024 and December 31, 2023, there were 472,179 and 479,298 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage notes receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of March 31, 2024, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, which is expected to be funded over the next two years. Additionally, as of March 31, 2024, the Company had commitments to fund 13 properties under development totaling $25.0 million, all of which is expected to be funded throughout the remainder of 2024. The Company also had commitments to extend funds under mortgage notes receivable of $12.4 million as of March 31, 2024, which is expected to occur throughout 2024.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.3 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of March 31, 2024, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to March 31, 2024 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On April 23, 2024, the Company's Board of Directors declared a cash dividend of $0.205 per share for the second quarter of 2024. The dividend will be paid on June 14, 2024 to stockholders of record on June 3, 2024.

Revolver Activity

In April 2024, the Company paid $12.0 million, net of borrowings, on the 2026 Revolver.

2023 ATM Program

In April 2024, the Company entered into forward sale agreements with respect to an aggregate 1,635,600 shares of its common stock under the 2023 ATM Program at a weighted average price of $17.63 per share. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than April 12, 2025. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and it may owe cash to the relevant forward counterparty in certain circumstances. No physical settlement has occurred through the date on which these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2024, and other reports filed with the Securities and Exchange Commission from time to time.

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

Business Overview

We are an internally managed real estate company that acquires, owns, invests in and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. As of March 31, 2024, we owned or had investments in 628 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 88 different tenants, across 26 retail sectors in 45 states. This excludes 16 property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of March 31, 2024, our investments generated ABR1 of $140.3 million. Approximately 71% of our ABR is from investment grade2 credit rated tenants and an additional 13% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.2 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio.

January Follow-On Offering

In January 2024, we completed a registered public offering of 11,040,000 shares of our common stock at a public offering price of $18.00 per share. In connection with the offering, we entered into forward sale agreements for 11,040,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 9, 2025. We may also elect to cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and we may owe cash to the relevant counterparty in certain circumstances. No physical settlement has occurred under the January 2024 forward sale agreements through March 31, 2024.

2023 ATM Program

On October 25, 2023, we entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. On March 28, 2024, we entered into a forward sale agreement for 107,500 shares of our common stock under the 2023 ATM Program at a public offering price of $18.29 per share. As of March 31, 2024, we had $222.7 million in remaining gross proceeds available for future issuances of shares of our common stock under the 2023 ATM Program, inclusive of unsettled shares under forward confirmation.

2029 Term Loan

On July 3, 2023, we entered into an agreement (the “2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at our request. We drew an additional $100.0 million under the 2029 Term Loan on March 1, 2024.

We have hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029, which consists of the fixed rate SOFR swap of 3.74%, plus a credit spread adjustment of 0.10% and, at current leverage levels, a borrowing spread of 1.15%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. See further discussion of our debt, interest rate, and interest rate hedges included in “Note 6 - Debt” in “Item 1 - Financial Statements (unaudited).”

(1) Annualized base rent (“ABR”) is annualized base rent as of March 31, 2024, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
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

Results of Operations

Overall

We continued to grow our assets during the first quarter of 2024 through the acquisition of properties, property developments, and investment in mortgage loans receivable. This growth was financed through a $100.0 million draw on our 2029 Term Loan, the usage of existing cash balances as a result of borrowings on our Revolver, the usage of existing restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the three months ended March 31, 2024.

Acquisitions

During the three months ended March 31, 2024, we acquired 28 properties for a total purchase price of $95.2 million, inclusive of $1.2 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 16 states with a WALT of approximately 10.6 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 7.3%.

Development

As of March 31, 2024, we had 13 property developments under construction. During the three months ended March 31, 2024, we invested $11.0 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $0.8 million. During the three months ended March 31, 2024, we completed development on seven projects and reclassified approximately $18.4 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for four of the seven completed developments in the first quarter of 2024, while rent is expected to commence for the other three completed developments in the second quarter of 2024. The remaining 13 developments are expected to be substantially completed with rent commencing at various points throughout 2024. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2024.

Dispositions

During the three months ended March 31, 2024, we sold 12 properties for a total sales price, net of disposal costs, of $20.5 million, recognizing a net loss of $1.0 million.

Investment in Mortgage Loans Receivable

During the three months ended March 31, 2024, we invested an additional $10.2 million in fully collateralized mortgage loans receivable with stated interest rates of 10.25%. The mortgage loans receivable are collateralized by real estate, primarily leased by investment grade credit rated tenants. The funds provided under the loans, in addition to loan origination costs, net of loan origination fees of less than $0.1 million, are included in mortgage loans receivable, net in the accompanying consolidated balance sheets as of March 31, 2024. See “Note 4 - Real Estate Investments” in “Item 1 - Financial Statements (unaudited)” for further discussion on our mortgage loans receivable portfolio.

Economic and Financial Environment

The average inflation rate for the three months ended March 31, 2024 was 3.5% as compared to 5.0% for the prior year period. While the Federal Reserve had been raising interest rates in an effort to lower inflation throughout 2022 and the first half of 2023, there continues to be uncertainty entering into 2024 as to whether rates will be maintained or potentially cut, and the timing of potential cuts, leading to uncertainties in the financing market and a volatile economy.

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

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue (including reimbursable)	$35,189	$28,474
Interest income on loans receivable	2,484	978
Total revenues	37,673	29,452
Operating expenses
Property	4,102	3,936
General and administrative	5,707	4,909
Depreciation and amortization	17,541	14,949
Provisions for impairment	3,662	—
Transaction costs	129	109
Total operating expenses	31,141	23,903
Other (expense) income
Interest expense, net	(6,180)	(3,944)
Gain (loss) on sales of real estate, net	997	(319)
Other (expense) income, net	(280)	152
Total other (expense) income, net	(5,463)	(4,111)
Net income before income taxes	1,069	1,438
Income tax (expense) benefit	(17)	43
Net income	$1,052	$1,481

Revenue. Revenue for the three months ended March 31, 2024 increased by $8.2 million to $37.7 million from $29.5 million for the three months ended March 31, 2023 which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $6.9 million, combined with net increases of property expense reimbursements of $0.1 million, an increase of $1.5 million related to interest income on mortgage loans receivable, and an increase in straight-line rental revenue of $0.2 million. The increase in revenue is offset by a $0.2 million decrease in above/below market lease adjustments and a $0.3 million decrease related to prior year recoveries.

Total Operating Expenses. Total expenses increased by $7.2 million to $31.1 million for the three months ended March 31, 2024 as compared to $23.9 million for the three months ended March 31, 2023. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll and severance costs. Total operating expenses include the following:

•Property Expenses. Property expenses increased $0.2 million to $4.1 million for the three months ended March 31, 2024 from $3.9 million for the three months ended March 31, 2023. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses, including $0.3 million of reimbursable property taxes, offset by a decrease of $0.3 million of reimbursable common area maintenance costs. Additionally, non-reimbursable expenses increased by $0.1 million, primarily consisting of roof repairs.
•General and Administrative Expenses. General and administrative expenses increased $0.8 million to $5.7 million for the three months ended March 31, 2024 from $4.9 million for the three months ended March 31, 2023. The increase is primarily due to an increase in employee severance of $0.8 million, including cash severance of $0.5 million and the expense associated with the accelerated vesting of stock-based compensation of $0.3 million, an increase of $0.4 million of stock-based compensation, offset by a decrease of $0.2 million of payroll expenses, and other combined net decreases of $0.2 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and Amortization. Depreciation and amortization expense increased $2.6 million to $17.5 million for the three months ended March 31, 2024 from $14.9 million for the three months ended March 31, 2023. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases in building depreciation expense of $1.7 million, building improvements depreciation expense of $0.5 million, in-place lease amortization expense of $0.2 million, and leasing commissions amortization expense of $0.2 million.

•Provisions for impairment. For the three months ended March 31, 2024, we recorded provisions for impairment of $3.7 million on 12 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale or disposed of during three months ended March 31, 2024. Four of the properties are held for investment as of the three months ended March 31, 2024. For the three months ended March 31, 2023, we recorded no provisions for impairment. For the three months ended March 31, 2024, we sold two properties that were impaired. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest Expense. Interest expense increased by $2.3 million to $6.2 million for the three months ended March 31, 2024 from $3.9 million for the three months ended March 31, 2023. The increase is primarily attributed to an increase of $2.3 million of interest incurred under the 2029 Term Loan executed on July 3, 2023, an increase of $0.8 million of interest incurred under the 2027 Term Loan (amendment and restatement of the 2024 Term Loan on June 15, 2023), offset by a net decrease of less than $0.1 million under the Revolver as a result of a decrease in average borrowings outstanding which was offset by higher interest rates. An additional increase of $0.3 million was attributable to increased loan fee amortization. This is offset by $1.0 million in amortization of deferred gains on interest rate swaps and $0.2 million of increased capitalized interest on our property developments.

Gain (loss) on sales of real estate, net. Net gain on sales of real estate increased by $1.3 million to $1.0 million for the three months ended March 31, 2024 from a $0.3 million net loss for the three months ended March 31, 2023. The table below summarizes the properties sold for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Number of properties sold	12	8
Sales price, net of disposal costs	$20,466	$15,463
Gain (loss) on sales of real estate, net	$997	$(319)

Other (expense) income, net. Other (expense) income, net decreased by $0.4 million for the three months ended March 31, 2024 primarily due to a $0.4 million loss recorded on one property as a result of foundation issues in 2024.

Net income. Net income decreased $0.4 million to $1.1 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. Net income decreased primarily due to increases in provisions for impairment, interest expense, and depreciation and amortization expense, offset by increases in gains on sales of real estate and additional rental revenues primarily due to the growth in the size of our real estate investment portfolio, including interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and developments, fund investments in mortgage loans receivable and required interest payments, and fund working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and available borrowing facilities. As of March 31, 2024, we had $175.0 million outstanding principal amount under the senior unsecured term loan (the “2027 Term Loan”), $200.0 million outstanding principal amount under the senior unsecured term loan (the “2028 Term Loan”), $250.0 million outstanding principal amount under the 2029 Term Loan, and $75.0 million of borrowings outstanding under our $400.0 million senior unsecured revolving credit facility (the “Revolver”). Additionally, as of March 31, 2024, we had $98.5 million and $1.9 million of unsettled forward equity under the 2021 ATM Program and 2023 ATM Program, respectively. As of March 31, 2024, $222.7 million of remaining gross proceeds were available for future issuances of shares of our common stock under the 2023 ATM Program, inclusive of unsettled shares under forward confirmation. Lastly, we had $190.5 million of unsettled forward equity under the January 2024 forward sale agreements as of March 31, 2024.

We believe the availability of proceeds from the settlement of unsettled outstanding forward confirmations, future issuances of shares of our common stock under the 2023 ATM Program or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of March 31, 2024, our contractual debt obligations primarily include the maturity of our 2027 Term Loan with the scheduled principal payment due on January 15, 2026, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, and repayment of borrowings on our Revolver with a maturity of August 11, 2026. During the three months ended March 31, 2024, we borrowed $82.0 million at a weighted average interest rate of 6.54% and also repaid $87.0 million on our revolving credit facilities.

The following table provides information with respect to our commitments as of March 31, 2024 (in thousands):

	Payment Due by Period
	Total	From April 1, 2024 to December 31, 2024	2025 - 2026	2027 - 2028	Thereafter
Contractual Obligations
2027 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
2027 Term Loan – Variable interest (1)	10,775	4,132	6,643	—	—
2028 Term Loan – Principal	200,000	—	—	200,000	—
2028 Term Loan – Variable Interest (2)	29,992	5,820	15,521	8,651	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (3)	28,096	9,348	18,748	—	—
Revolver – Borrowings	75,000	—	75,000	—	—
Revolver – Variable interest	11,368	3,611	7,757	—	—
Facility Fee (4)	1,417	450	967	—	—
Mortgage Note – Principal	8,322	123	348	7,851	—
Mortgage Note – Interest	1,328	280	726	322	—
Property development under contract	24,961	24,961	—	—	—
Additional principal under mortgage notes receivable	12,371	12,371	—	—	—
Tenant improvement allowances	4,089	4,089	—	—	—
Corporate office lease obligations	5,736	466	1,289	1,359	2,622
Total	$838,455	$65,651	$551,999	$218,183	$2,622
(1) We entered into five interest rate hedges to fix the base interest rate (daily SOFR) on our 2027 Term Loan. The hedged fixed rate reset effective November 27, 2023 to 1.87% and will reset December 23, 2024 to 2.40%. Accordingly, the projected interest rate obligations for the variable rate 2027 Term Loan are based on the hedged fixed rate of 1.87% through December 23, 2024, and 2.40% thereafter, compared to the variable 2027 Term Loan daily SOFR rate as of March 31, 2024 of 5.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2027 Term Loan outstanding through the contractual maturity date of January 15, 2026.
(2) We entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of March 31, 2024 of 5.33%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(3) We entered into four interest rate hedges to fix the base interest rate (daily SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily SOFR rate as of March 31, 2024 of 5.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $150.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.
(4) We are subject to a facility fee of 0.15% on our Revolver.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.3 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage notes receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of March 31, 2024, we had commitments to fund properties under development and extend funds under mortgage notes receivable totaling $25.0 million and $12.4 million, respectively, all of which is expected to be funded throughout 2024.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments” in “Item 1 – Financial Statements (unaudited).”

Historical Cash Flow Information

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$11,651	$14,806
Investing activities	(97,202)	(102,412)
Financing activities	77,956	23,659

Cash Flows Provided By Operating Activities. Net cash provided by operating activities decreased by $3.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was largely attributed to the timing of corporate and property related vendor payments and changes to other working capital accounts, including the payment of our annual insurance policies, payments of employee severance and bonus, and increased interest payments along with other net increases in operating and general and administrative expenses associated with our larger portfolio. This was offset by an increase in rental receipts of $6.9 million and an increase in mortgage loan receivable interest of $1.5 million.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $5.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to decreases in cash spent on investments in mortgage loans receivable of $35.7 million and $1.8 million less in earnest money deposits made, offset by increases in cash spent on acquisitions of real estate and real estate developments and improvements of $27.5 million and $9.8 million, respectively. The remaining decrease is primarily related to proceeds from the sale of real estate, which increased $5.0 million compared to the prior period.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $54.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributed to a $100.0 million draw on our 2029 Term Loan during the three months ended March 31, 2024 and an increase in net borrowings of $12.0 million under our Revolver. The increase was offset by a decrease of $52.9 million from the issuance of our common stock, further offset by an increase in payments of common stock dividends of $3.3 million and increases in the repurchase of common stock for tax withholding obligations of $0.7 million.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. The Company intends to make sufficient distributions during 2024 to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their possible effects on our condensed consolidated financial statements is included in “Note 2 – Summary of Significant Accounting Policies” in “Item 1 – Financial Statements (unaudited).”

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. These include non-recurring executive transition costs, severance and related charges, other loss (gain), net, and loss on debt extinguishments and other related costs.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income	$1,052	$1,481
Depreciation and amortization of real estate	17,462	14,884
Provisions for impairment	3,662	—
(Gain) loss on sales of real estate, net	(997)	319
FFO	21,179	16,684
Adjustments:
Non-recurring executive transition costs, severance and related charges	857	13
Non-recurring other loss (gain), net	414	(12)
Core FFO	22,450	16,685
Adjustments:
Straight-line rent adjustments	(542)	(311)
Amortization of deferred financing costs	558	308
Amortization of above/below-market assumed debt	29	29
Amortization of loan origination costs and discounts	39	28
Amortization of lease-related intangibles	(95)	(213)
Earned development interest	332	—
Capitalized interest expense	(353)	(134)
Non-cash interest expense	(979)	—
Non-cash compensation expense	1,424	1,027
AFFO	$22,863	$17,419

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring executive transition costs, severance and related charges, loss on debt extinguishment and other related costs, other loss (gain), net, other non-recurring expenses (income), lease termination fees, adjustment for construction in process, and adjustment for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income	$1,052	$1,481
Depreciation and amortization of real estate	17,462	14,884
Amortization of lease-related intangibles	(95)	(213)
Non-real estate depreciation and amortization	79	65
Interest expense, net	6,180	3,944
Income tax expense (benefit)	17	(43)
Amortization of loan origination costs	39	28
EBITDA	24,734	20,146
Adjustments:
Provisions for impairments	3,662	—
(Gain) loss on sales of real estate, net	(997)	319
EBITDAre	27,399	20,465

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended March 31, 2024
Net income	$1,052
Depreciation and amortization of real estate	17,462
Amortization of lease-related intangibles	(95)
Non-real estate depreciation and amortization	79
Interest expense, net	6,180
Income tax expense (benefit)	17
Amortization of loan origination costs	39
EBITDA	24,734
Adjustments:
Provisions for impairments	3,662
(Gain) loss on sales of real estate, net	(997)
EBITDAre	27,399
Adjustments:
Straight-line rent adjustments	(542)
Non-recurring executive transition costs, severance and related charges	857
Non-recurring other loss (gain), net	414
Other non-recurring expenses, net	158
Non-cash compensation expense	1,424
Adjustment for construction in process (1)	497
Adjustment for intraquarter investment activities (2)	1,469
Adjusted EBITDAre	$31,676

Annualized Adjusted EBITDAre (3)	$126,704
Adjusted Net Debt / Annualized Adjusted EBITDAre	3.1
(1) Adjustment reflects the estimated cash yield on developments in process as of March 31, 2024.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments and interest earning loan activity completed during the three months ended March 31, 2024 had occurred on January 1, 2024.
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

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt:

As of
March 31, 2024
Principal amount of total debt	$708,322
Less: Cash, cash equivalents and restricted cash	(22,334)
Net Debt	685,988
Less: Value of unsettled forward equity (1)	(290,908)
Adjusted Net Debt	$395,080
(1) There were 17,131,211 unsettled shares under forward equity contracts as of March 31, 2024 at the available weighted-average net settlement price of $16.98.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, loss on debt extinguishment, lease termination fees and other expense (income), net. We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We further adjust Property-Level Cash NOI - Estimated Run Rate for interest income on mortgage loans receivable and intraquarter mortgage loan activity to derive Total Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table sets forth a reconciliation of Property-Level NOI and Property-Level Cash NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income	$1,052	$1,481
General and administrative	5,707	4,909
Depreciation and amortization	17,541	14,949
Provisions for impairment	3,662	—
Transaction costs	129	109
Interest expense, net	6,180	3,944
(Gain) loss on sales of real estate, net	(997)	319
Income tax expense (benefit)	17	(43)
Interest income on mortgage loans receivable	(2,484)	(978)
Other expense (income), net	280	(152)
Property-Level NOI	31,087	24,538
Straight-line rent adjustments	(542)	(311)
Amortization of lease-related intangibles	(95)	(213)
Property-Level Cash NOI	$30,450	$24,014

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended March 31, 2024
Net income	$1,052
General and administrative	5,707
Depreciation and amortization	17,541
Provisions for impairment	3,662
Transaction costs	129
Interest expense, net	6,180
(Gain) loss on sales of real estate, net	(997)
Gain on forfeited earnest money deposit	—
Income tax expense (benefit)	17
Interest income on mortgage loans receivable	(2,484)
Other expense (income), net	280
Property-Level NOI	31,087
Straight-line rent adjustments	(542)
Amortization of lease-related intangibles	(95)
Property-Level Cash NOI	$30,450
Adjustment for intraquarter acquisitions, dispositions and interest earning development (1)	1,358
Property-Level Cash NOI Estimated Run Rate	31,808
Interest income on mortgage loans receivable	2,484
Adjustments for intraquarter mortgage loan activity (2)	111
Total Cash NOI - Estimated Run Rate	$34,403
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended March 31, 2024 had occurred on January 1, 2024.
(2) Adjustment assumes all loan activity completed during the three months ended March 31, 2024 had occurred on January 1, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of March 31, 2024, we had total indebtedness of approximately $175.0 million under the 2027 Term Loan, $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, and $75.0 million of borrowings under the Revolver, all of which are floating rate debt with a variable interest rate. For the three months ended March 31, 2024, we had average daily outstanding borrowings on our Revolver of $59.6 million.
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

Additionally, we will occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2024, which assumes a 1% adverse change in the interest rate as of March 31, 2024, the estimated market risk exposure was approximately $0.6 million.

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

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSTREIT Corp.

April 29, 2024	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

April 29, 2024	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 29, 2024	/s/ PATRICIA GIBBS
Date	Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)