Form 10-Q
period 2024-06-30
NETSTREIT Corp.
filed 2024-07-29
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 25, 2024 was 77,377,679.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Real estate, at cost:
Land	$494,654	$460,896
Buildings and improvements	1,270,572	1,149,809
Total real estate, at cost	1,765,226	1,610,705
Less accumulated depreciation	(122,236)	(101,210)
Property under development	16,896	29,198
Real estate held for investment, net	1,659,886	1,538,693
Assets held for sale	68,096	52,451
Mortgage loans receivable, net	129,941	114,472
Cash, cash equivalents and restricted cash	13,726	29,929
Lease intangible assets, net	162,273	161,354
Other assets, net	64,064	49,337
Total assets	$2,097,986	$1,946,236
Liabilities and equity
Liabilities:
Term loans, net	$621,869	$521,912
Revolving credit facility	98,000	80,000
Mortgage note payable, net	7,869	7,883
Lease intangible liabilities, net	23,876	25,353
Liabilities related to assets held for sale	1,142	1,158
Accounts payable, accrued expenses and other liabilities	27,368	36,498
Total liabilities	780,124	672,804
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 77,377,679 and 73,207,080 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	773	732
Additional paid-in capital	1,435,577	1,367,505
Distributions in excess of retained earnings	(143,734)	(112,276)
Accumulated other comprehensive income	17,600	8,943
Total stockholders’ equity	1,310,216	1,264,904
Noncontrolling interests	7,646	8,528
Total equity	1,317,862	1,273,432
Total liabilities and equity	$2,097,986	$1,946,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue (including reimbursable)	$36,864	$29,707	$72,053	$58,180
Interest income on loans receivable	2,703	1,923	5,187	2,901
Total revenues	39,567	31,630	77,240	61,081
Operating expenses
Property	3,982	3,530	8,084	7,467
General and administrative	5,268	5,260	10,978	10,168
Depreciation and amortization	18,544	15,847	36,084	30,795
Provisions for impairment	3,836	2,836	7,498	2,836
Transaction costs	47	15	175	124
Total operating expenses	31,677	27,488	62,819	51,390
Other (expense) income
Interest expense, net	(7,604)	(5,521)	(13,784)	(9,465)
Gain on sales of real estate, net	8	615	1,006	296
Loss on debt extinguishment	—	(128)	—	(128)
Other (expense) income, net	(2,588)	68	(2,868)	220
Total other (expense) income, net	(10,184)	(4,966)	(15,646)	(9,077)
Net (loss) income before income taxes	(2,294)	(824)	(1,225)	614
Income tax (expense) benefit	(12)	32	(29)	75
Net (loss) income	(2,306)	(792)	(1,254)	689
Net (loss) income attributable to noncontrolling interests	(15)	(1)	(8)	8
Net (loss) income attributable to common stockholders	$(2,291)	$(791)	$(1,246)	$681
Amounts available to common stockholders per common share:
Basic	$(0.03)	$(0.01)	$(0.02)	$0.01
Diluted	$(0.03)	$(0.01)	$(0.02)	$0.01
Weighted average common shares:
Basic	73,588,605	61,043,531	73,419,198	59,600,630
Diluted	73,588,605	61,043,531	73,419,198	60,294,734
Other comprehensive income:
Net (loss) income	$(2,306)	$(792)	$(1,254)	$689
Change in value on derivatives, net	(420)	6,388	8,708	409
Total comprehensive (loss) income	$(2,726)	$5,596	$7,454	$1,098
Comprehensive (loss) income attributable to noncontrolling interests	(15)	48	43	8
Comprehensive (loss) income attributable to common stockholders	$(2,711)	$5,548	$7,411	$1,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	73,207,080	$732	$1,367,505	$(112,276)	$8,943	$1,264,904	$8,528	$1,273,432
OP Units converted to common stock	7,119	—	126	—	—	126	(126)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(15,031)	—	(15,031)	(98)	(15,129)
Dividends declared on restricted stock, net	—	—	—	(143)	—	(143)	—	(143)
Vesting of restricted stock units	176,197	2	(2)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(61,985)	(1)	(1,068)	—	—	(1,069)	—	(1,069)
Stock-based compensation, net	—	—	1,751	135		1,886	—	1,886
Other comprehensive income	—	—	—	—	9,077	9,077	51	9,128
Net income	—	—	—	1,045	—	1,045	7	1,052
Balance at March 31, 2024	73,328,411	$733	$1,368,312	$(126,270)	$18,020	$1,260,795	$8,362	$1,269,157
Issuance of common stock in public offerings, net of issuance costs	4,000,000	40	65,284	—	—	65,324	—	65,324
OP Units converted to common stock	35,121	—	611	—	—	611	(611)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(15,042)	—	(15,042)	(90)	(15,132)
Dividends declared on restricted stock, net	—	—	—	(139)	—	(139)	—	(139)
Vesting of restricted stock units	23,510	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(9,363)	—	(160)	—	—	(160)	—	(160)
Stock-based compensation, net	—	—	1,530	8	—	1,538	—	1,538
Other comprehensive loss	—	—	—	—	(420)	(420)	—	(420)
Net loss	—	—	—	(2,291)	—	(2,291)	(15)	(2,306)
Balance at June 30, 2024	77,377,679	$773	$1,435,577	$(143,734)	$17,600	$1,310,216	$7,646	$1,317,862

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

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,254)	$689
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,084	30,795
Amortization of deferred financing costs	1,115	615
Amortization of above/below-market assumed debt	57	57
Noncash revenue adjustments	(1,227)	(839)
Amortization of deferred gains on interest rate swaps	(1,958)	—
Stock-based compensation expense	3,281	2,279
Gain on sales of real estate, net	(1,006)	(296)
Provisions for impairment	7,498	2,836
Loss on debt extinguishment	—	128
Loss (gain) on involuntary conversion of building and improvements	905	(47)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(4,285)	(2,227)
Accounts payable, accrued expenses and other liabilities	(2,192)	1,628
Lease incentive payments	—	(1,223)
Net cash provided by operating activities	37,018	34,395
Cash flows from investing activities
Acquisitions of real estate	(190,764)	(163,934)
Real estate development and improvements	(29,996)	(19,426)
Investment in mortgage loans receivable	(18,021)	(61,422)
Principal collections on mortgage loans receivable	2,338	—
Earnest money deposits	(14)	(1,066)
Purchase of computer equipment and other corporate assets	(8)	(23)
Proceeds from sale of real estate	32,542	19,299
Proceeds from the settlement of property-related insurance claims	—	47
Net cash used in investing activities	(203,923)	(226,525)
Cash flows from financing activities
Issuance of common stock in public offerings, net	65,324	167,439
Payment of common stock dividends	(30,073)	(23,823)
Payment of OP unit distributions	(188)	(203)
Payment of restricted stock dividends	(441)	(93)
Principal payments on mortgages payable	(77)	(63)
Proceeds under revolving credit facilities	190,000	221,000
Repayments under revolving credit facilities	(172,000)	(228,000)
Proceeds from term loans	100,000	—
Repurchase of common stock for tax withholding obligations	(1,229)	(368)
Deferred offering costs	(614)	(185)
Deferred financing costs	—	(977)
Net cash provided by financing activities	150,702	134,727
Net change in cash, cash equivalents and restricted cash	(16,203)	(57,403)
Cash, cash equivalents and restricted cash at beginning of the period	29,929	70,543
Cash, cash equivalents and restricted cash at end of the period	$13,726	$13,140

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$13,437	$8,045
Cash (received) paid for income taxes	$(8)	$477
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$139	$250
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$22	$121
Accrued loan origination fees on mortgage loans receivable	$200	$—
Cash flow hedge change in fair value	$10,666	$409
Accrued capital expenditures and real estate development and improvement costs	$2,657	$3,858

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of June 30, 2024, the Company owned or had investments in 649 properties, located in 45 states, excluding 12 property developments where rent has yet to commence.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2023, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the full year.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total provision for impairment	$3,836	$2,836	$7,498	$2,836
Number of properties: (1)
Classified as held for sale	5	6	5	6
Disposed within the period	1	—	7	—

(1) Includes the number of properties that were either (i) impaired during the period on the held for sale classification date and remained as held for sale as of period-end or (ii) impaired and disposed of during the respective period. Excludes properties that did not have impairment recorded during the period. Of the total provision for impairment during the three months ended June 30, 2024, the Company recorded $1.1 million of additional impairment expense on four properties that were classified as held for sale in prior periods, and $1.9 million of impairment expense on two properties held for investment. Of the total provision for impairment during the six months ended June 30, 2024, the Company recorded $1.4 million of additional impairment expense on five properties that were classified as held for sale in prior periods and $4.1 million of impairment expense on six properties held for investment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash balances, money market accounts and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $0.5 million of restricted cash as of June 30, 2024, and $11.5 million of restricted cash as of December 31, 2023.

The Company’s bank balances as of June 30, 2024 and December 31, 2023 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of June 30, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of June 30, 2024:

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

Provisions for impairment recognized during the three and six months ended June 30, 2024 partially related to assets held for sale where impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. The Company also recorded $1.9 million and $4.1 million of impairment expense on two and six properties held for investment, respectively, during the three and six months ended June 30, 2024. These properties were accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with adjusted carrying values ranging from $0.2 million to $4.8 million. The Company estimated the fair value using a capitalization rates ranging from 7.6% to 12.1% which it believes is reasonable based on current market rates. As of December 31, 2023, there were two real estate assets held for investment accounted for at fair value. Of these properties, one was accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with an adjusted carrying value of $1.5 million.

The following table discloses estimated fair value information for the Company’s 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan (each as defined in “Note 6 - Debt”) which is derived based primarily on unobservable market inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2027 Term Loan	$174,273	$175,493	$174,037	$175,641
2028 Term Loan	199,126	201,242	199,006	201,396
2029 Term Loan	248,471	250,909	148,869	150,666
(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.

Concentrations of Credit Risk

During the three months ended June 30, 2024, one tenant, Dollar General, accounted for 11.3% of total revenues. During the three months ended June 30, 2023, there were no other tenants or borrowers with rental or interest income on loans receivable that exceeded 10% of total revenues.

During the six months ended June 30, 2024, one tenant, Dollar General, accounted for 11.5% of total revenues. During the six months ended June 30, 2023, there were no other tenants or borrowers with rental or interest income on loans receivable that exceeded 10% of total revenues.

Other financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash held at various financial institutions, access to the Company’s credit facilities, and amounts due or payable under derivative contracts. These credit risk exposures are spread among a diversified group of investment grade financial institutions.

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

Note 3 – Leases

The Company acquires, owns and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities and repairs and maintenance costs). As of June 30, 2024, exclusive of mortgage loans receivable, the Company’s weighted average remaining lease term was 9.5 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive (loss) income and is presented net of any reserves, write-offs, or recoveries for uncollectible amounts.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental revenue
Fixed lease income (1)	$33,788	$26,808	$65,653	$51,531
Variable lease income (2)	2,978	2,715	6,207	6,252
Other rental revenue:
Above/below market lease amortization, net	287	377	573	789
Lease incentives	(189)	(193)	(380)	(392)
Rental revenue (including reimbursable)	$36,864	$29,707	$72,053	$58,180
(1)    Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.

(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and lease termination fees, and reserves for uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the three and six months ended June 30, 2024 and 2023.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight line rent adjustments for all properties) due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2024 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2024	$66,247
2025	132,701
2026	130,639
2027	127,206
2028	120,591
Thereafter	736,410
Total	$1,313,794

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of June 30, 2024, the Company owned or had investments in 649 properties, excluding 12 property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $2.0 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Texas and Illinois representing 10.6% and 9.0%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

Acquisitions

During the three months ended June 30, 2024, the Company acquired 18 properties for a total purchase price of $95.6 million, inclusive of $0.6 million of capitalized acquisition costs. During the six months ended June 30, 2024, the Company acquired 46 properties for a total purchase price of $190.8 million, inclusive of $1.8 million of capitalized acquisition costs.

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

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Land	$28,264	$19,748	$44,872	$34,052
Buildings	55,508	56,869	114,887	100,002
Site improvements	7,001	5,490	13,429	8,969
Tenant improvements	359	1,168	1,804	1,559
In-place lease intangible assets	4,479	11,399	15,772	17,809
Above-market lease intangible assets	—	1,543	—	1,543
Purchase price (including acquisition costs)	$95,611	$96,217	$190,764	$163,934

Development

As of June 30, 2024, the Company had eight property developments under construction. During the three months ended June 30, 2024, the Company invested $12.0 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $1.2 million. During the six months ended June 30, 2024, the Company invested $23.0 million in property developments, including the land acquisition of four new developments with a combined initial purchase price of $2.0 million. During the six months ended June 30, 2024, the Company completed development on 14 projects and reclassified approximately $35.3 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for 10 of the completed developments during the six months ended June 30, 2024, while rent is expected to commence for the other four completed developments in the third quarter of 2024. The remaining eight developments are expected to be substantially completed with rent commencing at various points throughout 2024. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2024.

During the three months ended June 30, 2023, the Company invested $17.7 million in property developments.

During the six months ended June 30, 2023, the Company invested $22.2 million in property developments, including the land acquisition of 20 new developments with an initial purchase price of $11.9 million. During the six months ended June 30, 2023, the Company completed development on two projects and reclassified approximately $14.8 million from property under development to land, buildings and improvements in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments in the first quarter of 2023. The purchase price, including acquisitions costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2023.

Additionally, during the three months ended June 30, 2024 and 2023, the Company capitalized approximately $0.2 million and $0.1 million, respectively, of interest expense associated with properties under development. During the six months ended June 30, 2024 and 2023, the Company capitalized approximately $0.6 million and $0.3 million, respectively, of interest expense associated with properties under development.

Dispositions

During the three months ended June 30, 2024, the Company sold six properties for a total sales price, net of disposal costs, of $12.1 million, recognizing a net gain of less than $0.1 million. During the three months ended June 30, 2023, the Company sold two properties for a total sales price, net of disposal costs, of $3.8 million, recognizing a net gain of $0.6 million.

During the six months ended June 30, 2024, the Company sold 18 properties for a total sales price, net of disposal costs, of $32.5 million, recognizing a net gain of $1.0 million. During the six months ended June 30, 2023, the Company sold 10 properties for a total sales price, net of disposal costs, of $19.3 million, recognizing a net gain of $0.3 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of June 30, 2024 and December 31, 2023 is summarized below (in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Mortgage (3) (4)	I/O	1	7.60%	7.50%	1/8/2025	$43,612	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (5)	I/O	3	8.11%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (5)	I/O	9	7.59%	7.59%	6/10/2025	14,024	14,024
Mortgage	None (6)	1	7.73%	8.50%	12/29/2024	660	660
Mortgage (3)	P+I	1	9.32%	7.50%	1/8/2025	3,231	3,246
Mortgage (3) (4) (7)	I/O	12	8.80%	10.25%	6/18/2025	16,823	5,007
Mortgage (3) (4)	I/O	2	14.10%	10.25%	12/22/2024	4,149	1,909
Mortgage (3) (4)	I/O	1	10.25%	10.25%	4/26/2025	819	—
Mortgage (3) (4)	I/O	1	10.25%	10.25%	5/15/2025	784	—
Total						130,174	114,530
Unamortized loan origination costs and fees, net						20	58
Unamortized discount						(252)	(116)
Total mortgage loans receivable, net						$129,941	$114,472
(1) I/O: Interest Only; P+I: Principal and Interest.
(2) Includes amortization of discount, loan origination costs and fees, as applicable.
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
(5) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(6) Payments of both interest and principal are due at maturity.
(7) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from December 5, 2024 to June 18, 2025.

Assets Held for Sale

As of June 30, 2024 and December 31, 2023, there were 25 and 23 properties, respectively, classified as held for sale.

Provisions for Impairment

The Company recorded provisions for impairment of $3.8 million and $2.8 million on 12 properties and six properties for the three months ended June 30, 2024 and 2023, respectively.

The Company recorded provisions for impairment of $7.5 million and $2.8 million on 23 properties and six properties for the six months ended June 30, 2024 and 2023, respectively.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$191,928	$(53,058)	$138,870	$181,564	$(45,210)	$136,354
Above-market leases	21,634	(5,163)	16,471	21,661	(4,361)	17,300
Lease incentives	8,541	(1,609)	6,932	8,996	(1,296)	7,700
Total intangible assets	$222,103	$(59,830)	$162,273	$212,221	$(50,867)	$161,354

Liabilities:
Below-market leases	$33,062	$(9,186)	$23,876	$33,196	$(7,843)	$25,353

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2024 and as of December 31, 2023 by category were as follows:

	Years Remaining
	June 30, 2024	December 31, 2023
In-place leases	8.9	8.8
Above-market leases	11.8	12.2
Below-market leases	10.5	10.9
Lease incentives	10.5	11.1

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive (loss) income related to the amortization of intangible assets and liabilities for all property and ground leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization:
Amortization of in-place leases	$5,196	$4,809	$10,071	$9,479

Net adjustment to rental revenue:
Above-market lease assets	(93)	(391)	(188)	(762)
Below-market lease liabilities	380	768	761	1,551
Lease incentives	(189)	(193)	(380)	(392)
	$98	$184	$193	$397

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of June 30, 2024, for the next five years and thereafter (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
In-place leases	$10,388	$20,525	$19,319	$17,352	$14,548	$56,738	$138,870

Above-market lease assets	$(828)	$(1,655)	$(1,632)	$(1,568)	$(1,523)	$(9,265)	$(16,471)
Below-market lease liabilities	1,394	2,771	2,681	2,610	2,478	11,942	23,876
Lease incentives	(375)	(751)	(751)	(695)	(665)	(3,695)	(6,932)
Net adjustment to rental revenue	$191	$365	$298	$347	$290	$(1,018)	$473

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	June 30, 2024	December 31, 2023
Debt:
2027 Term Loan (3)	January 15, 2026	January 15, 2027	3.12%	$175,000	$175,000
2028 Term Loan (4)	February 11, 2028	—	3.88%	200,000	200,000
2029 Term Loan (5)	July 3, 2026	January 3, 2029	4.99%	250,000	150,000
Revolver (6)	August 11, 2026	August 11, 2027	6.43%	98,000	80,000
Mortgage Note	November 1, 2027	—	4.53%	8,284	8,361
Total debt				731,284	613,361
Unamortized discount and debt issuance costs				(3,546)	(3,566)
Unamortized deferred financing costs, net (7)				(1,571)	(1,942)
Total debt, net				$726,167	$607,853
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Rate represents the effective interest rate as of June 30, 2024 and includes the effect of interest rate swap agreements, as described further in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments.”
(3) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of June 30, 2024. The Company has entered into five interest rate swap agreements that effectively convert the floating rate to a fixed rate. The hedged fixed rate reset effective November 27, 2023 to 1.87% and will reset again effective December 23, 2024 to 2.40%.
(4) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of June 30, 2024. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(5) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.15% as of June 30, 2024. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) The annual interest rate of the Revolver assumes daily SOFR as of June 30, 2024 of 5.34% plus a SOFR adjustment of 0.10% plus the applicable margin which was 1.00% as of June 30, 2024.
(7) The Company records deferred financing costs associated with the Revolver in other assets, net on its condensed consolidated balance sheets. The Company reclassed the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan.

2029 Term Loan

On July 3, 2023, the Company entered into an agreement (the “2029 Term Loan Agreement”) related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the 2029 Term Loan Agreement, be increased to an amount of up to $400.0 million at the Company’s request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to two one-year extension options and one six-month extension option with a final, extended maturity date of January 3, 2029. The extension options are at the Company’s election and are subject to certain conditions. Subject to the terms of the 2029 Term Loan Agreement, the Company drew an additional $100.0 million under the 2029 Term Loan on March 1, 2024.

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

Credit Facility

On August 11, 2022, the Company entered into a sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “Revolver”, and together with the 2028 Term Loan, the “Credit Facility”). The Credit Facility may be increased by $400.0 million in the aggregate for total availability of up to $1.0 billion.

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

In connection with the Credit Facility, the Company incurred approximately $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassed to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

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

Mortgage Note Payable

As of June 30, 2024, the Company had total gross mortgage indebtedness of $8.3 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.4 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan are interest only through maturity. As of June 30, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment (1)	Total
Remainder of 2024	$83	$—	$83
2025	170	—	170
2026	178	523,000	523,178
2027	170	7,683	7,853
2028	—	200,000	200,000
Total	$601	$730,683	$731,284
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revolving credit facilities (1)	$1,636	$2,567	$2,759	$3,716
Term loans (2)	6,491	2,668	12,200	5,168
Mortgage note payable	95	100	190	193
Non-cash:
Amortization of deferred financing costs	186	186	423	371
Amortization of debt discount and debt issuance costs, net	401	150	749	301
Amortization of deferred gains on interest rate swaps	(979)	—	(1,958)	—
Capitalized interest	(226)	(150)	(579)	(284)
Total interest expense, net	$7,604	$5,521	$13,784	$9,465
(1) Includes facility fees and non-utilization fees of approximately $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and facility fees of $0.3 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended June 30, 2024 and 2023, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.66% and 6.41%, respectively. During the six months ended June 30, 2024 and 2023, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.69% and 6.09%, respectively.

During the three months ended June 30, 2024 and 2023, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 6.49% and 5.94%, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 6.51% and 5.92%, respectively.

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

The Company was in compliance with all of its debt covenants as of June 30, 2024 and expects to be in compliance for the twelve-month period ending December 31, 2024.

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

Effective July 3, 2023, such derivatives were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily SOFR rate as of June 30, 2024 of 5.34%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of June 30, 2024 of 5.33%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective January 27, 2023, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12% and on June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for the 2027 Term Loan. In anticipation of the amendment and restatement of the 2024 Term Loan, additional derivatives, effective November 27, 2023 and December 23, 2024 at hedged fixed rates of 1.87% and 2.40%, respectively, were initiated to hedge the variable cash flows associated with the 2027 Term Loan through the fully extended maturity date. The interest rate on the variable 2027 Term Loan includes a daily SOFR rate as of June 30, 2024 of 5.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate swaps	12	12	$650,000	$650,000

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps	Other assets, net	$22,035	$14,442

	Derivative Liabilities
		Fair Value as of
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$—	$3,073

The following table presents the effect of the Company's interest rate swaps on the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
For the Three Months Ended June 30
Interest Rate Products	$4,446	$9,714	Interest expense, net	$4,866	$3,326

For the Six Months Ended June 30
Interest Rate Products	$18,207	$6,572	Interest expense, net	$9,499	$6,163

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and six months ended June 30, 2024 and 2023. During the next twelve months, the Company estimates that an additional $12.6 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2024
Derivative assets	$—	$22,035	$—	$22,035

December 31, 2023
Derivative assets	$—	$14,442	$—	$14,442
Derivative liabilities	$—	$3,073	$—	$3,073

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$11,143	$10,074
Deferred rent receivable	9,469	7,744
Prepaid assets	3,834	1,387
Earnest money deposits	464	450
Fair value of interest rate swaps	22,035	14,442
Deferred offering costs	1,244	1,031
Deferred financing costs, net	1,571	2,724
Right-of-use asset	3,677	3,866
Leasehold improvements and other corporate assets, net	1,575	1,723
Interest receivable	2,542	1,397
Other assets, net	6,510	4,499
	$64,064	$49,337

Accounts payable, accrued expenses and other liabilities consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$8,753	$8,826
Accrued bonus	736	2,575
Prepaid rent	3,090	3,896
Operating lease liability	4,882	5,104
Accrued interest	3,258	2,921
Deferred rent	3,998	3,257
Accounts payable	812	4,691
Fair value of interest rate swaps	—	3,073
Other liabilities	1,839	2,155
	$27,368	$36,498

Note 9 – Shareholders’ Equity, Partners’ Capital and Preferred Equity

ATM Program

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “2021 ATM Program”).

•In March 2023, the Company issued 146,745 shares of common stock under the 2021 ATM Program at a weighted average price of $20.22 per share for net proceeds of approximately $2.9 million, net of sales commissions and offering costs of less than $0.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 146,745 Class A units of limited partnership of the Operating Partnership (“Class A OP Units”).

•In June 2023, the Company issued 1,364,815 shares of common stock under the 2021 ATM Program at a weighted average price of $17.53 per share for net proceeds of approximately $23.4 million, net of sales commissions and offering costs of $0.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,364,815 Class A OP Units.

On September 14, 2023, the Company entered into a forward confirmation with respect to 7,500,000 shares of its common stock under the 2021 ATM Program.

•On June 26, 2024, the Company partially physically settled 4,000,000 shares of common stock at a price of $16.43 per share under such forward confirmation for net proceeds of approximately $65.3 million, net of sales commissions and offering costs of $0.7 million. As of June 30, 2024, 1,983,711 shares remain unsettled under the forward confirmation.

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective October 24, 2023, in connection with the establishment of the new at-the-market offering program, the 2021 ATM Program was terminated.

On March 28, 2024, the Company entered into a forward confirmation with respect to 107,500 shares of its common stock under the 2023 ATM Program, at a public offering price of $18.29 per share. 107,500 shares remain unsettled under the forward confirmation as of June 30, 2024. The Company may physically settle this forward confirmation (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than April 12, 2025.

During April 2024, the Company entered into forward sale agreements with respect to an aggregate 1,635,600 shares of its common stock under the 2023 ATM Program at a weighted average price of $17.63 per share. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than April 12, 2025. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. No physical settlement has occurred through the date on which these condensed consolidated financial statements were issued. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and it may owe cash to the relevant forward counterparty in certain circumstances. As of June 30, 2024, the Company has $222.7 million remaining gross proceeds available for future issuances of shares of common stock under the 2023 ATM Program, inclusive of unsettled shares under forward confirmation.

The following table presents information about the 2023 ATM Program and the 2021 ATM Program (in thousands):

			Maximum Sales Authorization	Gross Sales through June 30, 2024
Program Name	Date Established	Date Terminated
2021 ATM Program (1)	September 2021	October 2023	$250,000	$216,391
2023 ATM Program (2)	October 2023	—	$300,000	$77,323
(1) As of June 30, 2024, 1,983,711 shares remain unsettled under the forward confirmation at the available net settlement price of $16.44.
(2) As of June 30, 2024, 1,743,100 shares remain unsettled under the forward confirmation as of June 30, 2024 at the available net settlement price of $17.54.

January 2024 Follow-On Offering

In January 2024, the Company completed a registered public offering of 11,040,000 shares of its common stock at a public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 9, 2025. The Company may also elect to cash settle or net share settle all or a portion of its obligations under a forward sale agreement if it concludes it is in its best interest to do so. If the Company elects to cash settle a forward sale agreement, it may not receive any proceeds and it may owe cash to the relevant forward counterparty in certain circumstances. As of June 30, 2024, 11,040,000 shares remain unsettled under the January 2024 forward sale agreements.

Surrendered Shares on Vested Stock Unit Awards

During the six months ended June 30, 2024 and 2023, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the six months ended June 30, 2024 and 2023, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender an approximate total of 71 thousand and 18 thousand RSUs, respectively, valued at approximately $1.2 million and $0.4 million, respectively, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows.

Dividends

During the six months ended June 30, 2024, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024
April 23, 2024	0.205	June 3, 2024	15,042	June 14, 2024
	$0.410		$30,073

During the six months ended June 30, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.200	June 1, 2023	12,173	June 15, 2023
	$0.400		$23,823

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during each of the six months ended June 30, 2024 and 2023, the Operating Partnership paid distributions of $0.2 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2024 and December 31, 2023, noncontrolling interests represented 0.6% and 0.7%, respectively, of OP Units. During the three months ended June 30, 2024 and 2023, OP Unit holders redeemed 35,121 and no OP Units, respectively, into shares of common stock on a one-for-one basis. During the six months ended June 30, 2024 and 2023, OP Unit holders redeemed 42,240 and 5,694 OP Units, respectively, into shares of common stock on a one-for-one basis.

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

As of June 30, 2024, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $1.5 million for the three months ended June 30, 2024 and $1.3 million for the three months ended June 30, 2023. Stock-based compensation expense was $3.3 million for the six months ended June 30, 2024 and $2.3 million for the six months ended June 30, 2023. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

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

The following table summarizes performance-based RSU activity for the period ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2023	30,379	$19.75
Granted during the period	—	—
Forfeited during the period	—	—
Vested during the period	—	—
Unvested RSU grants outstanding as of June 30, 2024	30,379	$19.75

For both the three and six months ended June 30, 2024, the Company recognized less than $0.1 million in stock-based compensation expense associated with performance-based RSUs. As of June 30, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled less than $0.1 million, and as of June 30, 2024, these awards are expected to be recognized over a remaining weighted average period of 0.5 years. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based RSU activity for the period ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2023	298,108	$19.79
Granted during the period	200,140	17.33
Forfeited during the period	(1,034)	18.10
Vested during the period	(153,047)	19.72
Unvested RSU grants outstanding as of June 30, 2024	344,167	$18.39

For the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.9 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of June 30, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled $4.8 million and $3.4 million, respectively, and as of June 30, 2024, these awards are expected to be recognized over a remaining weighted average period of 2.1 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table summarizes market-based RSU activity for the period ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2023	258,558	$20.38
Granted during the period	169,002	16.05
Forfeited during the period	(75,229)	17.26
Vested during the period	(46,660)	20.36
Unvested RSU grants outstanding as of June 30, 2024	305,671	$18.76

For the three and six months ended June 30, 2024, the Company recognized $0.5 million and $1.1 million, respectively, in stock-based compensation expense associated with market-based RSUs. As of June 30, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled $3.4 million and $2.1 million, respectively, and as of June 30, 2024, these awards are expected to be recognized over a remaining weighted average period of 2.2 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vests from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2024 under the Program was approximately $1.7 million. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three and six months ended June 30, 2024, the Company recognized approximately $0.1 million and $0.2 million, respectively, in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

Note 11 – (Loss) Earnings Per Share

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per common share for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net (loss) income	$(2,306)	$(792)	$(1,254)	$689
Net loss (income) attributable to noncontrolling interest	15	1	8	(8)
Net (loss) income attributable to common shares, basic	(2,291)	(791)	(1,246)	681
Net (loss) income attributable to noncontrolling interest	(15)	(1)	(8)	8
Net (loss) income attributable to common shares, diluted	$(2,306)	$(792)	$(1,254)	$689

Denominator:
Weighted average common shares outstanding, basic	73,588,605	61,043,531	73,419,198	59,600,630
Effect of dilutive shares for diluted net income per common share:
OP Units	—	—	—	509,588
Unvested RSUs	—	—	—	164,322
Unsettled shares under open forward equity contracts	—	—	—	20,194
Weighted average common shares outstanding, diluted	73,588,605	61,043,531	73,419,198	60,294,734

Net (loss) income available to common stockholders per common share, basic	$(0.03)	$(0.01)	$(0.02)	$0.01
Net (loss) income available to common stockholders per common share, diluted	$(0.03)	$(0.01)	$(0.02)	$0.01

For the three months ended June 30, 2024 and 2023, diluted net loss per common share does not assume the conversion of 440,654 and 507,773 OP Units, respectively, 69,023 and 152,785 unvested RSUs, respectively, and 254,299 unsettled shares under open forward equity contracts for the three months ended June 30, 2024, as such conversion would be antidilutive.

For the six months ended June 30, 2024, diluted net loss per common share does not assume the conversion of 459,520 OP Units, 118,790 unvested RSUs, or 462,103 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of June 30, 2024 and December 31, 2023, there were 437,058 and 479,298 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage notes receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of June 30, 2024, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, which is expected to be funded within the next two years. Additionally, as of June 30, 2024, the Company had commitments to fund properties under development totaling $16.1 million, which is expected to be funded over the next 18 months. The Company also had commitments to extend funds under mortgage notes receivable of $15.3 million as of June 30, 2024, which is expected to occur over the next 12 months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.1 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of June 30, 2024, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to June 30, 2024 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On July 23, 2024, the Company's Board of Directors declared a cash dividend of $0.21 per share for the third quarter of 2024. The dividend will be paid on September 13, 2024 to stockholders of record on September 3, 2024.

Revolver Activity

In July 2024, the Company borrowed $6.0 million under the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

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

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of June 30, 2024, we owned or had investments in 649 single-tenant retail net leased properties that were diversified by tenant, industry and geography, including 90 different tenants, across 26 retail sectors in 45 states. This excludes 12 property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of June 30, 2024, our investments generated ABR1 of $148.3 million. Approximately 69% of our ABR is from investment grade2 credit rated tenants and an additional 14% of our ABR is derived from tenants with an investment grade profile3. Exclusive of mortgage loans receivable, our portfolio was 100% occupied with a weighted average remaining lease term (“WALT”) of 9.5 years, which we believe provides us with a strong stable source of recurring cash flow from our portfolio.

January Follow-On Offering

In January 2024, we completed a registered public offering of 11,040,000 shares of our common stock at a public offering price of $18.00 per share. In connection with the offering, we entered into forward sale agreements for 11,040,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than January 9, 2025. We may also elect to cash settle or net share settle all or a portion of our obligations under a forward sale agreement if we conclude it is in our best interest to do so. If we elect to cash settle a forward sale agreement, we may not receive any proceeds and we may owe cash to the relevant counterparty in certain circumstances. No physical settlement has occurred under the January 2024 forward sale agreements through June 30, 2024.

2023 ATM Program

On October 25, 2023, we entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. During April 2024, we entered into forward sale agreements for an aggregate of 1,635,600 shares of our common stock under the 2023 ATM Program at a weighted average price of $17.63 per share, none of which have been physically settled. As of June 30, 2024, we had $222.7 million in remaining gross proceeds available for future issuances of shares of our common stock under the 2023 ATM Program, inclusive of unsettled shares under forward confirmation.

2021 ATM Program

On September 1, 2021, we entered into a $250.0 million at-the-market equity program (the “2021 ATM Program”). On September 14, 2023, we entered into a forward confirmation with respect to 7,500,000 shares of our common stock under the 2021 ATM Program. On June 26, 2024, we partially physically settled 4,000,000 shares of common stock at a price of $16.43 per share under such forward confirmation for net proceeds of approximately $65.3 million, net of sales commissions and offering costs of $0.7 million. 1,983,711 shares remain unsettled under the forward confirmation as of June 30, 2024. We may physically settle this forward confirmation (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than September 13, 2024.
1 Annualized base rent (“ABR”) is annualized base rent as of June 30, 2024, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
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

Results of Operations

Overall

We continued to grow our assets during the first half of 2024 through the acquisition of properties, property developments, and investment in mortgage loans receivable. This growth was financed through a $100.0 million draw on our $250.0 million sustainably-linked senior unsecured term loan (the “2029 Term Loan”), settlement of shares of common stock through our forward sale agreements in an amount of $65.3 million, the usage of cash balances as a result of borrowings on our Revolver, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the six months ended June 30, 2024.

Acquisitions

During the three months ended June 30, 2024, we acquired 18 properties for a total purchase price of $95.6 million, inclusive of $0.6 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 16 states with a WALT of approximately 17.1 years. The underwritten weighted-average capitalization rate on our second quarter acquisitions was approximately 7.3%.

During the six months ended June 30, 2024, we acquired 46 properties for a total purchase price of $190.8 million, inclusive of $1.8 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 22 states with a WALT of approximately 13.9 years. The underwritten weighted-average capitalization rate on our year to date acquisitions was approximately 7.3%.

Development

As of June 30, 2024, we had eight property developments under construction. During the three months ended June 30, 2024, we invested $12.0 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $1.2 million. During the six months ended June 30, 2024, we invested $23.0 million in property developments, including the land acquisition of four new developments with a combined initial purchase price of $2.0 million. During the six months ended June 30, 2024, we completed development on 14 projects and reclassified approximately $35.3 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for 10 of the completed developments during the six months ended June 30, 2024, while rent is expected to commence for the other four completed developments in the third quarter of 2024. The remaining eight developments are expected to be substantially completed with rent commencing at various points throughout 2024. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2024.

Dispositions

During the three months ended June 30, 2024, we sold six properties for a total sales price, net of disposal costs of $12.1 million, recognizing a net gain of less than $0.1 million on the sales. During the six months ended June 30, 2024, we sold 18 properties for a total sales price, net of disposal costs of $32.5 million, recognizing a net gain of $1.0 million on the sales.

Investment in Mortgage Loans Receivable

During the three and six months ended June 30, 2024, we invested an additional $7.8 million and $18.0 million, respectively, in fully collateralized mortgage loans receivable with stated interest rates of 10.25%. In addition, during the three and six months ended June 30, 2024, we collected $2.3 million in principal on our mortgage loans receivable. The mortgage loans receivable are collateralized by real estate, primarily leased by investment grade credit rated tenants. The funds provided under the loans, in addition to discount and loan origination costs, net of loan origination fees of less than $0.2 million, are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of June 30, 2024. See “Note 4 - Real Estate Investments” in “Item 1 - Financial Statements (unaudited)” for further discussion on our mortgage loans receivable portfolio.

Other Events

During the quarter ended June 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise of an employee that led to two fraudulent transfers totaling $3.3 million to a third-party impersonating one of our development partners. The result was a $2.8 million loss, net of insurance recoveries.

Economic and Financial Environment

The annual inflation rate for both the the six months ended June 30, 2024 and 2023 was 3.0%. While the Federal Reserve had been raising interest rates in an effort to lower inflation throughout 2022 and the first half of 2023, rates have remained unchanged for nearly a year and there continues to be uncertainty in 2024 as to whether rates will be maintained or potentially cut, and the timing of potential cuts, leading to uncertainties in the financing market and broader economy.

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

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenues
Rental revenue (including reimbursable)	$36,864	$29,707
Interest income on loans receivable	2,703	1,923
Total revenues	39,567	31,630
Operating expenses
Property	3,982	3,530
General and administrative	5,268	5,260
Depreciation and amortization	18,544	15,847
Provisions for impairment	3,836	2,836
Transaction costs	47	15
Total operating expenses	31,677	27,488
Other (expense) income
Interest expense, net	(7,604)	(5,521)
Gain on sales of real estate, net	8	615
Loss on debt extinguishment	—	(128)
Other (expense) income, net	(2,588)	68
Total other expense, net	(10,184)	(4,966)
Net loss before income taxes	(2,294)	(824)
Income tax (expense) benefit	(12)	32
Net loss	$(2,306)	$(792)

Revenue. Revenue for the three months ended June 30, 2024 increased by $8.0 million to $39.6 million from $31.6 million for the three months ended June 30, 2023, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $6.6 million, an increase of $0.8 million related to interest income on mortgage loans receivable, combined with net increases of property expense reimbursements of $0.1 million, and an increase of $0.4 million in straight-line rental revenue.

Total operating expenses. Total expenses increased by $4.2 million to $31.7 million for the three months ended June 30, 2024 as compared to $27.5 million for the three months ended June 30, 2023. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll related costs. Total operating expenses include the following:

•Property expenses. Property expenses increased $0.5 million to $4.0 million for the three months ended June 30, 2024 from $3.5 million for the three months ended June 30, 2023. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.4 million, of which $0.2 million and $0.2 million were related to reimbursable property taxes and reimbursable common area maintenance costs, respectively.

•General and administrative expenses. General and administrative expenses were $5.3 million for both the three months ended June 30, 2024 and 2023. The increases within general and administrative expense were primarily related to employee severance of $0.6 million, including cash severance of $0.4 million and the expense associated with the accelerated vesting of stock-based compensation of $0.2 million, and an increase of $0.1 million of stock-based compensation. These expenses were offset by decreases of $0.3 million of payroll expenses and $0.5 million of bonus expenses, and other combined net decreases of $0.1 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased $2.7 million to $18.5 million for the three months ended June 30, 2024 from $15.8 million for the three months ended June 30, 2023. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $1.7 million, building improvements depreciation expense of $0.5 million, and in-place lease amortization expense of $0.4 million.

•Provision for impairment. For the three months ended June 30, 2024, we recorded provisions for impairment of $3.8 million on 12 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale or disposed of during three months ended June 30, 2024. Two of the properties were held for investment as of June 30, 2024. For the three months ended June 30, 2023, we recorded a provision for impairment of $2.8 million on six properties, all of which were classified as held-for-sale during the three months ended June 30, 2023. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $2.1 million to $7.6 million for the three months ended June 30, 2024 from $5.5 million for the three months ended June 30, 2023. The increase is primarily attributed to an increase of $3.2 million of interest incurred under our $250.0 million senior unsecured term loan (the “2029 Term Loan”), an increase of $0.8 million of interest incurred under our $175.0 million senior unsecured term loan (the “2027 Term Loan”), and an increase of $0.3 million of loan fee amortization. This is offset by a decrease of $0.9 million of interest incurred under our Revolver primarily due to a decrease in average borrowings outstanding during the respective periods and $1.0 million in amortization of deferred gains on interest rate swaps.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $0.6 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. The table below summarizes the properties sold for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Number of properties sold	6	2
Sales price, net of disposal costs	$12,064	$3,836
Gain on sales of real estate, net	$8	$615

Other (expense) income, net. Other (expense) income, net decreased by $2.7 million to $2.6 million for the three months ended June 30, 2024 from $0.1 million for the three months ended June 30, 2023. The net increase to expense is primarily related to a transfer fraud loss of $2.8 million, net of insurance recoveries, $0.5 million of losses associated with property damages related to flooding, offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement. Refer to “Other Events” above for further detail on the transfer fraud loss.

Net loss. Net loss increased $1.5 million to a net loss of $2.3 million for the three months ended June 30, 2024 from a net loss of $0.8 million for the three months ended June 30, 2023. Net loss increased primarily due to increases in interest expense, depreciation and amortization expense, provisions for impairment, a decrease in the net gain on the sales of real estate, and net expense associated with the transfer fraud loss, as set forth above. These decreases are offset by increases in additional rental revenues primarily due to the growth in the size of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

The following table sets forth our operating results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Revenues
Rental revenue (including reimbursable)	$72,053	$58,180
Interest income on loans receivable	5,187	2,901
Total revenues	77,240	61,081
Operating expenses
Property	8,084	7,467
General and administrative	10,978	10,168
Depreciation and amortization	36,084	30,795
Provisions for impairment	7,498	2,836
Transaction costs	175	124
Total operating expenses	62,819	51,390
Other (expense) income
Interest expense, net	(13,784)	(9,465)
Gain on sales of real estate, net	1,006	296
Loss on debt extinguishment	—	(128)
Other (expense) income, net	(2,868)	220
Total other expense, net	(15,646)	(9,077)
Net (loss) income before income taxes	(1,225)	614
Income tax (expense) benefit	(29)	75
Net (loss) income	$(1,254)	$689

Revenue. Revenue for the six months ended June 30, 2024 increased by $16.1 million to $77.2 million from $61.1 million for the six months ended June 30, 2023, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $13.5 million, an increase of $2.3 million related to interest income on mortgage loans receivable, and an increase of $0.6 million in straight-line rental revenue, offset by $0.2 million of combined net decreases of property expense reimbursements.

Total operating expenses. Total expenses increased by $11.4 million to $62.8 million for the six months ended June 30, 2024 as compared to $51.4 million for the six months ended June 30, 2023. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll related costs. Total operating expenses include the following:

•Property expenses. Property expenses increased $0.6 million to $8.1 million for the six months ended June 30, 2024 from $7.5 million for the six months ended June 30, 2023. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.5 million, of which $0.6 million was related to reimbursable property taxes, offset by a $0.2 million decrease in reimbursable common area maintenance costs, respectively.

•General and administrative expenses. General and administrative expenses increased $0.8 million to $11.0 million for the six months ended June 30, 2024 from $10.2 million for the six months ended June 30, 2023. The increase is primarily due to employee severance of $1.4 million, including cash severance of $0.9 million and the expense associated with the accelerated vesting of stock-based compensation of $0.5 million, and an increase of $0.5 million of stock-based compensation. These expenses were offset by decreases of $0.4 million of payroll expenses and $0.4 million of bonus expenses, decreases of $0.2 millions of corporate insurance premiums, and other combined net decreases of $0.1 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased $5.3 million to $36.1 million for the six months ended June 30, 2024 from $30.8 million for the six months ended June 30, 2023. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $3.4 million, building improvements depreciation expense of $1.0 million, and in-place lease amortization expense of $0.6 million.

•Provision for impairment. For the six months ended June 30, 2024, we recorded provisions for impairment of $7.5 million on 23 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale or disposed of during six months ended June 30, 2024. Six of the properties were held for investment as of June 30, 2024. For the six months ended June 30, 2023, we recorded a provision for impairment of $2.8 million on six properties, all of which were classified as held-for-sale during the six months ended June 30, 2023. These disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $4.3 million to $13.8 million for the six months ended June 30, 2024 from $9.5 million for the six months ended June 30, 2023. The increase is primarily attributed to an increase of $5.5 million of interest incurred under our 2029 Term Loan, an increase of $1.6 million of interest incurred under our 2027 Term Loan, and an increase of $0.5 million of loan fee amortization. This is offset by a decrease of $1.0 million of interest incurred under our Revolver primarily due to a decrease in average borrowings outstanding during the respective periods, $2.0 million in amortization of deferred gains on interest rate swaps, and an increase of $0.3 million of interest capitalized on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $0.7 million to $1.0 million for the six months ended June 30, 2024 from $0.3 million for the six months ended June 30, 2023. The table below summarizes the properties sold for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Number of properties sold	18	10
Sales price, net of disposal costs	$32,542	$19,299
Gain on sales of real estate, net	$1,006	$296

Other (expense) income, net. Other (expense) income, net increased by $3.1 million to $2.9 million for the six months ended June 30, 2024 from $0.2 million for the six months ended June 30, 2023. The net increase to expense is primarily related to a transfer fraud loss of $2.8 million, net of insurance recoveries, $0.9 million of losses associated with property damages related to flooding and foundation issues, offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement. Refer to “Other Events” above for further detail on the transfer fraud loss.

Net (loss) income. Net (loss) income decreased $2.0 million to a net loss of $1.3 million for the six months ended June 30, 2024 from net income of $0.7 million for the six months ended June 30, 2023. Net (loss) income decreased primarily due to increases in interest expense, depreciation and amortization expense, provisions for impairment, and net expense associated with the transfer fraud loss, as set forth above. These decreases are offset by an increase in the net gain on the sales of real estate, increases in additional rental revenues primarily due to the growth in the size of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and developments, fund investments in mortgage loans receivable and required interest payments, and fund working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities and available borrowing facilities. As of June 30, 2024, we had $175.0 million outstanding principal amount under the senior unsecured term loan (the “2027 Term Loan”), $200.0 million outstanding principal amount under the senior unsecured term loan (the “2028 Term Loan”), $250.0 million outstanding principal amount under the 2029 Term Loan, and $98.0 million of borrowings outstanding under our $400.0 million senior unsecured revolving credit facility (the “Revolver”). Additionally, as of June 30, 2024, we had $32.6 million and $30.6 million of unsettled forward equity under the 2021 ATM Program and 2023 ATM Program, respectively. As of June 30, 2024, $222.7 million of remaining gross proceeds were available for future issuances of shares of our common stock under the 2023 ATM Program, inclusive of unsettled shares under forward confirmation. Lastly, we had $190.4 million of unsettled forward equity under the January 2024 forward sale agreements as of June 30, 2024.

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

Contractual Obligations and Commitments

As of June 30, 2024, our contractual debt obligations primarily include the maturity of our 2027 Term Loan with the scheduled principal payment due on January 15, 2026, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, and repayment of borrowings on our Revolver with a maturity of July 3, 2026, and repayment of borrowings on our Revolver with a maturity of August 11, 2026. During the six months ended June 30, 2024, we borrowed $190.0 million at a weighted average interest rate of 6.51% and also repaid $172.0 million on our Revolver.

The following table provides information with respect to our commitments as of June 30, 2024 (in thousands):

	Payment Due by Period
	Total	From July 1, 2024 to December 31, 2024	2025 - 2026	2027 - 2028	Thereafter
Contractual Obligations
2027 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
2027 Term Loan – Variable interest (1)	9,414	2,771	6,643	—	—
2028 Term Loan – Principal	200,000	—	—	200,000	—
2028 Term Loan – Variable interest (2)	28,052	3,880	15,521	8,651	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (3)	24,980	6,232	18,748	—	—
Revolver – Borrowings	98,000	—	98,000	—	—
Revolver – Variable interest	13,302	3,151	10,151	—	—
Facility Fee (4)	1,267	300	967	—	—
Mortgage Note – Principal	8,284	83	348	7,853	—
Mortgage Note – Interest	1,234	186	726	322	—
Property development under contract	16,102	12,285	3,817	—	—
Additional principal under mortgage notes receivable	15,290	3,654	11,636	—	—
Tenant improvement allowances	4,089	—	4,089	—	—
Corporate office lease obligations	5,583	313	1,289	1,359	2,622
Total	$850,597	$32,855	$596,935	$218,185	$2,622

(1) We entered into five interest rate hedges to fix the base interest rate (daily SOFR) on our 2027 Term Loan. The hedged fixed rate reset effective November 27, 2023 to 1.87% and will reset again effective December 23, 2024 to 2.40%. Accordingly, the projected interest rate obligations for the variable rate 2027 Term Loan are based on the hedged fixed rate of 1.87% through December 23, 2024, and 2.40% thereafter, compared to the variable 2027 Term Loan daily SOFR rate as of June 30, 2024 of 5.31%, plus a SOFR adjustment of 0.10%, and applicable margin of 1.15% based on the $175.0 million 2027 Term Loan outstanding through the contractual maturity date of January 15, 2026.
(2) We entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of June 30, 2024 of 5.33%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(3) We entered into four interest rate hedges to fix the base interest rate (daily SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily SOFR rate as of June 30, 2024 of 5.34%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $250.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.
(4) We are subject to a facility fee of 0.15% on our Revolver.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 8.1 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage notes receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of June 30, 2024, we had commitments to fund properties under development and extend funds under mortgage notes receivable totaling $16.1 million and $3.7 million, respectively. Funding of properties under development is expected to occur over the next 18 months and funding of mortgage notes receivable is expected to occur throughout 2024 and the first half of 2025.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments” in “Item 1 - Financial Statements (unaudited).”

Historical Cash Flow Information

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$37,018	$34,395
Investing activities	(203,923)	(226,525)
Financing activities	150,702	134,727

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $2.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $13.5 million, offset primarily by increases in operating and general and administrative expenses paid associated with our larger portfolio, and further offset by changes in working capital accounts.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $22.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease in cash invested in mortgage loans receivable of $43.4 million, an increase of $13.2 million from proceeds from the sale of real estate, an increase of $2.3 million in principal collections on mortgage loans receivable, a decrease of $1.1 million of earnest money deposits, offset by an increase of $26.9 million in acquisitions of real estate and increase of $10.6 million in real estate development and improvements.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $16.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributed to an increase in net borrowings of $25.0 million under our Revolver and an increase in proceeds received of $100.0 million from term loans during the six months ended June 30, 2024. This increase is offset by $102.1 million of less proceeds received in 2024 due to fewer issuances of common stock in connection with our 2021 ATM Program and settlements of common stock under forward sale agreements. Lastly, the increase is further offset by $6.3 million of additional common stock dividends paid during the six months ended June 30, 2024.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net (loss) income	$(2,306)	$(792)	$(1,254)	$689
Depreciation and amortization of real estate	18,465	15,769	35,926	30,653
Provisions for impairment	3,836	2,836	7,498	2,836
Gain on sales of real estate, net	(8)	(615)	(1,006)	(296)
FFO	19,987	17,198	41,164	33,882
Adjustments:
Non-recurring executive transition costs, severance and related charges	624	201	1,481	214
Loss on debt extinguishment and other related costs	—	223	—	223
Non-recurring other loss (gain), net	2,778	(35)	3,192	(47)
Core FFO	23,389	17,587	45,837	34,272
Adjustments:
Straight-line rent adjustments	(538)	(151)	(1,080)	(462)
Amortization of deferred financing costs	558	336	1,115	615
Amortization of above/below-market assumed debt	29	29	57	57
Amortization of loan origination costs and discounts	(16)	28	23	56
Amortization of lease-related intangibles	(98)	(184)	(193)	(397)
Earned development interest	370	—	703	—
Capitalized interest expense	(226)	(150)	(579)	(284)
Non-cash interest expense	(979)	—	(1,958)	—
Non-cash compensation expense	1,328	1,252	2,752	2,279
AFFO	$23,817	$18,747	$46,677	$36,136

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net (loss) income	$(2,306)	$(792)	$(1,254)	$689
Depreciation and amortization of real estate	18,465	15,769	35,926	30,653
Amortization of lease-related intangibles	(98)	(184)	(193)	(397)
Non-real estate depreciation and amortization	79	78	158	142
Interest expense, net	7,604	5,521	13,784	9,465
Income tax expense (benefit)	12	(32)	29	(75)
Amortization of loan origination costs and discounts	(16)	28	23	56
EBITDA	23,740	20,388	48,473	40,533
Adjustments:
Provisions for impairment	3,836	2,836	7,498	2,836
Gain on sales of real estate, net	(8)	(615)	(1,006)	(296)
EBITDAre	$27,568	$22,609	$54,965	$43,073

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre for the period presented to net loss income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended June 30, 2024
(Unaudited)
Net loss	$(2,306)
Depreciation and amortization of real estate	18,465
Amortization of lease-related intangibles	(98)
Non-real estate depreciation and amortization	79
Interest expense, net	7,604
Income tax expense	12
Amortization of loan origination costs and discounts	(16)
EBITDA	23,740
Adjustments:
Provisions for impairment	3,836
Gain on sales of real estate, net	(8)
EBITDAre	27,568
Adjustments:
Straight-line rent adjustments	(538)
Non-recurring executive transition costs, severance and related charges	624
Non-recurring other loss (gain), net	2,778
Other non-recurring expenses, net	210
Non-cash compensation expense	1,328
Adjustment for construction in process (1)	505
Adjustment for intraquarter investment activities (2)	1,260
Adjusted EBITDAre	$33,735

Annualized Adjusted EBITDAre (3)	$134,940
Adjusted Net Debt / Annualized Adjusted EBITDAre	3.4
(1) Adjustment reflects the estimated cash yield on developments in process as of June 30, 2024.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments and interest earning loan activity completed during the three months ended June 30, 2024 had occurred on April 1, 2024.
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

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt (in thousands):

As of
June 30, 2024
Principal amount of total debt	$731,284
Less: Cash, cash equivalents and restricted cash	(13,726)
Net Debt	717,558
Less: Value of unsettled forward equity (1)	(253,579)
Adjusted Net Debt	$463,979
(1) There were 14,766,811 unsettled shares under forward equity contracts as of June 30, 2024 at the available weighted-average net settlement price of $17.17.

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

The following table sets forth a reconciliation of Property-Level NOI and Property-Level Cash NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net (loss) income	$(2,306)	$(792)	$(1,254)	$689
General and administrative	5,268	5,260	10,978	10,168
Depreciation and amortization	18,544	15,847	36,084	30,795
Provisions for impairment	3,836	2,836	7,498	2,836
Transaction costs	47	15	175	124
Interest expense, net	7,604	5,521	13,784	9,465
Gain on sales of real estate, net	(8)	(615)	(1,006)	(296)
Income tax expense (benefit)	12	(32)	29	(75)
Loss on debt extinguishment	—	128	—	128
Interest income on mortgage loans receivable	(2,703)	(1,923)	(5,187)	(2,901)
Other expense (income), net	2,588	(68)	2,868	(220)
Property-Level NOI	32,882	26,177	63,969	50,713
Straight-line rent adjustments	(538)	(151)	(1,080)	(462)
Amortization of lease-related intangibles	(98)	(184)	(193)	(397)
Property-Level Cash NOI	$32,246	$25,842	$62,696	$49,854
Adjustment for intraquarter acquisitions, dispositions and interest earning development (1)	1,139
Property-Level Cash NOI Estimated Run Rate	33,385
Interest income on mortgage loans receivable	2,703
Adjustments for intraquarter mortgage loan activity (2)	121
Total Cash NOI - Estimated Run Rate	$36,209
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments and interest earning loan activity completed during the three months ended June 30, 2024 had occurred on April 1, 2024.
(2) Adjustment assumes all loan activity completed during the three months ended June 30, 2024 had occurred on April 1, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of June 30, 2024, we had total indebtedness of approximately $175.0 million under the 2027 Term Loan, $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, and $98.0 million of borrowings under our Revolver, all of which is floating rate debt with a variable interest rate. For the three and six months ended June 30, 2024, we had average daily outstanding borrowings on our Revolver of $91.7 million and $75.6 million, respectively.
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

Additionally, we will occasionally fund acquisitions through the use of our Revolver which bears an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2024, which assumes a 1% adverse change in the interest rate as of June 30, 2024, the estimated market risk exposure was approximately $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise of an employee that led to two fraudulent transfers totaling $3.3 million to a third-party impersonating one of our development partners. The result was a $2.8 million loss, net of insurance recoveries. While the Company subsequently identified the unauthorized transfers, our internal controls did not operate effectively to prevent the loss from occurring. Following these events, we strengthened our processes and controls related to fund transfers and vendor-related information updates, and reinforced existing policies and procedures around these processes. We also conducted additional training to emphasize the importance of exercising professional skepticism and judgment related to the procurement and payment process. Management believes that the foregoing actions have strengthened our procurement and payment process and improved our ability to detect fraudulent activities and safeguard Company assets.

Other than the control enhancements discussed above, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NETSTREIT Corp.

July 29, 2024	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

July 29, 2024	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 29, 2024	/s/ PATRICIA GIBBS
Date	Patricia Gibbs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)