Form 10-K
period 2024-12-31
NETSTREIT Corp.
filed 2025-02-24
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $1.2 billion based on the closing sale price of the registrant’s common stock on that day as reported by the New York Stock Exchange. Excludes shares of the registrant’s common stock held as of such date by officers and directors that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 19, 2025, we had 81,663,128 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2024, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant,” the “Company,” “NETSTREIT,” “we,” “our,” or “us” refer to NETSTREIT Corp. and all of its consolidated subsidiaries, including NETSTREIT L.P. (the “operating partnership”).

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). NETSTREIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially adversely affect actual results, performances, or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to:

•global market and economic conditions;

•risks inherent in the real estate business, including tenant defaults, illiquidity of real estate investments, potential liability relating to environmental matters, and potential damages from natural disasters;

•our ability to successfully execute our property acquisition or development strategies;

•the accuracy of our assessment that certain businesses are e‑commerce resistant and recession‑resilient;

•the accuracy of the tools we use to determine the creditworthiness of our tenants;

•concentration of our business within certain geographic markets, tenant categories, and with certain tenants;

•demand for retail space;

•ability to renew leases, lease vacant space, or re‑lease space as existing leases expire or are terminated;

•the degree and nature of our competition;

•our ability to retain our key management personnel;

•failure, weakness, interruption, or breach in security of our information systems;

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

The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the Securities and Exchange Commission (“SEC”) are not exhaustive and additional factors could cause actual results to differ materially from those described in our forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” within this report. All forward-looking statements are based on information that was available and speak only as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report. The following is only a summary of the principal risks associated with an investment in our Class A common stock. Material risks that may adversely affect our business, financial condition, or results of operations include, but are not limited to, the following:

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

•our ability to renew leases, lease vacant space, or re-lease space as leases expire on favorable terms or at all;

•defaults on our mortgage loans receivable;

•competition for tenants;

•the loss of key management personnel;

•failures, weakness, interruptions, or breaches in the security of our information systems or those of the third parties with whom we work;

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

Item 1. Business

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of December 31, 2024, we owned or had investments in 687 properties that were diversified by tenant, industry, and geography, including 98 different tenants, across 26 retail sectors in 45 states, excluding five property developments where rent has yet to commence. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of December 31, 2024, our investments generated ABR1 of $165.1 million. Approximately 56% of our ABR is from investment grade2 credit rated tenants and an additional 15% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 9.8 years, which we believe provides a strong, stable source of recurring cash flow.

We were formed as a Maryland corporation on October 11, 2019, and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NTST” on August 13, 2020. We are structured as an umbrella partnership real estate investment trust (a “REIT”), meaning that we own our properties and conduct our business through our operating partnership, directly or through limited partnerships, limited liability companies or other subsidiaries. NETSTREIT GP, LLC, a wholly-owned subsidiary of the Company, is the sole general partner of our operating partnership. As of December 31, 2024, we owned 99.5% of the limited partnership interests in our operating partnership. We have elected to be treated and qualify as a REIT for U.S. federal income tax purposes.

Recent Financing Activities

January 2025 Debt Transactions

On January 15, 2025, the Company amended its existing credit agreements agented by PNC Bank, National Association (the “PNC Credit Agreement”), Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) and Truist Bank (the “Truist Credit Agreement”). The PNC Credit Agreement was amended and restated and provides for: a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”); an existing $200.0 million senior unsecured term loan, which was fully funded under the existing PNC Credit Agreement (the “2028 Term Loan”); and an upsized $500.0 million senior unsecured revolving credit facility (increased from $400 million under the existing PNC Credit Agreement) (the “Revolver”). The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and the Company has hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million senior unsecured term loan (the “2030 Term Loan A” or, prior to the extended maturity, referred to as the “2027 Term Loan”) thereunder from January 2027 to January 2029 with an option, at the Company’s election, to extend the maturity to January 2030. The Truist Credit Agreement governs existing term loans thereunder (the “2029 Term Loan”). Among other changes, each of the PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement were also amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets.

ATM Program

During 2024, we entered into forward sale agreements with respect to an aggregate 1,895,647 shares of common stock under our at-the-market (“ATM”) program at a weighted average price of $17.63 per share that remain unsettled. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

1 Annualized base rent (“ABR”) is annualized base rent as of December 31, 2024, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s) or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants with metrics of more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s, or NAIC.

January 2024 Follow-On Offering

In January 2024, we completed a registered public offering of 11,040,000 shares of our common stock at a public offering price of $18.00 per share. In connection with the offering, we entered into forward sale agreements for 11,040,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

On September 26, 2024, we physically settled 2,200,000 shares of common stock at a price of $17.22 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $37.8 million, net of underwriting discounts and offering costs of $1.8 million. As of December 31, 2024, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2025.

General Investment Criteria

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As we continue to grow our portfolio, we seek to acquire single-tenant, retail commercial real estate net leased on a long-term basis (generally at least ten years) to high credit quality tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. Our current strategy targets a portfolio that, over time, will:

•derive no more than (i) 5% of its ABR from any single tenant or property, (ii) 15% of its ABR from any single retail sector, (iii) 15% of its ABR from any single state and (iv) 50% of its ABR from its top 10 tenants;

•be primarily leased to tenants operating in businesses we believe to be e-commerce resistant and resilient through all economic cycles; and

•generate strong cash flows at the unit level.

While we consider the foregoing when making investments, we will be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return. This may include opportunistically acquiring properties that we believe will generate consistent cash flows but may initially result in higher tenant concentrations than we generally target, with the intent to reduce those concentrations over time. In addition, we may purchase assets for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant. We intend to engage in investment activities in a manner that is consistent with the maintenance of our status as a REIT for U.S. federal income tax purposes.

Our Target Properties

We seek to acquire, own, invest in and manage a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. Our growth and diversification strategy focuses on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. Our management team focuses primarily on securing long-term leases with investment grade credit rated tenants and creditworthy tenants without an investment grade rating.

The current market for retail net leased properties is fragmented and decentralized. The relatively small transaction size of retail net lease properties, combined with the locations of many of these properties outside of primary markets, can be a deterrent for larger, institutional buyers that seek to deploy greater amounts of capital in larger markets and in assets that generate greater ABR per property. We generally target properties with a purchase price between $1 million and $10 million, a segment of the market that we believe is undercapitalized and where we can maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition while increasing our revenue diversification. We also selectively review larger properties with a purchase price in excess of $10 million when we believe the acquisition will be accretive to the quality of our portfolio. The average purchase price of a property in our portfolio as of December 31, 2024 was $3.6 million, our ABR per property is approximately $251 thousand, and our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods.

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

Investment Strategy

In addition to acquiring single-tenant net leased retail properties subject to an existing stabilized long-term lease, we will continue to grow our portfolio through a multi-faceted investment strategy, which includes “blend and extend” acquisitions, investments in fully collateralized mortgage loans receivable, property developments which include build-to-suit and reverse build-to-suit transactions, and sale-leaseback transactions. Each of these types of transactions or acquisitions offers unique benefits to our business:

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

Investment Origination Process

Our current investment pipeline has been, and our investments going forward will be, identified by our senior management team, led by our Chief Executive Officer, Mark Manheimer, supplemented by our entire acquisitions team. Our acquisition team has developed a broad network of long-standing relationships. Our ability to efficiently deploy capital is a direct result of our management team’s extensive network of industry relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we utilize to source a robust pipeline of attractive marketed and off-market investment opportunities through which we have deployed capital, acquiring 572 single-tenant retail net leased properties with an aggregate purchase price of $2.1 billion since our formation in December 2019 (excluding our property development acquisitions). We believe our relationship-based sourcing strategy will continue to generate a sustainable pipeline of opportunities to drive growth and achieve scale through the efficient deployment of capital raised in our capital markets offerings. In addition, we plan to continue to leverage our developer relationships to partner on build-to-suit opportunities with triple-net leases and desirable tenants. We believe our developer partnerships on build-to-suit projects, which provide higher yields than acquisitions, will differentiate us from our competitors without development expertise.

Underwriting and Portfolio Management

The Company assesses its investments and actively manages its existing portfolio using a three-part underwriting and risk management strategy with an emphasis on credit and real estate that includes:

•Tenant Credit Underwriting: We review corporate level financial information and assess business risks, including barriers to entry. As part of this analysis, we look for tenants that operate in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenient stores, discount stores, and quick-service restaurants. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We then review the tenant’s investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants.

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

•Unit-Level Profitability: We analyze and/or estimate unit-level profitability and cost variability to determine the likelihood of each location sustainably operating as a profit center. For tenants not required to provide unit-level reporting pursuant to their lease, we use technology tools that track cell phone use in stores to assess the performance of that store.

Finally, we use our active portfolio management strategy to (i) regularly review each of our properties for changes in unit performance, tenant credit and local real estate conditions, (ii) identify properties that do not meet our disciplined underwriting strategy, diversification objectives or risk management criteria, including rent coverage ratios below 2.0x or likelihood of non-renewal upon lease expiration, and (iii) opportunistically dispose of those properties and reinvest the proceeds in tax-deferred exchanges under Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended, (the “Code”), that will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. During 2024, we disposed of 56 properties for a total sales price, net of disposal costs, of $110.9 million and improved portfolio performance by diversifying tenant concentration and improving key metrics such as tenant credit quality, WALT, and geographic diversity.

Capital Allocation Strategy

We seek to maintain a capital structure that provides us with flexibility to manage our business and scale our platform through targeted acquisitions, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns. As of December 31, 2024, we had $239.0 million of borrowings outstanding under our $400.0 million Revolver, as well as $175.0 million outstanding under the 2027 Term Loan, $200.0 million outstanding under the $200.0 million 2028 Term Loan, and $250.0 million outstanding under the 2029 Term Loan. We intend to target a conservative net debt to EBITDAre leverage ratio of 4.5x to 5.5x, including the impact of any forward unsettled equity, to best position the Company for growth, and we intend to capitalize on our leading origination, underwriting, financing, documentation and property processes to improve our efficiency. As we grow, we anticipate having access to the investment grade debt and equity capital markets to maintain a prudent balance between debt and equity financing.

In addition, we seek to make investments that generate strong current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We intend to augment that income with internal growth through a target dividend payout ratio that will permit some free cash flow reinvestment. We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments. Additionally, our WALT of 9.8 years as of December 31, 2024 and superior underwriting and portfolio monitoring capabilities, which reduce default losses, are intended to make our cash flows highly stable.

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

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, affirmative and negative covenants, and, in some instances, common area obligations. Our tenants have primary responsibility for compliance with these requirements pursuant to our leases. We believe that each of our properties has the necessary permits and approvals.

Environmental and Related Matters

Federal, state, and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator, or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes, or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up, and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator, or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up, and monitoring costs incurred or to be incurred, or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator, or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines or penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. As a result, we could be materially and adversely affected.

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing materials (“ACM”) and impose various requirements, including operation and maintenance plans for the presence of any suspect ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling, and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials or moisture is otherwise present, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may be toxic and produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.

Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of lessee’s violation of environmental law or the presence, use, or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental noncompliance or investigate and clean up contamination. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Americans with Disabilities Act and Similar Laws

Under Title III of the Americans with Disabilities Act (the “ADA”), and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard takes into account, among other factors, the financial resources of the affected site and the owner, lessor, or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to properties we currently own or may purchase, or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net or double-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind, hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

Competition

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors, and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties, and the ability to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us, and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, lower costs of capital, access to more resources, and greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants, and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights, or below-market renewal options in order to retain tenants when our leases expire.

Human Capital Management

As of December 31, 2024, we had 22 full-time employees. Our staff mostly comprises professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio management, and capital markets activities essential to our business.

We are committed to creating a strong internal culture that promotes inclusion and employee well-being. Our past and continued success relies on our ability to attract, develop, engage, and retain a team of highly motivated and talented employees. In order to meet this objective, we are committed to the following:

◦Talent acquisition and development. We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas, and opinions. To ensure we attract and retain top talent, we provide competitive compensation and benefits, including equity compensation for all employees. We aim to develop our employees by providing internal training and reimbursement for certifications, tuition, courses, and seminars for continuing professional education. We encourage regular informal feedback directly from the leadership team and complete formal evaluations of each employee annually.

◦Workplace culture and empowerment. We ensure that employees have a clear voice in sharing and upholding our cultural value and expectations through the Employee Experience Committee (EEC). The EEC allows the leadership team to engage with, and obtain feedback from, our employees on their workplace experiences. The EEC is comprised of non-management members of the organization and rotate annually. Members meet periodically to discuss recommendations to present to the leadership team, which may include additional substantive training, personal growth and professional development programs, company social and team-building events, employee benefits, and health and wellness programs. In addition, we established an Employee Recognition Program designed to recognize exemplary performance. Employees have an opportunity to nominate their teammates who have made significant contributions, and two nominees per quarter are chosen to win an award.

◦Employee wellness. We are committed to providing a safe and healthy working environment for our employees. We offer competitive healthcare insurance and generous paid time off, as well as paid medical and parental leave. We also provide employees with standing desks, ergonomic desk chairs, and fitness center memberships.

Available Information

Our principal executive office is located at 2021 McKinney Avenue, Suite 1150, Dallas, Texas, 75201, and our telephone number is 972-200-7100. Our website address is www.NETSTREIT.com. Our reports are electronically filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through the SEC’s website at www.sec.gov. These filings can also be accessed through our site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation, and nominating and governance committees. The information on, or otherwise accessible through, our website does not constitute a part of this report.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes as well as other information filed with the SEC from time to time. The risks described below are those which we believe are the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Business and Properties

Global market and economic conditions may materially and adversely affect us and our tenants.

Changes in global or national market and economic conditions, such as global economic and financial market volatility and global geopolitical conflict, have caused, and may continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, fluctuating interest rates and inflation, increases in the rate of default and bankruptcy, and lower consumer and business spending, which could materially and adversely affect us. For example, the current and continuing macro-economic conditions of fluctuating inflation and fluctuating interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find attractive, which has reduced our ability to acquire properties at our historical rate with attractive terms. Other potential consequences of changes in economic and financial conditions include: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses than the tenant can afford to pay, and tenant defaults under the lease; current or potential tenants may delay or postpone entering into long-term leases with us; continuing increased costs of acquiring new properties on attractive terms; inability to borrow on terms and conditions that we find to be acceptable, which could continue to reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of single-tenant, retail commercial real estate subject to long-term net leases. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, which include the inability to collect rents from tenants due to financial hardship, including bankruptcy; changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant, retail commercial real estate space; changes in consumer trends and preferences that affect the demand for products and services offered by our tenants; inability to lease or sell properties upon expiration or termination of existing leases; environmental risks, including the presence of hazardous or toxic substances or materials on our properties; the subjectivity of real estate valuations and changes in these valuations over time; the illiquid nature of real estate compared to most other financial assets; changes in laws and governmental regulations, including those governing real estate usage and zoning; changes in interest rates and the availability of financing; and changes in the general economic and business climate. The occurrence of any of these may cause the value of our real estate to decline, which could materially and adversely affect us.

We may not be able to successfully execute our acquisition or development strategies.

Our ability to expand our portfolio through property acquisitions requires us to identify and complete acquisitions or investment opportunities on attractive terms that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. The current and continued macro-economic conditions of fluctuating inflation and fluctuating interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find acceptable, which has reduced our ability to acquire properties at our historical rate with attractive terms. As a result, we may not be able to successfully implement our investment and acquisition strategies. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. Because we may invest in markets other than the ones in which our current properties are located or properties which may be leased to tenants other than those to which we have historically leased properties, we may also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to our management team.

Our property developments are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals and the cost and timely completion of construction (including risks from factors beyond our control, such as weather, labor conditions, or material shortages). Additionally, new development may involve risks related to construction delays or cost overruns that may increase anticipated project costs. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant with the opportunity to reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows we expect from development projects, which could have an adverse effect on our financial condition.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.

Each of our properties is leased by a single tenant. Therefore, we believe that the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, global market and economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services, or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means that, as of December 31, 2024, we owned numerous properties leased by the same entity (or related group of entities), including Dollar General, CVS, Walgreens, Dollar Tree / Family Dollar, Food Lion / Stop & Shop, Hobby Lobby, 7-Eleven, Advance Auto Parts, and Sam’s / Walmart. To the extent we own numerous properties leased and/or operated by one entity (or related group of entities), the general failure of that single entity (or related group of entities) or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon expiration, become insolvent, or declare bankruptcy. For example, in 2024, Big Lots filed for bankruptcy protection and Walgreens announced that it would close about 1,200 underperforming stores in the United States over three years. We depend on our tenants to operate the properties we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, and pay real estate taxes. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.

Single-tenant leases involve significant risks of tenant default.

Our strategy focuses primarily on investing in single-tenant, retail commercial real estate subject to long-term net leases across the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk will be magnified if we decide to lease multiple properties to a single tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. In addition, we would be responsible for all of the operating costs of a property following a vacancy at a single-tenant building. Because our properties have generally been built to suit a particular tenant’s specific needs, we may also incur significant costs to make the leased premises ready for another tenant.

Our assessment that certain businesses are e-commerce resistant and recession-resilient may prove to be incorrect.

We primarily invest in properties leased to tenants in industries where a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as home improvement, auto parts, general retail, grocers, convenience stores, discount stores and quick-service restaurants. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery and drug store and pharmacy industries, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences, and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

The tools we use to determine the creditworthiness of our tenants may not be accurate.

As of December 31, 2024, 44.2% of our properties are leased to unrated or sub-investment grade tenants that we determine, through our disciplined underwriting and risk management strategy, to be creditworthy. This strategy includes reviewing corporate level financial information, assessing business risks, and reviewing investment ratings or establishing a “shadow rating” using our proprietary credit modeling process for unrated tenants. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investor Services, S&P Global Ratings, or another nationally recognized statistical rating organization. Our calculations of shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

In addition, most investment grade tenants are not required to provide unit-level reporting information pursuant to their leases. In these cases, we utilize technology tools that track cell phone use in stores to assess the performance of a particular store. If the data provided by these tools is not accurate, we may be subject to defaults, and investors may view our cash flows as less stable.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

As of December 31, 2024, our portfolio included substantial holdings in Texas (12.3%), Illinois (10.1%), New York (7.4%), Georgia (6.2%), Wisconsin (5.7%), and North Carolina (5.0%) based on ABR as of December 31, 2024. In addition, a significant portion of our portfolio holdings (based on ABR as of December 31, 2024) were located in the South (46.4%) and Midwest (30.0%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the regions, states, or markets within such states in which we have a concentration of properties. An economic downturn or other adverse events or conditions, such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

The top five tenants in our portfolio — Dollar General, CVS, Dollar Tree, Home Depot, and Walgreens — contributed 9.0%, 6.2%, 5.2%, 5.0%, and 4.3%, respectively, of our ABR as of December 31, 2024. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space, or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space, and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on more economically favorable terms. Current tenants may decline, or may not have the financial resources available, to renew current leases, and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties, and there is no guarantee that we will be able to find new tenants, that our properties will be re-leased at rental rates equal to or above the current average rental rates, or that substantial rent abatements, tenant improvement allowances, early termination rights, or below-market renewal options or other tenant inducements will not be offered to attract new tenants. In addition, the loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be subject to an uncertain period of downtime without rental income, be required to renovate the property at substantial costs, decrease the rent we charge, or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required or desire to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. If we are unable to renew leases, lease vacant space, or re-lease space as leases expire, it could have a material adverse effect on us.

Defaults by borrowers on loans we originate could lead to losses.

Mortgage loans receivable are investments made by issuing first-lien mortgage loans to the owner of a property, with the property serving as collateral for the loans. These mortgage loans allow us to receive a fixed rate of return and generally provide us an option to acquire the property at predetermined pricing and dates. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating the property that serves as collateral for the loan. Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. In the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess, and sell the property.

Some of our tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

Of the ABR of our portfolio as of December 31, 2024, 8.8% is operated by tenants under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenants’ rights as a franchisee or licensee typically may be terminated, and the tenant may be precluded from competing with the franchiser or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchiser’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenants’ lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such a tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease(s). In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space on comparable terms, or at all. As a result, tenant bankruptcies may materially and adversely affect us.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, or investment conditions is limited. We may be unable to realize our investment objective by sale, other disposition, or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or lack of an established market for a property, changes in the financial condition, or prospects of prospective purchasers, changes in macroeconomic conditions, and changes in laws, regulations, or fiscal policies of the jurisdiction in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to alter our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.

We compete with numerous developers, owners, and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located, some of which may have greater financial resources than we do. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options in order to retain tenants when our leases expire. This competition also may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us, and increase the prices paid for such acquisition properties. Accordingly, competition for the acquisition of real property and tenants could materially and adversely affect us.

A loss of key management personnel could adversely affect our performance.

We are dependent on the efforts and performance of our key management, including Mark Manheimer, our Chief Executive Officer, and Daniel Donlan, our Chief Financial Officer. We cannot guarantee we will retain any of our executive leadership team, and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry personnel, all of which could materially and adversely affect us.

Any material failure, weakness, interruption, or breach in security of our information systems or data, or those of the third parties with whom we work, could prevent us from effectively operating our business.

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, failures or delays in upgrading or transitioning to new platforms, or a breach in security of these systems or data (such as in the event of cyber-attacks, malicious internet-based activity, online and offline fraud, and administrative or technical failures and other similar activities that threaten the confidentiality, integrity, and availability of our information technology systems, including those of the third parties with whom we work, or data) has in the past, and may again in the future, result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy of our internal and external financial reporting. For example, during the second quarter of 2024, the Company was the victim of a criminal scheme involving a business email compromise of an employee that led to two fraudulent transfers to a third party impersonating one of our development partners. A failure or weakness in our information systems (or those of the third parties with whom we work) has in the past and could again in the future materially and adversely affect us, and the remediation of any such problems could result in significant unplanned expenditures.

Our reliance on third parties could introduce new cybersecurity risks and vulnerabilities and other threats to our business operations. We engage a variety of third parties to process and store data, some of which may be private or include personal information. We also depend on third parties to host certain of our systems and infrastructure. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences, including harm to our business, results of operations, and financial condition.

We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors have in the past and may in the future gain access to other networks and systems after a compromise of our networks and systems. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as in our hardware and software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders (including affected individuals, customers, regulators, and investors) of security incidents, or to take other actions. Such disclosures and actions are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Data privacy risks, including evolving laws, regulations, and other obligations and compliance efforts, may result in business interruption and increased costs and liabilities.

Laws, regulations, and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to personal data are constantly evolving, as federal, state, local, and foreign governments continue to adopt new measures addressing data privacy, data security, and processing personal data. Existing privacy and data protection laws and regulations in the United States (including the California Consumer Privacy Act, as amended (“CCPA”)), Europe (including the E.U.’s General Data Protection Regulation) and other jurisdictions impose stringent obligations on such activities. For example, the CCPA, which applies to business representative and other types of personal data of California residents, provides for fines per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. Privacy-related claims or lawsuits initiated by governmental bodies, customers, or other third parties, irrespective of the merits, could be time consuming, result in costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), litigation (including class action claims), or mass arbitration demands, penalties and fines, require us to change our business practices, or cause business interruptions, and may lead to administrative, civil, or criminal liability.

Insurance on our properties may not adequately cover losses, and uninsured losses could materially and adversely affect us.

Our tenants generally are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net or double-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, acts of war, or pandemics or endemics, may be uninsurable or not economically insurable. In addition, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In the event there is damage to our properties that is not covered by insurance, we may be materially and adversely affected.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms that would be favorable absent such restrictions. In addition, as part of the formation transactions, our predecessor made limited representations, warranties, and covenants to us regarding the contributed assets. Because many liabilities, including tax liabilities, may not have been identified, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities to which the properties and assets previously owned by our predecessor are subject could adversely affect the value of those properties and as a result adversely affect us.

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity, and results of operations and adversely impact the market value of our common stock.

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under Generally Accepted Accounting Principles (“GAAP”) if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity, and results of operations.

The form, timing, and/or amount of dividend distributions in future periods may vary and be affected by economic and other considerations.

The form, timing, and/or amount of dividend distributions will be authorized at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements applicable to REITs under the Code, Maryland law, and other factors as our board of directors may consider relevant.

Risks Related to Financing our Business

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs, and we may not be able to obtain financing on favorable terms or at all. Any additional debt we incur may increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on: general market conditions; the market’s perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations, or make the cash distributions to our stockholders necessary to qualify as a REIT. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. In addition, if we are unable to obtain financing in order to make distributions required to maintain our qualification as a REIT, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2024, we had a $200.0 million 2028 Term Loan, a $175.0 million 2027 Term Loan, a $250.0 million 2029 Term Loan, and $239.0 million of borrowings outstanding under our $400.0 million Revolver. On January 15, 2025, we amended our PNC Credit Agreement to provide for: a new $175.0 million 2030 Term Loan B and an upsized $500.0 million Revolver. The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date, and the Company has hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million 2030 Term Loan A from January 2027 to January 2029 with an option, at the Company’s election, to extend the maturity to January 2030. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to meet our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of our original indebtedness; counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross default provisions could result in a default on other indebtedness. In the future, we may enter into secured lending arrangements whereby lenders or mortgagees may foreclose on our properties or our interests in entities that our properties that secure their loans and receive an assignment of rents and leases if we were to default under such arrangements. The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Our debt financing agreements contain or may contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business, or make distributions to our common stockholders.

Our current debt agreements and other debt agreements we may enter into in the future contain or may contain financial and other covenants with which we are or will be required to comply, and that limits or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forgo investment opportunities, reduce, or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowings may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.

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

We believe that our organization and current proposed method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Meeting some of these requirements may involve the determination of various factual matters and circumstances not entirely within our control. The REIT qualification requirements are extremely complex, and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial, or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because: we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate; we could be subject to increased state and local taxes; and, unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

Our operating partnership intends to qualify as a partnership for U.S. federal income tax purposes and intends to take that position for all income tax reporting purposes. We cannot assure you, however, that the Internal Revenue Service (“IRS”) will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If classified as a partnership, our operating partnership generally will not be a taxable entity and will not incur any U.S. federal income tax liability. However, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our operating partnership’s partnership units are not traded on an established securities market, the operating partnership’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our operating partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends, and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our operating partnership may not meet this qualifying income test. If our operating partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

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

Furthermore, even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local income, property, and excise taxes on our income or property. In addition, our TRSs will be subject to U.S. federal income tax and applicable state and local taxes on their net income. Any of these taxes would reduce our cash available for distribution to stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts, and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. For taxable years beginning before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the current maximum ordinary income tax rate of 37% applicable for taxable years beginning before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes, or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of both income tests that apply to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in such TRS.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of our forward sale agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income, and the amounts we distribute to our stockholders. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under the statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income, or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we may fail to qualify as a REIT if relief provisions do not apply. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

A TRS will typically pay federal, state, and local income tax at corporate rates on any income that it earns. This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. U.S. federal, state, and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.

In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. Our TRSs will pay U.S. federal, state, and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. There can be no assurance that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify or remain qualified as a REIT.

The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Department of the Treasury, which could result in statutory changes as well as frequent revisions to regulations and interpretations.

There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when, or to what extent any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding potential future changes to the U.S. federal tax laws on an investment in our stock.

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

We and our subsidiaries and stockholders may be subject to state, local, or foreign tax filing and payment obligations taxation in various jurisdictions, including those in which we or they transact business, own property, or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local, or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.

Liabilities arising under environmental laws may materially and adversely affect us.

The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. We typically obtain Phase I environmental site assessments on all properties we finance or acquire. However, the Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under, or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest; we may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination, or the party responsible for the contamination of the property.

If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property, or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. Additionally, the known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease, or improve the property, or to borrow using the property as collateral. Environmental laws may also create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.

We are subject to various environmental laws that regulate the presence of asbestos containing materials (ACM), vapor intrusion, lead-based paint, and other hazardous materials. Such laws may impose fines, penalties, or other obligations for failure to comply with these requirements or expose us to third-party liability.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, or moisture otherwise occurs within a building or building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may be toxic and produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.

Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.

Our properties are subject to the Americans with Disabilities Act (“ADA”), fire and safety regulations, building codes, and other regulations. Failure to comply with these laws and regulations could result in imposition of fines by the government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance with the ADA and other property regulations, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected, and we could be required to expend our own funds to comply with applicable law and regulation.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees and could discourage lawsuits against us and our directors, officers, and employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (“MGCL”), (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers, or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the MGCL or our charter, or bylaws or (e) any other action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.

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

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers will be subject to monetary liability resulting only from: actual receipt of an improper benefit or profit in money, property, or services; or active and deliberate dishonesty by the director or officer that is established by a final judgment and is being material to the cause of action adjudicated.

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

We are a holding company and we conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends and other distributions we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general macroeconomic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, our ability to accretively raise capital and deploy proceeds in suitable investments, failure to meet analysts’ earnings estimates, publication of research reports about our industry, cybersecurity incidents, litigation and government investigations, changes or proposed changes in laws or regulations, or differing interpretations or enforcement thereof affecting our business, changes in market valuations of similar companies, or speculation in the press or investment community, adverse market reactions to announcements by our tenants, including announcements about store closures, credit rating downgrades and bankruptcies, announcements by our competitors of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, and adverse publicity about our industry, and in response the market price of shares of our common stock could decrease significantly.

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

The partnership agreement of our operating partnership also provides that the general partner will not be liable to our operating partnership, its partners, or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred, or benefits not derived by our operating partnership or any limited partner, except for liability for the general partner’s intentional harm or gross negligence. Moreover, the partnership agreement of our operating partnership provides that our operating partnership is required to indemnify the general partner and its members, managers, managing members, officers, employees, agents, and designees from and against any and all claims that relate to the operations of our operating partnership, except (i) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (ii) for any transaction for which the indemnified party received an improper personal benefit, in money, property, or services or otherwise in violation or breach of any provision of the partnership agreement or (iii) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the value of our shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past and may in the future discover areas of our internal controls that need improvement. For example, during the quarter ended June 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise of an employee that led to two fraudulent transfers totaling $3.3 million to a third party impersonating one of our development partners. The result was a $2.8 million loss, net of insurance recoveries. While the Company subsequently identified the unauthorized transfers, our internal controls did not operate effectively to prevent the loss from occurring. Following these events, we strengthened our processes and controls related to fund transfers and vendor-related information updates, and reinforced existing policies and procedures around these processes. We also conducted additional training to emphasize the importance of exercising professional skepticism and judgment related to the procurement and payment process. Management believes that the foregoing actions have strengthened our procurement and payment process and improved our ability to detect fraudulent activities and safeguard Company assets. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. As we grow our business, our internal controls will become more complex, and we will require additional resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common stock. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market value of our common shares or limit our access to the capital markets and other sources of liquidity.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

Risk management and strategy

Cyber Security Plan

We have implemented various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic, or competitive in nature (including without limitation tenant and property related data) (“Information Systems and Data”).

Our information security processes are overseen by our IT Manager, Chief Accounting Officer, and Chief Financial Officer, and are supported by a cybersecurity monitoring service provider, who works to help identify, assess, and manage the Company’s cybersecurity threats and risks. Our IT Manager, as well as our service provider, work to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example, subscribing to reports and services that identify certain cybersecurity threats, evaluating certain threats reported to us, engaging a third-party vendor to audit our security protocols in certain systems, and deploying automated monitoring tools across certain systems. Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, risk assessments, network security controls for certain environments, periodic back-ups of certain data, access controls for certain environments, employee training addressing awareness of cyber risks and how to detect certain cyberattacks, and cybersecurity insurance.

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

Third Party Risk Management

The Company uses third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, a managed service security provider that monitors certain of the Company’s computer networks and third-party hosted services.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including Any material failure, weakness, interruption, or breach in security of our information systems or data, or those of the third parties with whom we work, could prevent us from effectively operating our business.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Manager, who has worked in various roles responsible for securing networks, hardware, and other application systems, Chief Financial Officer, and Chief Accounting Officer.

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

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including senior management. The Company has identified and designated certain Company employees as members of a cybersecurity incident response team, including the Chief Accounting Officer, the Chief Financial Officer, and the IT Manager. This team helps the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee of the board of directors receives quarterly reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. These quarterly reports include summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

During the year ended December 31, 2024, we acquired 115 single-tenant retail net lease properties with an aggregate purchase price of $479.0 million. As of December 31, 2024, we owned or had investments in 687 properties spanning 45 states, with 98 different tenants represented across 26 retail sectors. As of December 31, 2024, our portfolio consisted of 12.6 million square feet and was 99.9% occupied.

As of December 31, 2024, our portfolio generated ABR of $165.1 million. As of December 31, 2024, our portfolio consisted of approximately 56% and 15% of investment grade tenants and investment grade profile tenants, respectively, by ABR, and had a WALT of 9.8 years (exclusive of mortgage loans receivable). As of December 31, 2024, none of our tenants represented more than 9.0% of our portfolio by ABR, and our top 10 largest tenants represented, in aggregate, 46.4% of our ABR. Nine of our top 10 tenants are publicly traded companies, or are subsidiaries of publicly traded companies, that have investment grade credit ratings, in addition to Hobby Lobby, an investment grade profile tenant.

Tenant Diversification

As of December 31, 2024, our 687 investments were operated by 98 different tenants, each representing a distinct brand or concept, with no one tenant representing more than 9.0% of our portfolio by ABR. The following table details information about our tenants as of December 31, 2024:

Tenant (1)	Number of Properties (2)	% of Annualized Base Rent (3)
Dollar General Corporation	125	9.0%
CVS Health Corporation	33	6.2%
Dollar Tree Stores, Inc. / Family Dollar Stores, Inc.	75	5.2%
The Home Depot, Inc.	5	5.0%
Walgreen Co.	24	4.3%
Hobby Lobby Stores, Inc.	17	4.2%
Koninklijke Ahold Delhaize N.V. (Food Lion / Stop & Shop)	8	3.9%
Walmart Inc.	7	3.0%
Tractor Supply Company	17	2.8%
Speedway, LLC	49	2.6%
7-Eleven, Inc.	18	2.5%
Life Time Inc.	2	2.5%
Best Buy Co., Inc.	7	2.4%
Aldi Inc.	7	2.4%
MDSFEST, Inc. (Festival Foods)	3	2.3%
Advance Stores Company, Inc. (Advance Auto Parts)	37	2.2%
Lowe's Companies, Inc.	4	2.2%
The Kroger Co.	7	2.1%
Subtotal of Tenants with ABR greater than 2.0%	445	65.0%
Other	241	35.0%
Total / Weighted Average	686	100.0%
(1) Represents tenant or guarantor.
(2) Excludes one vacant property.
(3) Certain figures in this table may not foot due to rounding.

Tenant Industry Diversification

The majority of our portfolio is comprised of properties leased to tenants operating in defensive retail industries, with 87.5% of our ABR as of December 31, 2024 coming from necessity, service-oriented, and/or discount industries. Necessity-based industries are those that are considered essential by consumers and include sectors such as home improvement, auto parts, drug stores, general retail, and grocers. Service-oriented industries consist of retailers that provide services rather than goods, including, for example, convenience stores, quick-service and casual dining restaurants, and tire and auto services. Discount retailers offer a low price point and consist of off-price and dollar stores.

The breakdown of our necessity-based retail, service-oriented, discount-focused, and other, non-defensive retail industries by sector and by percentage of ABR as of December 31, 2024 is set forth below:

Tenant Industry and Sector	Number of Leases (1)	% of Total ABR (2)	% of Total Gross Leasable Area (2) (3)
Necessity-Based Retail
Grocery	35	13.6%	15.0%
Home Improvement	30	11.2%	12.6%
Drug Stores & Pharmacies (4)	57	10.6%	6.0%
Farm Supplies	19	3.6%	4.1%
Auto Parts	59	3.2%	3.7%
General Retail	7	3.0%	8.2%
Healthcare	14	2.0%	0.9%
Wholesale Warehouse Club	1	0.3%	0.9%
Banking	3	0.3%	0.1%
Total Necessity-Based Retail	225	47.6%	51.5%
Service-Oriented Industry
Convenience Stores	98	9.4%	2.4%
Automotive Service	42	3.7%	2.3%
Health and Fitness	4	3.7%	2.1%
Quick-Service Restaurants	33	3.2%	0.7%
Casual Dining	7	0.7%	0.3%
Equipment Rental and Leasing	5	0.4%	0.4%
Total Service-Oriented Industry	189	21.1%	8.1%
Discount-Focused Industry
Dollar Stores	200	14.3%	16.9%
Discount Retail	30	4.5%	8.4%
Total Discount-Focused Industry	230	18.8%	25.3%
Defensive Retail Industries	644	87.5%	85.0%
Other, Non-Defensive Industries
Arts & Crafts	16	4.2%	7.0%
Sporting Goods	6	3.2%	3.1%
Consumer Electronics	7	2.4%	2.7%
Specialty	2	1.0%	0.4%
Apparel	5	0.7%	1.3%
Furniture Stores	2	0.6%	0.4%
Telecommunications	2	0.2%	0.1%
Gift, Novelty, and Souvenir Shops	1	0.1%	0.1%
Home Furnishings	1	0.1%	0.0%
Total Other, Non-Defensive	42	12.5%	15.0%
Total, All Industries	686	100.0%	100.0%
(1) Excludes one vacant property.
(2) Certain figures in this table may not foot due to rounding.
(3) Square feet.
(4) The Drug Stores & Pharmacies industry has one property that resides in NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), representing approximately 0.3% of ABR.

Geographic Diversification

The following table presents ABR by state for our portfolio as of December 31, 2024:

Tenant State	Number of Leases (1)	% of Total ABR	% of Total Gross Leasable Area (2)
Texas	70	12.3%	7.9%
Illinois	43	10.1%	8.3%
New York	36	7.4%	7.2%
Georgia	36	6.2%	9.1%
Wisconsin	23	5.7%	7.3%
North Carolina	72	5.0%	4.5%
Alabama	50	4.6%	4.4%
Ohio	42	4.0%	5.5%
Pennsylvania	30	3.9%	3.9%
Virginia	11	3.6%	2.2%
Indiana	20	3.6%	3.6%
Florida	30	3.4%	2.6%
Louisiana	16	3.2%	3.4%
Michigan	18	2.5%	3.4%
Mississippi	21	2.4%	4.0%
California	12	2.4%	1.7%
Oregon	3	2.0%	1.2%
South Carolina	11	1.3%	1.7%
New Jersey	6	1.2%	0.7%
Washington	5	1.1%	1.1%
Other (3)	131	14.1%	16.3%
Total	686	100.0%	100.0%
(1) Excludes one vacant property.
(2) Square feet.
(3) Includes 25 states.

Lease Terms and Expirations

Our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods. As of December 31, 2024, the leases in our portfolio had a WALT of 9.8 years (exclusive of mortgage loans receivable). The following table illustrates contractual lease expirations within the Company’s portfolio as of December 31, 2024, assuming no exercise of contractual extension options (dollars in thousands):

		ABR		Gross Leasable Area
Year	Number of Leases (1)	Amount	% of Total (2)	Square Feet	% of Total
2025	4	$1,215	0.8%	238,918	2.0%
2026	9	2,459	1.6%	275,967	2.3%
2027	12	4,077	2.7%	364,935	3.0%
2028	25	10,094	6.6%	770,829	6.4%
2029	41	9,602	6.3%	833,668	6.9%
2030	32	11,046	7.2%	1,106,203	9.1%
2031	53	12,260	8.0%	1,177,377	9.7%
2032	39	10,582	6.9%	1,536,491	12.7%
2033	52	11,520	7.5%	883,568	7.3%
2034	71	18,040	11.8%	1,014,302	8.4%
2035	36	9,681	6.3%	562,621	4.7%
2036	19	5,797	3.8%	354,613	2.9%
2037	21	7,265	4.7%	577,962	4.8%
2038	63	8,420	5.5%	752,191	6.2%
2039	47	9,916	6.5%	762,249	6.3%
Thereafter	86	21,421	14.0%	882,156	7.3%
Total	610	$153,395	100.0%	12,094,050	100.0%
(1) Excludes one vacant property and 76 investments that secure mortgage loans receivable.
(2) Certain figures in this table may not foot due to rounding.

Developments

During 2024, rent commenced on 23 completed property developments. As of December 31, 2024, we had five property developments with rent expected to commence at various dates throughout 2025. The following table illustrates actual and anticipated rent commencement of those developments.

Tenant Industry	Location	Lease Term (Years)	Actual or Anticipated Rent Commencement
Dollar Stores (multiple programs)	Various (9 completed)	10 to 15	Commenced 1Q'24
Farm Supplies	Malakoff, TX	20	Commenced 1Q'24
Dollar Stores (multiple programs)	Various (5 completed)	15	Commenced 2Q'24
Automotive Service (multiple locations)	Various (1 completed)	10 to 15	Commenced 2Q'24
Home Improvement	Butte, MT	15	Commenced 3Q'24
Dollar Stores (multiple programs)	Various (2 completed)	15	Commenced 3Q'24
Automotive Service (multiple locations)	Various (1 completed)	15	Commenced 3Q'24
Dollar Stores (multiple programs)	Various (2 completed)	10 to 15	Commenced 4Q'24
Automotive Service (multiple locations)	Various (1 completed)	15	Commenced 4Q'24
Dollar Stores (multiple programs)	Various (1 in progress)	10	1Q'25 to 2Q'25
Automotive Service (multiple locations)	Various (3 in progress)	15	1Q'25 to 2Q'25
Pet Supplies	Sumter, SC	10	1Q'25

Item 3. Legal Proceedings

From time to time, we may be party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. We are not currently subject to any material lawsuits, claims, or other legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II — OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record, and Distribution Policy

Our common stock is traded on the NYSE under the symbol “NTST.” As of February 19, 2025, there were 81,663,128 shares of our common stock issued and outstanding, which were held by approximately 62 stockholders of record. In addition, as of February 19, 2025, there were 424,956 outstanding Class A units of limited partnership of the operating partnership (“Class A OP Units”), which are convertible into shares of our common stock on a one-for-one basis. In addition, there are no remaining Class B units of limited partnership of the operating partnership (“Class B OP Units”), which have all been converted into shares of our common stock.

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

During the years ended December 31, 2024 and 2023, we declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024
April 23, 2024	0.205	June 3, 2024	15,042	June 14, 2024
July 23, 2024	0.210	September 3, 2024	16,251	September 13, 2024
October 18, 2024	0.210	December 2, 2024	17,133	December 13, 2024
	$0.830		$63,457

Year Ended December 31, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.200	June 1, 2023	12,173	June 15, 2023
July 24, 2023	0.205	September 1, 2023	13,768	September 15, 2023
October 24, 2023	0.205	December 1, 2023	14,084	December 15, 2023
	$0.810		$51,675

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares our cumulative total stockholder return based on the market price of our common stock, assuming dividends are reinvested, with the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the NAREIT US Equity REIT Index for the period beginning August 13, 2020 (the date our common stock began trading on the NYSE exchange) and ending December 31, 2024. The graph assumes an investment of $100 on August 13, 2020.

	Period Ending
Index	8/13/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
NETSTREIT Corp.	$100.00	$111.58	$136.05	$113.24	$115.61	$96.30
S&P 500	$100.00	$112.05	$144.21	$118.08	$149.14	$186.45
NAREIT US EQUITY REIT Index	$100.00	$106.04	$149.84	$112.46	$125.23	$131.39

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 14, 2024, for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the year ended December 31, 2023 and the year ended December 31, 2022, which is incorporated herein by reference.

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of December 31, 2024, we owned or had investments in 687 properties that were diversified by tenant, industry, and geography, including 98 different tenants, across 26 retail sectors in 45 states. This excludes five property developments where rent has not yet commenced. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of December 31, 2024, our investments generated ABR1 of $165.1 million. Approximately 56% of our ABR is from investment grade2 credit rated tenants and an additional 15% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 9.8 years, which we believe provides a strong, stable source of recurring cash flow.

ATM Programs

On September 1, 2021, October 25, 2023, and August 12, 2024, we entered into a $250.0 million at-the-market equity program (the “2021 ATM Program”), a $300.0 million at-the-market equity program (the “2023 ATM Program”), and a $300.0 million at-the-market equity program (the “2024 ATM Program”), respectively (collectively, the “ATM Programs”) from which, from time to time, we may sell shares of our common stock in registered transactions.

In connection with the establishment of the 2024 ATM Program, the 2023 ATM Program was terminated, and, in connection with the establishment of the 2023 ATM Program, the 2021 Program was terminated. As a result of such terminations, we will not offer or sell any additional shares of common stock under the 2023 ATM Program or the 2021 ATM Program. Additionally, as of December 31, 2024, we had $30.5 million and $2.6 million of unsettled forward equity under the 2023 ATM Program and 2024 ATM Program, respectively.

During 2024, we entered into forward sale agreements with respect to 1,743,100 shares of common stock under the 2023 ATM Program at a weighted average price of $17.67 per share that remain unsettled. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

During 2024, we entered into forward sale agreements with respect to an aggregate 152,547 shares of common stock under the 2024 ATM Program at a weighted average price of $17.13 per share. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

The following table details information related to activity under the ATM Programs for the year ended December 31, 2024 (in thousands, except share and per share data):

Year Ended December 31, 2024 (1)
Shares of common stock issued	5,983,711
Weighted average price per share	$16.50
Gross proceeds	$98,731
Sales commissions and offering costs	$1,070
Net proceeds	$97,661
(1) Represented shares of common stock physically settled under the forward sale agreement with respect to the 2021 ATM Program.

1 Annualized base rent (“ABR”) is annualized base rent as of December 31, 2024, for all leases that commenced, and annualized cash interest on mortgage loans receivable in place as of that date.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s) or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants with metrics of more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s or NAIC.

January 2024 Follow-On Offering

In January 2024, we completed a registered public offering of 11,040,000 shares of our common stock at a public offering price of $18.00 per share. In connection with the offering, we entered into forward sale agreements for 11,040,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2025.

On September 26, 2024, we partially physically settled 2,200,000 shares of common stock at a price of $17.22 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $37.8 million, net of underwriting discounts and offering costs of $1.8 million. As of December 31, 2024, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements.

January 2025 Debt Transaction

On January 15, 2025, the Company amended its existing credit agreements agented by PNC Bank, National Association (the “PNC Credit Agreement”), Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) and Truist Bank (the “Truist Credit Agreement”). The PNC Credit Agreement was amended and restated and provides for: a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”); an existing $200.0 million senior unsecured term loan, which was fully funded under the existing PNC Credit Agreement (the “2028 Term Loan”); and an upsized $500.0 million senior unsecured revolving credit facility (increased from $400 million under the existing PNC Credit Agreement) (the “Revolver”). The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and the Company has hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million senior unsecured term loan (the “2030 Term Loan A” or, prior to the extended maturity, referred to as the “2027 Term Loan”) thereunder from January 2027 to January 2029 with an option, at the Company’s election, to extend the maturity to January 2030. The Truist Credit Agreement governs existing term loans thereunder (the “2029 Term Loan”). Among other changes, each of the PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement were also amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets.

Results of Operations

Overall

We continued to grow our assets held for investment during the year ended December 31, 2024 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average capitalization rate of approximately 7.5%. This growth was financed through a $100.0 million draw on our $250.0 million 2029 Term Loan, settlement of shares of common stock through our forward sale agreements in an amount of $135.4 million, the usage of cash balances as a result of borrowings on our Revolver, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the year ended December 31, 2024.

Acquisitions

During 2024, we acquired 115 properties for a total purchase price of $479.0 million, inclusive of $4.6 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 27 states with a WALT of approximately 13.5 years.

Development

As of December 31, 2024, we had four property developments under construction. During 2024, we invested $29.8 million in our property developments, including the land acquisition of four new developments with a combined initial purchase price of $2.0 million. During 2024, we completed development on 18 projects and reclassified approximately $52.9 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying consolidated balance sheets. Rent commenced for 17 of the 18 completed developments in 2024, while rent is expected to commence for the other completed development in the first quarter of 2025. The remaining four developments are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2024.

Dispositions

During 2024, we sold 56 properties for a total sales price, net of disposal costs, of $110.9 million, recognizing a net gain of $1.9 million.

Investment in Mortgage Loans Receivable

During the year ended December 31, 2024, we invested an additional $49.8 million in fully collateralized mortgage loans receivable with stated interest rates ranging from 6.5% to 13.1%, inclusive of $20.1 million provided through seller financing transactions. In addition, during the year ended December 31, 2024, we collected $24.9 million in principal on our mortgage loans receivable. The mortgage loans receivable are collateralized by real estate, primarily leased by investment grade credit rated tenants. The funds provided under the loans, in addition to discount and loan origination costs, net of loan origination fees of $0.1 million, are included in mortgage loans receivable, net in the accompanying consolidated balance sheets as of December 31, 2024. See discussion of our mortgage loans receivable portfolio included in “Note 4 - Real Estate Investments” of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Economic and Financial Environment

The annual inflation rate for the twelve months ended December 31, 2024 and 2023 was 2.9% and 3.4%, respectively. While the Federal Reserve raised interest rates in an effort to lower inflation throughout 2022 and the first half of 2023, rates had remained unchanged for nearly a year until the first rate cut occurred in September 2024. This initial rate cut was followed by two additional cuts during the fourth quarter of 2024. There continues to be uncertainty entering into 2025 as to whether rates will be maintained or further cut, and the timing of potential cuts, leading to uncertainties in the financing market and broader economy.

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

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

The following table sets forth our operating results for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Revenues
Rental revenue (including reimbursable)	$150,823	$123,967
Interest income on loans receivable	11,561	7,388
Other revenue	400	550
Total revenues	162,784	131,905
Operating expenses
Property	17,422	16,413
General and administrative	19,722	20,176
Depreciation and amortization	76,871	63,677
Provisions for impairment	29,969	7,083
Transaction costs	359	456
Total operating expenses	144,343	107,805
Other (expense) income
Interest expense, net	(30,324)	(19,058)
Gain on sales of real estate, net	1,876	1,175
Loss on debt extinguishment	—	(128)
Other (expense) income, net	(1,944)	752
Total other expense, net	(30,392)	(17,259)
Net (loss) income before income taxes	(11,951)	6,841
Income tax (expense) benefit	(49)	49
Net (loss) income	$(12,000)	$6,890

Revenue. Revenue for the year ended December 31, 2024 increased by $30.9 million to $162.8 million from $131.9 million for the year ended December 31, 2023, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $26.1 million, an increase of $4.2 million related to interest income on mortgage loans receivable, and an increase of $1.7 million in straight-line rental revenue. The increase is partially offset by a $0.8 million increase in reserves for uncollectible amounts.

Total operating expenses. Total expenses increased by $36.5 million to $144.3 million for the year ended December 31, 2024 as compared to $107.8 million for the year ended December 31, 2023. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense and provisions for impairment. Total operating expenses include the following:
•Property expenses. Property expenses increased $1.0 million to $17.4 million for the year ended December 31, 2024 from $16.4 million for the year ended December 31, 2023. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.5 million, of which $0.9 million and $0.3 million were related to reimbursable property taxes and reimbursable insurance costs, respectively, partially offset by a decrease of $0.6 million of common area maintenance costs, and combined net increases of non-reimbursable property expenses of $0.5 million, of which $0.3 million, $0.1 million, and $0.1 million were related to common area maintenance costs, property insurance, and property taxes, respectively.

•General and administrative expenses. General and administrative expenses decreased $0.5 million to $19.7 million for the year ended December 31, 2024 from $20.2 million for the year ended December 31, 2023. The decrease is primarily related to a decrease of $1.0 million of payroll expense and $1.4 million of bonus expense, and a decrease of $0.3 million of corporate insurance premiums. The decrease is partially offset by increases in employee severance of $1.4 million, including cash severance of $0.9 million and the expense associated with the accelerated vesting of stock-based compensation of $0.5 million, an increase of $0.3 million of stock-based compensation, an increase of $0.3 million in accounting outsourcing fees, and a net increase of $0.2 million in other general and administrative expenses. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased by $13.2 million to $76.9 million for the year ended December 31, 2024 from $63.7 million for the year ended December 31, 2023. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $7.4 million, building improvements depreciation expense of $2.9 million, in-place lease amortization expense of $2.1 million, leasehold improvements depreciation expense of $0.4 million, and amortization of leasing commissions of $0.4 million.

•Provisions for impairment. For the year ended December 31, 2024, we recorded provisions for impairment of $30.0 million on 63 properties, the majority of which were either previously classified as held-for sale, newly classified as held-for-sale, or disposed of during the year ended December 31, 2024. Of those properties impaired, 11 are held for investment as of December 31, 2024. For the year ended December 31, 2023, we recorded provisions for impairment of $7.1 million on 22 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during the year ended December 31, 2023. These disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense. Interest expense increased by $11.2 million to $30.3 million for the year ended December 31, 2024 from $19.1 million for the year ended December 31, 2023. The increase is primarily attributed to an increase of $8.0 million of interest incurred under our 2029 Term Loan, an increase of $3.1 million of interest incurred under our 2027 Term Loan, an increase of $1.4 million of interest incurred under our Revolver primarily due to an increase in average borrowings outstanding during the respective periods, and an increase of $0.5 million of loan fee amortization. This is offset by a $1.7 million increase in amortization of deferred gains on interest rate swaps.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $0.7 million to $1.9 million for the year ended December 31, 2024 from $1.2 million for the year ended December 31, 2023. The table below summarizes the properties sold for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Number of properties sold	56	19
Sales price, net of disposal costs	$110,945	$40,259
Gain on sales of real estate, net	$1,876	$1,175

Other (expense) income, net. Other (expense) income, net increased by $2.7 million to $1.9 million for the year ended December 31, 2024 from $0.8 million for the year ended December 31, 2023. The net increase to expense is primarily related to a transfer fraud loss of $2.8 million, net of insurance recoveries, $0.9 million of losses associated with property damages related to flooding and foundation issues, partially offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement and an increase in property insurance proceeds of $0.3 million.

Net (loss) income. Net (loss) income decreased by $18.9 million to a net loss of $12.0 million for the year ended December 31, 2024 from net income of $6.9 million for the year ended December 31, 2023. Net (loss) income decreased primarily due to increases in interest expense, depreciation and amortization expense, provisions for impairment, and net expense associated with the transfer fraud loss, as set forth above. These decreases are partially offset by increases in additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and developments, fund investments in mortgage loans receivable and required interest payments, and fund working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of December 31, 2024, we had $175.0 million outstanding principal amount under the 2027 Term Loan, $200.0 million outstanding principal amount under the 2028 Term Loan, $250.0 million outstanding principal amount under the 2029 Term Loan, and $239.0 million of borrowings outstanding under the Revolver. Additionally, as of December 31, 2024, we had $30.5 million and $2.6 million of unsettled forward equity under the 2023 ATM Program and 2024 ATM Program, respectively. As of December 31, 2024, $300.0 million of remaining gross proceeds were available for future issuances of shares of our common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements. Lastly, we had $152.0 million of unsettled forward equity under the January 2024 follow-on offering forward sale agreements as of December 31, 2024.

On January 15, 2025, we amended our PNC Credit Agreement to provide for: a new $175.0 million 2030 Term Loan B and an upsized $500.0 million Revolver. The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and the Company has hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million 2030 Term Loan A from January 2027 to January 2029 with an option, at the Company’s election, to extend the maturity to January 2030.

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

Contractual Obligations and Commitments

As of December 31, 2024, our contractual debt obligations primarily include the maturity of our 2027 Term Loan with the scheduled principal payment due on January 15, 2026, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, and the repayment of borrowings on our Revolver with a contractual maturity of August 11, 2026. During the year ended December 31, 2024, we borrowed $392.0 million at a weighted average interest rate of 6.24% and also repaid $233.0 million on our Revolver.
The following table provides information with respect to our commitments as of December 31, 2024 (in thousands):

	Payment Due by Period
	Total	2025	2026 - 2027	2028 - 2029	Thereafter
Contractual Obligations
2027 Term Loan – Principal	$175,000	$—	$175,000	$—	$—
2027 Term Loan – Variable interest (1)	6,643	6,381	262	—	—
2028 Term Loan – Principal	200,000	—	—	200,000	—
2028 Term Loan – Variable interest (2)	24,172	7,760	15,521	891	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (3)	18,748	12,465	6,283	—	—
Revolver – Borrowings	239,000	—	239,000	—	—
Revolver – Variable interest	21,677	13,456	8,221	—	—
Facility Fee (4)	967	600	367	—	—
Mortgage Note – Principal	8,205	174	8,031	—	—
Mortgage Note – Interest	1,048	367	681	—	—
Property development under contract	7,299	7,299	—	—	—
Additional principal under mortgage loans receivable	9,470	9,470	—	—	—
Tenant improvement allowances	4,089	1,349	2,740	—	—
Corporate office lease obligations	5,270	636	1,323	1,396	1,915
Total	$971,588	$59,957	$707,429	$202,287	$1,915
(1) We entered into five interest rate hedges to fix the base interest rate (daily SOFR) on our 2027 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2027 Term Loan are based on the hedged fixed rate of 2.40% compared to the variable 2027 Term Loan daily SOFR rate of 4.31% as of December 31, 2024, plus a SOFR adjustment of 0.10%, and applicable margin of 1.15% based on the $175.0 million 2027 Term Loan outstanding through the contractual maturity date of January 15, 2026.
(2) We entered into three interest rate hedges to fix the base interest rate (one-month SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2024 of 4.55%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(3) We entered into four interest rate hedges to fix the base interest rate (daily SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily SOFR rate as of December 31, 2024 of 4.46%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $250.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.
(4) We are subject to a facility fee of 0.15% on our Revolver.

In August 2021, we entered into a lease agreement on a new corporate office space, which is classified as an operating lease. We began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 7.6 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of December 31, 2024, we had commitments to fund properties under development and extend funds under mortgage loans receivable totaling $7.3 million and $9.5 million, respectively, which is expected to be funded over the next 12 months.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt,” “Note 7 – Derivative Financial Instruments” and “Note 13 – Subsequent Events” of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Historical Cash Flow Information

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$90,164	$80,155
Investing activities	(432,875)	(451,953)
Financing activities	327,102	331,184

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $10.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $26.1 million, additional interest received under our mortgage loans receivable, partially offset by an increase in cash interest paid of $12.0 million, increases in operating and general and administrative expenses paid associated with our larger portfolio and changes in working capital accounts.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $19.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in cash invested in mortgage loans receivable of $42.9 million, an increase of $52.4 million from proceeds from the sale of real estate, an increase of $23.4 million in principal collections on mortgage loans receivable, and a decrease of $38.5 million in real estate development and improvements, partially offset by an increase of $138.6 million in acquisitions of real estate.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $4.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributed to $135.9 million of less proceeds received in 2024 due to fewer issuances of common stock, which was the net effect of less proceeds received in connection with our 2023 ATM Program and our August 2022 follow-on offering and respective settlements of common stock under forward sale agreements, and more proceeds received in connection with our 2021 ATM Program and January 2024 follow-on offering and respective settlements of common stock under forward sale agreements. The decrease was also attributed to a reduction in term loan proceeds of $50.0 million, an increase in payments of common stock dividends of $11.8 million, and an increase in the repurchase of common stock for tax withholding obligations and deferred offering costs of $0.8 million and $0.4 million, respectively. This decrease is partially offset by an increase in net borrowings of $192.0 million under our revolving credit facilities and a decrease in deferred financing costs of $3.3 million.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset, and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. The Company expects the distributions made during 2024 are sufficient to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”), which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly, and may engage in any real estate or non-real estate-related business.

During the years ended 2024 and 2023, we recognized franchise and other state and local tax expenses in general and administrative expenses and federal income tax in income tax (expense) benefit in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

Purchase Price Allocation of Acquired Properties

We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business and should therefore be accounted for as a business combination, or if the transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

We allocate the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, buildings, site improvements, and tenant improvements. Intangible assets include the value of in-place leases and above-market leases, and intangible liabilities include below-market leases.

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by an independent valuation firm. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value, and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, we consider information obtained about each property as a result of its pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Impairment of Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset group is no longer recoverable. Examples of events or changes in circumstances may include, but are not limited to, significant changes in real estate market conditions, estimated residual values, our ability or expectation to re-lease properties that are vacant or become vacant, or a reduction in the expected holding period of a property. If indicators are present, we will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal.

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

FFO, Core FFO, and AFFO

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

We further consider FFO, Core FFO, and AFFO to be useful in determining funds available for payment of distributions. FFO, Core FFO, and AFFO do not represent net income or cash flows from operations as defined by GAAP. You should not consider FFO, Core FFO, and AFFO to be alternatives to net income as a reliable measure of our operating performance nor should you consider FFO, Core FFO, and AFFO to be alternatives to cash flows from operating, investing, or financing activities (as defined by GAAP) as measures of liquidity.

FFO, Core FFO, and AFFO do not measure whether cash flow is sufficient to fund our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO, Core FFO, and AFFO do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, FFO, Core FFO, and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO, Core FFO, and AFFO.

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net (loss) income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2024	2023
Net (loss) income	$(12,000)	$6,890
Depreciation and amortization of real estate	76,560	63,379
Provisions for impairment	29,969	7,083
Gain on sales of real estate, net	(1,876)	(1,175)
FFO	92,653	76,177
Adjustments:
Non-recurring executive transition costs, severance and related charges	1,643	362
Loss on debt extinguishment and other related costs	—	223
Other non-recurring loss (gain), net	2,934	(78)
Core FFO	97,230	76,684
Adjustments:
Straight-line rent adjustments	(2,949)	(1,163)
Amortization of deferred financing costs	2,230	1,730
Amortization of above/below-market assumed debt	114	114
Amortization of loan origination costs and discounts	(365)	163
Amortization of lease-related intangibles	(458)	(611)
Earned development interest	1,072	515
Capitalized interest expense	(806)	(1,060)
Non-cash interest expense	(3,789)	(2,124)
Non-cash compensation expense	5,126	4,822
AFFO	$97,405	$79,070

EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring executive transition costs, severance and related charges, loss on debt extinguishment and other related costs, other non-recurring loss (gain), net, other non-recurring expenses (income), transaction costs, lease termination fees, adjustment for construction in process, and adjustment for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

We present EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre as they are measures commonly used in our industry. We believe that these measures are useful to investors and analysts because they provide supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre as measures of our operating performance and not as measures of liquidity.

EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre do not include all items of revenue and expense included in net income, they do not represent cash generated from operating activities and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. Additionally, our computation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2024	2023
Net (loss) income	$(12,000)	$6,890
Depreciation and amortization of real estate	76,560	63,379
Amortization of lease-related intangibles	(458)	(611)
Non-real estate depreciation and amortization	311	298
Interest expense, net	30,324	19,058
Income tax expense (benefit)	49	(49)
Amortization of loan origination costs and discounts	(365)	163
EBITDA	94,421	89,128
Adjustments:
Provisions for impairment	29,969	7,083
Gain on sales of real estate, net	(1,876)	(1,175)
EBITDAre	$122,514	$95,036

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net (loss) income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended December 31, 2024
Net (loss) income	$(5,424)
Depreciation and amortization of real estate	20,275
Amortization of lease-related intangibles	(95)
Non-real estate depreciation and amortization	75
Interest expense, net	8,576
Income tax expense	18
Amortization of loan origination costs and discounts	(123)
EBITDA	23,302
Adjustments:
Provisions for impairment	12,633
Gain on sales of real estate, net	(1,002)
EBITDAre	34,933
Adjustments:
Straight-line rent adjustments	(1,120)
Non-recurring executive transition costs, severance and related charges	148
Other non-recurring gain, net	(142)
Other non-recurring expenses, net	438
Transaction costs	158
Non-cash compensation expense	999
Lease termination fees	(400)
Adjustment for construction in process (1)	152
Adjustment for intraquarter investment activities (2)	1,910
Adjusted EBITDAre	$37,076

Annualized Adjusted EBITDAre (3)	$148,304
Adjusted Net Debt / Annualized Adjusted EBITDAre	4.5
(1) Adjustment reflects the estimated cash yield on developments in process as of December 31, 2024.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended December 31, 2024, had occurred on October 1, 2024.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt and Adjusted Net Debt

We calculate our Net Debt as our principal amount of total debt outstanding excluding deferred financing costs, net discounts, and debt issuance costs less cash, cash equivalents, and restricted cash available for future investment.

We further adjust Net Debt by the net value of unsettled forward equity as of period end to derive Adjusted Net Debt. We believe excluding cash, cash equivalents, and restricted cash available for future investment from our principal amount in addition to excluding the net value of unsettled forward equity, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid. We believe these adjustments are additional beneficial disclosures to investors and analysts.

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt (in thousands):

As of
December 31, 2024
Principal amount of total debt	$872,205
Less: Cash, cash equivalents, and restricted cash	(14,320)
Net Debt	857,885
Less: Net value of unsettled forward equity (1)	(185,063)
Adjusted Net Debt	$672,822

(1) There were 10,735,647 unsettled shares under forward sale agreements as of December 31, 2024 at the available weighted-average net settlement price of $17.24.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, amortization of loan origination costs and discounts, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, loss on debt extinguishment, lease termination fees and other expense (income), net. We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions, and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We further adjust Property-Level Cash NOI - Estimated Run Rate for interest income on mortgage loans receivable and intraquarter mortgage loan activity to derive Total Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are not measurements of financial performance under GAAP and may not be comparable to similarly titled measures of other companies. You should not consider our measures as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended December 31, 2024
Net income	$(5,424)
General and administrative	4,456
Depreciation and amortization	20,349
Provisions for impairment	12,633
Transaction costs	158
Interest expense, net	8,576
Gain on sales of real estate, net	(1,002)
Income tax expense	18
Amortization of loan origination costs and discounts	(123)
Interest income on mortgage loans receivable	(3,103)
Lease termination fees	(400)
Other expense, net	103
Property-Level NOI	36,241
Straight-line rent adjustments	(1,120)
Amortization of lease-related intangibles	(95)
Property-Level Cash NOI	$35,026
Adjustment for intraquarter acquisitions, dispositions, and completed development (1)	1,817
Property-Level Cash NOI Estimated Run Rate	$36,843
Interest income on mortgage loans receivable	3,103
Adjustments for intraquarter mortgage loan activity (2)	93
Total Cash NOI - Estimated Run Rate	$40,039
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended December 31, 2024, had occurred on October 1, 2024.
(2) Adjustment assumes all loan activity completed during the three months ended December 31, 2024 had occurred on October 1, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of December 31, 2024, we had total indebtedness of approximately $175.0 million under the 2027 Term Loan, $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, and $239.0 million of borrowings under our Revolver, all of which is floating rate debt with a variable interest rate. For the years ended December 31, 2024 and 2023, we had average daily outstanding borrowings on our Revolver of $100.2 million and $82.5 million, respectively.
Effective through the fully extended maturity dates (as of December 31, 2024) of January 15, 2027, February 11, 2028, and January 3, 2029, we have entered into interest rate derivative contracts in order to hedge our market interest risk associated with the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan, respectively. The interest rate derivative contracts convert the variable rate debt on our term loans to a fixed interest rate (as further described in “Note 6 – Debt” in our consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of December 31, 2024, bore an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2024, which assumes a 1% adverse change in the interest rate as of December 31, 2024, the estimated market risk exposure was approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NETSTREIT Corp. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of indicators for potential impairment of long-lived asset groups

As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group is no longer recoverable. As of December 31, 2024 the Company has $1,834.4 million of real estate held for investment, net. The evaluation of the indicators of potential impairment relies upon certain management assumptions, including the anticipated holding period for a real estate investment property.

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

Evaluation of the fair value of land and building in certain real estate asset acquisitions

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired real estate properties in asset acquisitions during 2024 for a total purchase price of $479.0 million, of which $141.1 million and $266.6 million were allocated to land and buildings, respectively. The purchase price of an asset acquisition is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. In estimating fair values of land and building, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm.

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
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited NETSTREIT Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
February 24, 2025

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Real estate, at cost:
Land	$571,272	$460,896
Buildings and improvements	1,400,393	1,149,809
Total real estate, at cost	1,971,665	1,610,705
Less accumulated depreciation	(143,422)	(101,210)
Property under development	6,118	29,198
Real estate held for investment, net	1,834,361	1,538,693
Assets held for sale	48,637	52,451
Mortgage loans receivable, net	139,409	114,472
Cash, cash equivalents, and restricted cash	14,320	29,929
Lease intangible assets, net	164,392	161,354
Other assets, net	58,227	49,337
Total assets	$2,259,346	$1,946,236
Liabilities and equity
Liabilities:
Term loans, net	$622,608	$521,912
Revolving credit facility	239,000	80,000
Mortgage note payable, net	7,853	7,883
Lease intangible liabilities, net	20,177	25,353
Liabilities related to assets held for sale	1,912	1,158
Accounts payable, accrued expenses, and other liabilities	29,664	36,498
Total liabilities	921,214	672,804
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 81,602,232 and 73,207,080 shares issued and outstanding as of December 31, 2024 and 2023, respectively	816	732
Additional paid-in capital	1,507,995	1,367,505
Distributions in excess of retained earnings	(188,046)	(112,276)
Accumulated other comprehensive income	10,206	8,943
Total stockholders’ equity	1,330,971	1,264,904
Noncontrolling interests	7,161	8,528
Total equity	1,338,132	1,273,432
Total liabilities and equity	$2,259,346	$1,946,236

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenue (including reimbursable)	$150,823	$123,967	$93,934
Interest income on loans receivable	11,561	7,388	2,345
Other revenue	400	550	—
Total revenues	162,784	131,905	96,279
Operating expenses
Property	17,422	16,413	11,695
General and administrative	19,722	20,176	19,053
Depreciation and amortization	76,871	63,677	50,075
Provisions for impairment	29,969	7,083	1,114
Transaction costs	359	456	839
Total operating expenses	144,343	107,805	82,776
Other (expense) income
Interest expense, net	(30,324)	(19,058)	(9,181)
Gain on sales of real estate, net	1,876	1,175	4,148
Loss on debt extinguishment	—	(128)	—
Other (expense) income, net	(1,944)	752	131
Total other expense, net	(30,392)	(17,259)	(4,902)
Net (loss) income before income taxes	(11,951)	6,841	8,601
Income tax (expense) benefit	(49)	49	(396)
Net (loss) income	(12,000)	6,890	8,205
Net (loss) income attributable to noncontrolling interests	(63)	53	88
Net (loss) income attributable to common stockholders	$(11,937)	$6,837	$8,117
Amounts available to common stockholders per common share:
Basic	$(0.16)	$0.11	$0.16
Diluted	$(0.16)	$0.11	$0.16
Weighted average common shares:
Basic	76,517,767	63,922,973	49,517,977
Diluted	76,517,767	64,665,439	50,431,822
Other comprehensive (loss) income:
Net (loss) income	$(12,000)	$6,890	$8,205
Change in value on derivatives, net	1,269	(14,822)	19,758
Total comprehensive (loss) income	$(10,731)	$(7,932)	$27,963
Comprehensive (loss) income attributable to noncontrolling interests	(57)	(39)	296
Comprehensive (loss) income attributable to common stockholders	$(10,674)	$(7,893)	$27,667

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	44,223,050	$442	$809,724	$(35,119)	$4,123	$779,170	$10,645	$789,815
Issuance of common stock in public offerings, net of issuance costs	13,600,004	135	296,027	—	—	296,162	—	296,162
Offering and related costs of common stock	—	—	(18,444)	—	—	(18,444)	—	(18,444)
OP Units converted to common stock	49,317	—	929	—	—	929	(929)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(39,533)	—	(39,533)	(419)	(39,952)
Dividends declared on restricted stock, net	—	—	—	(522)	—	(522)	—	(522)
Vesting of restricted stock units	234,108	3	(3)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(74,600)	—	(1,477)	—	—	(1,477)	—	(1,477)
Stock-based compensation, net	—	—	4,758	120	—	4,878	—	4,878
Other comprehensive income	—	—	—	—	19,550	19,550	208	19,758
Net income	—	—	—	8,117	—	8,117	88	8,205
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offerings, net of issuance costs	15,038,397	151	280,757	—	—	280,908	—	280,908
Offering and related costs of common stock	—	—	(9,519)	—	—	(9,519)	—	(9,519)
OP Units converted to common stock	34,169	—	619	—	—	619	(619)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(51,675)	—	(51,675)	(407)	(52,082)
Dividends declared on restricted stock, net	—	—	—	(503)	—	(503)	—	(503)
Vesting of restricted stock units	139,527	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(36,892)	—	(688)	—	—	(688)	—	(688)
Stock-based compensation, net	—	—	4,823	2	—	4,825	—	4,825
Other comprehensive loss	—	—	—	—	(14,730)	(14,730)	(92)	(14,822)
Net income	—	—	—	6,837	—	6,837	53	6,890
Balance at December 31, 2023	73,207,080	$732	$1,367,505	$(112,276)	$8,943	$1,264,904	$8,528	$1,273,432
Issuance of common stock in public offerings, net of issuance costs	8,183,711	83	138,249	—	—	138,332	—	138,332
Offering and related costs of common stock	—	—	(2,856)	—	—	(2,856)	—	(2,856)
OP Units converted to common stock	54,342	—	941	—	—	941	(941)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(63,457)	—	(63,457)	(369)	(63,826)
Dividends declared on restricted stock, net	—	—	—	(557)	—	(557)	—	(557)
Vesting of restricted stock units	246,755	2	(2)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(89,656)	(1)	(1,498)	—	—	(1,499)	—	(1,499)
Stock-based compensation, net	—	—	5,656	181	—	5,837	—	5,837
Other comprehensive income	—	—	—	—	1,263	1,263	6	1,269
Net loss	—	—	—	(11,937)	—	(11,937)	(63)	(12,000)
Balance at December 31, 2024	81,602,232	$816	$1,507,995	$(188,046)	$10,206	$1,330,971	$7,161	$1,338,132

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(12,000)	$6,890	$8,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76,871	63,677	50,075
Amortization of deferred financing costs	2,230	1,730	862
Amortization of above/below-market assumed debt	114	114	29
Noncash revenue adjustments	(3,699)	(1,632)	(2,466)
Amortization of deferred gains on interest rate swaps	(3,789)	(2,124)	—
Stock-based compensation expense	5,656	4,823	4,758
Gain on sales of real estate, net	(1,876)	(1,175)	(4,148)
Provisions for impairment	29,969	7,083	1,114
Loss on debt extinguishment	—	128	—
Gain (loss) on involuntary conversion of building and improvements	502	(78)	(126)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(1,200)	(1,237)	(6,193)
Accounts payable, accrued expenses and other liabilities	(946)	3,696	1,215
Lease incentive payments	(1,668)	(1,740)	(2,678)
Net cash provided by operating activities	90,164	80,155	50,647
Cash flows from investing activities
Acquisitions of real estate	(479,039)	(340,451)	(424,794)
Real estate development and improvements	(40,334)	(78,798)	(22,402)
Investment in mortgage loans receivable	(29,543)	(72,429)	(46,466)
Principal collections on mortgage loans receivable	24,870	1,482	—
Earnest money deposits	(67)	(265)	868
Purchase of computer equipment and other corporate assets	(8)	(35)	(1,208)
Proceeds from sale of real estate	90,843	38,465	25,515
Proceeds from the settlement of property-related insurance claims	403	78	126
Net cash used in investing activities	(432,875)	(451,953)	(468,361)
Cash flows from financing activities
Issuance of common stock in public offerings, net	135,475	271,389	277,718
Payment of common stock dividends	(63,457)	(51,675)	(39,533)
Payment of OP unit distributions	(369)	(407)	(419)
Payment of restricted stock dividends	(599)	(148)	(339)
Principal payments on mortgages payable	(155)	(138)	(48)
Proceeds under revolving credit facilities	392,000	361,000	515,000
Repayments under revolving credit facilities	(233,000)	(394,000)	(466,000)
Proceeds from term loans	100,000	150,000	200,000
Proceeds under property development incentives	—	—	755
Repurchase of common stock for tax withholding obligations	(1,498)	(688)	(1,478)
Payment of deferred offering costs	(1,295)	(878)	(1,220)
Payment of deferred financing costs	—	(3,271)	(3,782)
Net cash provided by financing activities	327,102	331,184	480,654
Net change in cash, cash equivalents, and restricted cash	(15,609)	(40,614)	62,940
Cash, cash equivalents, and restricted cash at beginning of the period	29,929	70,543	7,603
Cash, cash equivalents, and restricted cash at end of the period	$14,320	$29,929	$70,543

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$30,295	$18,336	$7,218
Cash (received) paid for income taxes, net	$(31)	$628	$129
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$376	$501	$403
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$35	$7	$—
Accrued loan origination fees on mortgage loans receivable	$200	$—	$—
Cash flow hedge change in fair value	$5,058	$(12,698)	$19,758
Mortgage loan receivable settled in exchange for acquisition of real estate	$—	$4,673	$—
Increase in mortgage loan receivable in exchange for disposition of real estate	$20,102	$1,837	$—
Refinancing of mortgage loan receivable	$—	$1,327	$—
Accrued capital expenditures and real estate development and improvement costs	$4,500	$5,686	$2,473
Accrued lease incentives	$368	$—	$—
Mortgage note assumed at fair value	$—	$—	$7,913

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

The Company elected to be treated as and to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. Additionally, the Operating Partnership formed NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), which together with the Company jointly elected to be treated as a taxable REIT subsidiary under Section 856(a) of the Internal Revenue Code of 1986, as amended, (the “Code”) for U.S. federal income tax purposes.

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant, retail commercial real estate leased on a long-term basis to high credit quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of December 31, 2024, the Company owned or had investments in 687 properties, located in 45 states, excluding five property developments where rent has yet to commence.

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

Noncontrolling Interests

The Company presents noncontrolling interests, which represent limited partnership units in the Operating Partnership (the “OP Units”) not owned by the Company, as a component of permanent equity, separate from the Company’s stockholders’ equity. Noncontrolling interests were created as part of an asset acquisition and were recognized at fair value as of the date of the transaction. Effective with the Company’s initial public offering, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the redemption, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of the Company’s common stock. The election to pay cash or issue common stock is solely within the control of the Company to satisfy a noncontrolling interest holder’s redemption request.

Net (loss) income of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests’ ownership percentages in the Operating Partnership throughout the period. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding.

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

Real Estate Held for Investment

Real estate is recorded and stated at cost less any provision for impairment. At acquisition date, the purchase price of an acquired property is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort, or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

The Company allocates the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, buildings, site improvements, and tenant improvements. Intangible assets include the value of in-place leases and above-market leases, and intangible liabilities include below-market leases. The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal, and other related expenses. The fair value of above-market or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease, including any below-market fixed rate renewal options for below-market leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm. The Company also considers information and other factors, including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. Based on these inputs for measuring and allocating the fair value of real estate acquisitions, the Company utilizes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820).

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets:

Buildings	13 – 35 years
Building improvements	15 years
Tenant improvements	Shorter of the term of the related lease or useful life
Acquired in-place leases or leasing commissions	Remaining terms of the respective leases
Assembled workforce	3 years
Computer equipment and other corporate assets	3 – 5 years

Depreciation and amortization amounts for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation on real estate held for investment and computer equipment and other corporate assets	$55,066	$44,402	$33,883
Amortization on acquired in-place lease and assembled workforce intangible assets and leasing commission costs	21,805	19,275	16,192
Total depreciation and amortization expense	$76,871	$63,677	$50,075

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

Assets Held for Sale

The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, asset location and tenant operation type (e.g., tenant or retail sector). Real estate assets held for sale are expected to be sold within twelve months. Properties classified as held for sale, including the related intangibles, in the consolidated balance sheets include only those properties available for immediate sale in their present condition, which are actively being marketed, and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, the Company has not reclassified results of operations for properties disposed during the years ended December 31, 2024, 2023, and 2022 or held for sale as discontinued operations as of December 31, 2024 or December 31, 2023, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. There were 23 properties classified as held for sale for both of the years ended December 31, 2024 and December 31, 2023.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total provision for impairment	$29,969	$7,083	$1,114
Number of properties: (1)
Classified as held for sale	13	14	—
Disposed within the period	35	4	1
Classified as held for investment	11	2	—

(1) Includes the number of properties that were either (i) impaired during the period on the held for sale classification date and remained as held for sale as of period-end, (ii) impaired and disposed of during the respective period, or (iii) impaired during the period and remained as held for investment as period-end. Excludes properties that did not have impairment recorded during the year. Of the total provision for impairment during the year ended December 31, 2024, the Company recorded $1.4 million of additional impairment expense on four properties that were classified as held for sale in prior periods and remained as held for sale as of period-end, and $14.6 million of impairment expense on properties held for investment.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the consolidated balance sheets. The Company had $7.9 million of restricted cash as of December 31, 2024, and $11.5 million of restricted cash as of December 31, 2023.

The Company’s bank balances as of December 31, 2024 and 2023 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Variable lease revenues include tenant reimbursements, reserves for uncollectible amounts, changes in the index or market-based indices after the inception of the lease, or percentage rents. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred. The Company recognized variable lease revenue related to tenant reimbursements and lease termination fees for the periods presented.

Capitalized above-market and below-market lease values are amortized on a straight-line basis as a reduction or increase of rental revenue as appropriate over the remaining non-cancellable terms of the respective leases.

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of December 31, 2024 and December 31, 2023, the Company had an immaterial reserve for uncollectible amounts specific to reimbursable expenses.

Mortgage Loans Receivable

The Company holds loans receivable, which are mortgage loans secured by real estate, for short and long-term investment. Loans receivable are carried at amortized cost. As of December 31, 2024, the Company held 18 senior secured first-lien mortgage loans receivable.

The Company recognizes interest income on loans receivable using the effective interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. The Company evaluates its loan receivable balances, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. A loan receivable is placed on a nonaccrual status when management determines that full recovery of the contractually specified payments of principal and interest is doubtful.

Stock-Based Compensation

The Company has a share-based compensation award program for its employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. The Company classifies stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718, Compensation - Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

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

The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sale agreement, if the Company elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s earnings per share.

Transaction Costs

Transaction costs represent non-capitalizable acquisition related expenses and costs associated with abandoned acquisitions. Acquisition and dead deal related expenses were $0.4 million, $0.5 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset, and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. The Company expects the distributions made during 2024 are sufficient to receive a full dividends paid deduction.

NETSTREIT TRS is treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly, and may engage in any real estate or non-real estate-related business.

The Company recognizes franchise and other state and local tax expenses in general and administrative expenses and recognizes state and federal income tax in income tax (expense) in the accompanying consolidated statements of operations and comprehensive (loss) income.

All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its related deferred tax assets and liabilities were immaterial for the years presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax in the consolidated statements of operations and comprehensive (loss) income. The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years presented. Additionally, there were no material accruals for interest or penalties as of December 31, 2024 and 2023.

The Company files federal, state, and local income tax returns. The Company regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in the consolidated financial statements.

All federal tax returns for years prior to 2021 are no longer subject to examination. Additionally, state tax returns for years prior to 2019 are generally no longer subject to examination.

Earnings Per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings per Share. Basic earnings per share (“EPS”) is computed by dividing net (loss) income allocated to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net (loss) income allocated to common stockholders represents net (loss) income less (loss) income allocated to participating securities and noncontrolling interests. None of the Company’s equity awards are participating securities.

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

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of December 31, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of December 31, 2024:

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

Provisions for impairment recognized during the years ended December 31, 2024, 2023, and 2022 primarily related to assets held for sale where impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. As of December 31, 2024, there were 11 properties that were held for investment accounted for at fair value. The 11 properties were all accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with a total adjusted carrying value of $27.1 million. The Company estimated the fair value using capitalization rates ranging from 6.5% to 12.1%, and a discount rate of 5.6%, which it believes is reasonable based on current market rates. As of December 31, 2023, there were two real estate assets held for investment accounted for at fair value. Of these properties, one was accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with an adjusted carrying value of $1.5 million.

The following table discloses estimated fair value information for the Company’s 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan (each as defined in “Note 6 - Debt”) which is derived based primarily on unobservable market inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2027 Term Loan	$174,509	$175,245	$174,037	$175,641
2028 Term Loan	$199,246	$200,858	$199,006	$201,396
2029 Term Loan	$248,853	$250,526	$148,869	$150,666
(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.

Concentrations of Credit Risk

During the year ended December 31, 2024, one tenant, Dollar General, accounted for 11.5% of total revenues. During the years ended December 31, 2023 and 2022, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total rental revenues.

Other financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash held at various financial institutions, access to the Company’s credit facilities, and amounts due or payable under derivative contracts. These credit risk exposures are spread among a diversified group of investment grade financial institutions.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report information about operating segments. The Company is an internally managed real estate company that acquires, owns, invests in, and manages a diversified portfolio of single-tenant, retail commercial real estate subject to long-term net leases with high credit quality tenants across the United States. The Company primarily engages in leasing activities that generate revenues and incur operating expenses in addition to investing in property developments and mortgage loans secured by real estate. The Company aggregates these investments for reporting purposes and operates in one reportable segment.

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net (loss) income, as reported on the consolidated statements of operations and comprehensive (loss) income to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), capitalization rate, tenant credit quality, industry type, and geographic location.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets, and the requirement that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented, and early adoption is permitted. The Company adopted the provisions of ASU 2023-07 for the annual period ending December 31, 2024, which did not materially impact the Company’s consolidated financial statements. The amendments for interim periods will be adopted for the Company’s fiscal year ending December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of December 31, 2024, exclusive of mortgage loans receivable, the Company’s weighted average remaining lease term was 9.8 years.

The Company’s property leases have been classified as operating leases and some have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the consolidated statements of operations and comprehensive (loss) income and is presented net of any reserves, write-offs, or recoveries for uncollectible amounts.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental revenue
Fixed lease income (1)	$138,101	$110,177	$82,836
Variable lease income (2)	12,263	13,179	10,209
Other rental revenue:
Above/below market lease amortization, net	1,219	1,400	1,430
Lease incentives	(760)	(789)	(541)
Rental revenue (including reimbursable)	$150,823	$123,967	$93,934
(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and reserves for uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the years ended December 31, 2024, 2023, and 2022.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of December 31, 2024 are as follows (in thousands):

Future Minimum Base Rental Receipts
2025	$149,740
2026	148,771
2027	145,664
2028	139,908
2029	131,636
Thereafter	843,433
Total	$1,559,152

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 7.6 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the lease expense components for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$542	$542	$542
Variable lease cost	$316	$306	$110

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of December 31, 2024, the right-of-use asset and operating lease liability were $3.5 million and $4.6 million, respectively.

The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of December 31, 2024 (in thousands):

Future Minimum Lease Payments
2025	$636
2026	653
2027	670
2028	689
2029	707
Thereafter	1,915
Total lease payments	5,270
Less: Amount representing interest (1)	(624)
Present value of operating lease liabilities	$4,646
(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using various factors, including REIT industry performance.

Note 4 – Real Estate Investments

As of December 31, 2024, the Company had investments in 687 properties, excluding 5 property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $2.2 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Texas and Illinois representing 12.7% and 10.8%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

Acquisitions

During the year ended December 31, 2024, the Company acquired 115 properties for a total purchase price of $479.0 million, inclusive of $4.6 million of capitalized acquisition costs.

During the year ended December 31, 2023, the Company acquired 103 properties for a total purchase price of $345.1 million, inclusive of $3.5 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Land	$141,074	$71,574
Buildings	266,644	212,971
Site improvements	31,825	18,613
Tenant improvements	3,934	3,396
In-place lease intangible assets	36,580	36,548
Above-market lease intangible assets	—	2,022
	480,057	345,124
Liabilities assumed
Accounts payable, accrued expenses, and other liabilities	(1,018)	—
Purchase price (including acquisition costs)	$479,039	$345,124

Development

As of December 31, 2024, the Company had four property developments under construction. During 2024, the Company invested $29.8 million in property developments, including the land acquisition of four new developments with a combined initial purchase price of $2.0 million. During 2024, the Company completed development on 18 projects and reclassified approximately $52.9 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying consolidated balance sheets. Rent commenced for 17 of the 18 completed developments in 2024, while rent is expected to commence for the other completed development in the first quarter of 2025. The remaining four developments are expected to be substantially completed with rent commencing at various points throughout the next twelve months. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2024.

During 2023, the Company invested $81.0 million in property developments, including the land acquisition of 40 new developments with a combined initial purchase price of $27.3 million. During 2023, the Company completed development on 27 projects and reclassified approximately $68.6 million from property under development to land, buildings and improvements in the accompanying consolidated balance sheets. Rent commenced for the completed developments at various points throughout 2023 and the first quarter of 2024. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2023.

Additionally, during 2024 and 2023, the Company capitalized approximately $0.8 million and $1.1 million, respectively, of interest expense associated with properties under development.

Dispositions

During 2024, the Company sold 56 properties for a total sales price, net of disposal costs, of $110.9 million, recognizing a net gain of $1.9 million.

During 2023, the Company sold 19 properties for a total sales price, net of disposal costs, of $40.3 million, recognizing a net gain of $1.2 million.

During 2022, the Company sold seven properties for a total sales price, net of disposal costs, of $25.5 million, recognizing a net gain of $4.1 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of December 31, 2024 and December 31, 2023 is summarized below (in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Mortgage (3) (4) (5)	I/O	1	7.53%	7.50%	1/8/2025	$43,612	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (6)	I/O	3	8.10%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (6)	I/O	6	7.98%	7.98%	6/10/2025	8,408	14,024
Mortgage	None (7)	1	7.85%	7.00%	1/31/2026	825	660
Mortgage (3)	P+I	1	8.65%	7.50%	1/8/2025	—	3,246
Mortgage (3) (4) (8)	I/O	7	10.31%	10.25%	6/18/2025	11,658	5,007
Mortgage (3) (4)	I/O	1	13.23%	10.25%	6/22/2025	1,296	1,909
Mortgage (3) (4)	I/O	1	10.25%	10.25%	4/26/2025	2,095	—
Mortgage (3) (4)	I/O	1	10.25%	10.25%	5/15/2025	1,894	—
Mortgage (3) (4)	I/O	1	10.25%	10.25%	7/26/2025	2,029	—
Mortgage (3) (4)	I/O	1	10.25%	10.25%	8/27/2025	1,539	—
Mortgage	P+I	1	7.25%	7.25%	7/17/2027	4,076	—
Mortgage	P+I	1	7.25%	7.25%	7/17/2027	5,221	—
Mortgage	I/O	1	14.34%	13.09%	1/17/2025	1,299	—
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,434	—
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	—
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	—
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	—
Total						139,483	114,530
Unamortized loan origination costs and fees, net						74	58
Unamortized discount						(148)	$(116)
Total mortgage loans receivable, net						$139,409	$114,472
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
(5) The $43.6 million mortgage note receivable was scheduled to mature on January 8, 2025, however, the Company executed an amendment in January 2025 that extended the maturity date to August 31, 2025.
(6) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(7) Payments of both interest and principal are due at maturity.
(8) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from January 30, 2025 to June 18, 2025.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$203,104	$(60,729)	$142,375	$181,564	$(45,210)	$136,354
Above-market leases	19,644	(5,500)	14,144	21,661	(4,361)	17,300
Lease incentives	9,529	(1,656)	7,873	8,996	(1,296)	7,700
Total intangible assets	$232,277	$(67,885)	$164,392	$212,221	$(50,867)	$161,354

Liabilities:
Below-market leases	$29,847	$(9,670)	$20,177	$33,196	$(7,843)	$25,353

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2024 and 2023 by category were as follows:

	Years Remaining
	December 31,
	2024	2023
In-place leases	8.6	8.8
Above-market leases	11.4	12.2
Below-market leases	10.1	10.9
Lease incentives	10.1	11.1

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying consolidated statements of operations and comprehensive (loss) income related to the amortization of intangible assets and liabilities for all property and ground leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization:
Amortization of in-place leases	$21,302	$19,203	$15,872
Amortization of assembled workforce	—	—	281
	$21,302	$19,203	$16,153

Net adjustment to rental revenue:
Above-market lease assets	(1,621)	(1,575)	(1,376)
Below-market lease liabilities	2,839	2,975	2,806
Lease incentives	(760)	(789)	(541)
	$458	$611	$889

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of December 31, 2024, for the next five years and thereafter (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
In-place leases	$22,230	$21,045	$19,120	$16,346	$13,864	$49,770	$142,375

Above-market lease assets	(1,523)	(1,500)	(1,436)	(1,391)	(1,219)	(7,075)	(14,144)
Below-market lease liabilities	2,561	2,475	2,404	2,272	2,077	8,388	20,177
Lease incentives	(894)	(895)	(839)	(809)	(771)	(3,665)	(7,873)
Net adjustment to rental revenue	$144	$80	$129	$72	$87	$(2,352)	$(1,840)

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	December 31, 2024	December 31, 2023
Debt:
2027 Term Loan (3)	January 15, 2026	January 15, 2027	3.65%	$175,000	$175,000
2028 Term Loan (4)	February 11, 2028	—	3.88%	200,000	200,000
2029 Term Loan (5)	July 3, 2026	January 3, 2029	4.99%	250,000	150,000
Revolver (6)	August 11, 2026	August 11, 2027	5.63%	239,000	80,000
Mortgage Note	November 1, 2027	—	4.53%	8,205	8,361
Total debt				872,205	613,361
Unamortized discount and debt issuance costs				(2,744)	(3,566)
Unamortized deferred financing costs, net (7)				(1,200)	(1,942)
Total debt, net				$868,261	$607,853
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Rate represents the effective interest rate as of December 31, 2024 and includes the effect of interest rate swap agreements, as described further in “Note 6 - Debt” and “Note 7 - Derivative Financial Instruments.”
(3) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of December 31, 2024. The Company has entered into five interest rate swap agreements that effectively convert the floating rate to a fixed rate. The hedged fixed rate reset to 1.87% effective November 27, 2023, and to 2.40% effective December 23, 2024.
(4) Loan is a floating-rate loan which resets monthly at one-month term SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of December 31, 2024. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(5) Loan is a floating-rate loan which resets daily at daily SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of December 31, 2024. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) The annual interest rate of the Revolver assumes daily SOFR as of December 31, 2024 of 4.53% plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.00% as of December 31, 2024.
(7) The Company records deferred financing costs associated with the Revolver in other assets, net on its consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan.

Truist Credit Agreement

On July 3, 2023, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”), related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the Truist Credit Agreement, be increased to an amount of up to $400.0 million at the Company’s request. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. Subject to the terms of the Truist Credit Agreement, the Company drew an additional $100.0 million under the 2029 Term Loan on March 1, 2024. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to two one-year extension options and one six-month extension option with a final, extended maturity date of January 3, 2029. The extension options are at the Company’s election and are subject to certain conditions.

The interest rate applicable to the 2029 Term Loan is determined by the Company’s Investment Grade Rating (as defined in the Truist Credit Agreement). Prior to the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Truist Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating.

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

In connection with the 2029 Term Loan, the Company incurred $1.4 million of deferred financing costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net on the consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net on the Company’s consolidated statements of operations and comprehensive (loss) income.

PNC Credit Agreement

On August 11, 2022, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Credit Agreement”), related to sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “Revolver”, and together with the 2028 Term Loan, the “PNC Credit Facility”). The PNC Credit Facility may be increased by $400.0 million in the aggregate for total availability of up to $1.0 billion.

The 2028 Term Loan matures on February 11, 2028. The Revolver matures on August 11, 2026, subject to a one year extension option at the Company’s election (subject to certain conditions) to August 11, 2027. Borrowings under the PNC Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtains an Investment Grade Rating (as defined in the PNC Credit Agreement), interest rates are based on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating, and are determined by (A) in the case of the 2028 Term Loan either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.725% to 1.40%, based on the Company’s Investment Grade Rating, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.40%, based on the Company’s Investment Grade Rating.

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

The PNC Credit Facility also contains a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized base rent attributable to tenants with commitments or quantifiable targets for reduced greenhouse gas emission in accordance with the standards of the SBTi.

The Company has fully hedged the 2028 Term Loan with an all-in interest rate of 3.88%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

In connection with the PNC Credit Facility, the Company incurred approximately $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive (loss) income.

Wells Fargo Credit Agreement

In December 2019, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (the “Original Wells Fargo Credit Agreement”) governing a $175.0 million senior unsecured term loan that was scheduled to mature in December 2024 (the “2024 Term Loan”). On June 15, 2023, the Company amended and restated the Original Wells Fargo Credit Agreement (as amended, the “Wells Fargo Credit Agreement”) to provide for a $175.0 million senior unsecured term loan with a maturity date of January 15, 2026, subject to a one year extension option at the Company’s election (subject to certain conditions) (the “2027 Term Loan”). The 2027 Term Loan is repayable at the Company’s option in whole or in part without premium or penalty.

The interest rate applicable to the 2027 Term Loan is determined by the Company’s Investment Grade Rating (as defined in the Wells Fargo Credit Agreement). Prior to the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Wells Fargo Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating.

The Company has fully hedged the 2027 Term Loan with an all-in interest rate of 3.65%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

Mortgage Note Payable

As of December 31, 2024, the Company had total gross mortgage indebtedness of $8.2 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.1 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2027 Term Loan, 2028 Term Loan, and 2029 Term Loan are interest-only through maturity. As of December 31, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment (1)	Total
2025	$174	$—	$174
2026	178	664,000	664,178
2027	170	7,683	7,853
2028	—	200,000	200,000
Total	$522	$871,683	$872,205
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revolving credit facilities (1)	$6,879	$5,492	$3,187
Term loans (2)	25,315	14,518	5,455
Mortgage note payable	380	387	100
Non-cash:
Amortization of deferred financing costs	794	898	541
Amortization of debt discount and debt issuance costs, net	1,551	947	350
Amortization of deferred gains on interest rate swaps	(3,789)	(2,124)	—
Capitalized interest	(806)	(1,060)	(452)
Total interest expense, net	$30,324	$19,058	$9,181
(1) Includes facility fees and non-utilization fees of approximately $0.6 million, $0.6 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive (loss) income.

During the years ended December 31, 2024, 2023, and 2022, the term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 6.50%, 5.51%, and 3.39%, respectively.

During the years ended December 31, 2024, 2023, and 2022, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 6.24%, 5.92%, and 2.59%, respectively.

The estimated fair values of the Company’s term loans have been derived based on market observable inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows. These measurements are classified as Level 2 within the fair value hierarchy. Refer to “Note 2 – Summary of Significant Accounting Policies” for additional detail on fair value measurements.

The Company was in compliance with all of its debt covenants as of December 31, 2024 and expects to be in compliance for the twelve-month period ending December 31, 2025.

See “Note 13 – Subsequent Events” for additional disclosure on the Company’s January 2025 Debt Transactions (as defined in “Note 13 – Subsequent Events”) which include amendments to its existing PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement.

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

Effective July 3, 2023, such derivatives were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily SOFR rate as of December 31, 2024 of 4.46%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, such derivatives were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan one-month SOFR rate as of December 31, 2024 of 4.55%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective January 27, 2023, the Company converted its four existing LIBOR swap agreements associated with the 2024 Term Loan into four new SOFR swaps that convert the SOFR variable rate to a fixed rate of 0.12% and on June 15, 2023, the Company amended and restated its 2024 Term Loan, providing for the $175.0 million 2027 Term Loan. In anticipation of the amendment and restatement of the 2024 Term Loan, additional derivatives, effective November 27, 2023 and December 23, 2024 at hedged fixed rates of 1.87% and 2.40%, respectively, were initiated to hedge the variable cash flows associated with the 2027 Term Loan through the fully extended maturity date. The interest rate on the variable 2027 Term Loan includes a daily SOFR rate as of December 31, 2024 of 4.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%.

During the fourth quarter of 2024, such derivatives were also initiated to hedge the variable cash flows associated with future debt issuances. Specifically, the Company entered into seven swap agreements with effective and maturity dates of February 3, 2025 and January 2, 2030, respectively, for an aggregate notional amount of $175.0 million at a hedged fixed rate of 3.87%.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate swaps	18	12	$800,000	$650,000

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands):

	Derivative Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2024	2023
Interest rate swaps	Other assets, net	$16,426	$14,442

	Derivative Liabilities
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2024	2023
Interest rate swaps	Accounts payable, accrued expenses, and other liabilities	$—	$3,073

The following table presents the effect of the Company’s interest rate swaps in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2024	2023	2022		2024	2023	2022
Interest Rate Products	$19,408	$1,729	$22,898	Interest expense, net	$18,139	$16,551	$3,140

The Company did not exclude any amounts from the assessment of hedge effectiveness for the years ended December 31, 2024, 2023, and 2022. During the next twelve months, the Company estimates that an additional $3.8 million will be reclassified as a decrease to interest expense.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

To comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2024
Derivative assets	$—	$16,426	$—	$16,426
December 31, 2023
Derivative assets	$—	$14,442	$—	$14,442
Derivative liabilities	$—	$3,073	$—	$3,073

Note 8 – Supplemental Detail for Certain Components of the Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable, net	$9,809	$10,074
Deferred rent receivable	11,790	7,744
Prepaid assets	2,143	1,387
Earnest money deposits	517	450
Fair value of interest rate swaps	16,426	14,442
Deferred offering costs	1,641	1,031
Deferred financing costs, net	1,200	2,724
Right-of-use asset	3,484	3,866
Leasehold improvements and other corporate assets, net	1,425	1,723
Interest receivable	3,034	1,397
Other assets, net	6,758	4,499
	$58,227	$49,337

Accounts payable, accrued expenses, and other liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Accrued expenses	$4,961	$8,826
Accrued bonus	1,271	2,575
Prepaid rent	5,655	3,896
Operating lease liability	4,646	5,104
Accrued interest	3,476	2,921
Deferred rent	4,738	3,257
Accounts payable	3,053	4,691
Fair value of interest rate swaps	—	3,073
Other liabilities	1,864	2,155
	$29,664	$36,498

Note 9 – Shareholders’ Equity

ATM Programs

On September 1, 2021, the Company entered into a $250.0 million at-the-market equity program (the “2021 ATM Program”). On September 14, 2023, the Company entered into a forward sale agreement with respect to 7,500,000 shares of its common stock under the 2021 ATM Program. As of September 30, 2024, the Company had fully settled the forward sale agreement.

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective October 24, 2023, in connection with the establishment of the new at-the-market offering program, the 2021 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2021 ATM Program.

During 2024, the Company entered into forward sale agreements with respect to an aggregate 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted average price of $17.67 per share. As of December 31, 2024, 1,743,100 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

On August 12, 2024, the Company entered into a $300.0 million at-the-market equity program (the “2024 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective August 12, 2024, in connection with the establishment of the new at-the-market offering program, the 2023 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2023 ATM Program. As context requires, the 2024 ATM Program, the 2023 ATM Program, and the 2021 ATM Program are referred herein as the “ATM Programs.”

During 2024, the Company entered into forward sale agreements with respect to an aggregate 152,547 shares of its common stock under the 2024 ATM Program at a weighted average price of $17.13 per share. As of December 31, 2024, 152,547 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

The following table presents information about the ATM Programs (in thousands):

			Maximum Sales Authorization	Gross Settlements through December 31, 2024 (1)
Program Name	Date Established	Date Terminated
2021 ATM Program	September 2021	October 2023	$250,000	$249,122
2023 ATM Program (2)	October 2023	August 2024	$300,000	$77,323
2024 ATM Program (3)	August 2024	—	$300,000	$—
(1) Represents shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) As of December 31, 2024, 1,743,100 shares remain unsettled under the forward sale agreements at the available net settlement price of $17.50.
(3) As of December 31, 2024, 152,547 shares remain unsettled under the forward sale agreements at the available net settlement price of $16.93.

The following table details information related to activity under the ATM Programs for each period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Shares of common stock issued (1)	5,983,711	7,662,341	276,060
Weighted average price per share	$16.50	$17.22	$21.02
Gross proceeds	$98,731	$131,911	$5,802
Sales commissions and offering costs	$1,070	$1,638	$269
Net proceeds (2)	$97,661	$130,274	$5,533
(1) Included in the years ended December 31, 2024 and 2023, were 5,983,711 and 1,516,289 shares of common stock that were physically settled at a price of $16.50 and $16.49 per share under the forward sale agreement with respect to the 2021 ATM Program.
(2) The net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Class A OP Units.

As of December 31, 2024, $300.0 million of remaining gross proceeds are available for future issuances of shares of common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements.

January 2024 Follow-On Offering

In January 2024, the Company completed a registered public offering of 11,040,000 shares of its common stock at a public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. On September 26, 2024, the Company partially physically settled 2,200,000 shares of common stock at a price of $17.22 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $37.8 million, net of underwriting discounts and offering costs of $1.8 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 2,200,000 Class A OP Units. As of December 31, 2024, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements.

August 2022 Follow-On Offering

In August 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $20.20 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. As of June 30, 2023, the Company had fully physically settled the forward sale agreements (by the delivery of shares of common stock).

January 2022 Follow-On Offering

In January 2022, the Company completed a registered public offering of 10,350,000 shares of its common stock at a public offering price of $22.25 per share. In connection with the offering, the Company entered into forward sale agreements for 10,350,000 shares of its common stock. As of September 30, 2022, the Company had fully physically settled the forward sale agreements (by the delivery of shares of common stock).

Surrendered Shares on Vested Stock Unit Awards

During the years presented, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the years ended December 31, 2024, 2023, and 2022, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 90 thousand, 37 thousand, and 75 thousand RSUs, respectively, valued at approximately $1.5 million, $0.7 million, and $1.5 million, respectively, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the consolidated statements of cash flows and consolidated statements of changes in equity.

Dividends

During the year ended December 31, 2024, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024
April 23, 2024	0.205	June 3, 2024	15,042	June 14, 2024
July 23, 2024	0.210	September 3, 2024	16,251	September 13, 2024
October 18, 2024	0.210	December 2, 2024	17,133	December 13, 2024
	$0.830		$63,457

During the year ended December 31, 2023, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2023
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2023	$0.200	March 15, 2023	$11,650	March 30, 2023
April 25, 2023	0.200	June 1, 2023	12,173	June 15, 2023
July 24, 2023	0.205	September 1, 2023	13,768	September 15, 2023
October 24, 2023	0.205	December 1, 2023	14,084	December 15, 2023
	$0.810		$51,675

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date. Accordingly, during both of the years ended December 31, 2024 and 2023, the Operating Partnership paid distributions of $0.4 million to holders of OP Units.

For federal income tax purposes, distributions to stockholders are characterized as ordinary income dividends, capital gain distributions, or non-dividend distributions. Non-dividend distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Company’s common stock distributions paid per share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Ordinary income dividends	$0.7680	$0.7488	$0.6768
Non-dividend distributions	0.0620	0.0502	0.0856
Capital gain distributions	0.0000	0.0110	0.0376
Total	$0.8300	$0.8100	$0.8000

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2024 and 2023, noncontrolling interests represented 0.5% and 0.7%, respectively, of OP Units. During the years ended December 31, 2024 and 2023, OP Unit holders redeemed 54,342 and 34,169 OP units, respectively, into shares of common stock on a one-for-one basis.

Note 10 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 2,094,976 shares of common stock are reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related or cash-based awards, including performance-based awards, to employees, directors, and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of December 31, 2024, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income was $5.7 million for the year ended 2024, and $4.8 million for the years ended 2023 and 2022. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Performance-Based RSUs (effectiveness of Initial Public Offering)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a resale registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company’s initial public offering in August 2020, the performance condition was satisfied, and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants are specific to the individual grant and were fully vested as of December 31, 2024.

The following table summarizes performance-based RSU activity for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding, beginning of year	30,379	$19.75	61,391	$19.75	157,380	$19.75
Vested during the period	(30,379)	19.75	(31,012)	19.75	(95,989)	19.75
Unvested RSU grants outstanding, end of year	—	$—	30,379	$19.75	61,391	$19.75

For the years ended 2024, 2023, and 2022, the Company recognized $0.1 million, $0.3 million, and $0.9 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of December 31, 2024, there was no remaining unamortized stock-based compensation expense. As of December 31, 2023, the remaining unamortized stock-based compensation expense totaled less than $0.1 million. These units are subject to graded vesting and stock-based compensation expense is recognized ratably over the requisite service period for each vesting tranche in the award.

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

The following table summarizes service-based RSU activity for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding, beginning of year	298,108	$19.79	247,079	$19.86	295,207	$17.84
Granted during the period	210,733	17.17	161,757	19.79	148,913	22.09
Forfeited during the period	(12,138)	18.67	(2,213)	20.18	(58,922)	19.29
Vested during the period	(169,716)	19.58	(108,515)	19.93	(138,119)	18.20
Unvested RSU grants outstanding, end of year	326,987	$18.25	298,108	$19.79	247,079	$19.86

For the year ended December 31, 2024, the Company recognized $3.3 million in stock-based compensation expense associated with service-based RSUs. For the years ended December 31, 2023 and 2022, the Company recognized $2.8 million in stock-based compensation expense associated with service-based RSUs. As of December 31, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled $3.3 million and $3.4 million, respectively, and as of December 31, 2024, these awards are expected to be recognized over a remaining weighted average period of 1.9 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through February 28, 2025, February 28, 2026, and December 31, 2026. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 24.9% and expected volatility of the Company’s peers, ranging from 19.9% to 49.4%, with an average volatility of 27.1% and a risk-free interest rate of 4.41%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $18.03 and the target absolute TSR was $14.56 for a weighted average grant date fair value of $15.77 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is three years.

The following table summarizes market-based RSU activity for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding, beginning of year	258,558	$20.38	177,350	$19.83	134,467	$17.77
Granted during the period	169,002	16.05	81,751	21.57	106,645	22.38
Forfeited during the period	(90,458)	17.55	(543)	19.36	(63,762)	19.76
Vested during the period	(46,660)	20.36	—	—	—	—
Unvested RSU grants outstanding, end of year	290,442	$18.75	258,558	$20.38	177,350	$19.83

For the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.9 million, $1.7 million, and $0.9 million, respectively, in stock-based compensation expense associated with market-based RSUs. As of December 31, 2024 and December 31, 2023, the remaining unamortized stock-based compensation expense totaled $2.4 million and $2.1 million, respectively, and as of December 31, 2024, these awards are expected to be recognized over a remaining weighted average period of 1.8 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2024 under the Program was approximately $1.2 million as of December 31, 2024. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $0.3 million, $0.1 million, and $0.1 million, respectively, in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per common share for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net (loss) income	$(12,000)	$6,890	$8,205
Net loss (income) attributable to noncontrolling interest	63	(53)	(88)
Net (loss) income attributable to common shares, basic	(11,937)	6,837	8,117
Net (loss) income attributable to noncontrolling interest	(63)	53	88
Net (loss) income attributable to common shares, diluted	$(12,000)	$6,890	$8,205

Denominator:
Weighted average common shares outstanding, basic	76,517,767	63,922,973	49,517,977
Effect of dilutive shares for diluted net income per common share:
OP Units	—	501,751	526,859
Unvested RSUs	—	165,420	248,602
Unsettled shares under open forward equity contracts	—	75,295	138,384
Weighted average common shares outstanding, diluted	76,517,767	64,665,439	50,431,822

Net (loss) income available to common stockholders per common share, basic	$(0.16)	$0.11	$0.16
Net (loss) income available to common stockholders per common share, diluted	$(0.16)	$0.11	$0.16

For the year ended December 31, 2024, diluted net loss per common share does not assume the conversion of 444,435 OP Units, 123,992 unvested RSUs, or 233,606 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of December 31, 2024 and 2023, there were 424,956 and 479,298 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of December 31, 2024, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, which is expected to be funded within the next two years. Additionally, as of December 31, 2024, the Company had commitments to fund properties under development totaling $7.3 million, which is expected to be funded over the next 12 months. The Company also had commitments to extend funds under mortgage loans receivable of $9.5 million as of December 31, 2024, which is expected to occur over the next 12 months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 7.6 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of December 31, 2024, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to December 31, 2024 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On February 21, 2025, the Company’s Board of Directors declared a cash dividend of $0.21 per share for the first quarter of 2025. The dividend will be paid on March 31, 2025 to stockholders of record on March 14, 2025.

Revolver Activity

The Company borrowed $5.0 million, net of repayments, under the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

January 2025 Debt Transactions

On January 15, 2025, the Company amended its existing PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement. The PNC Credit Agreement was amended and restated and provides for: a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”); the existing $200.0 million 2028 Term Loan; and an upsized $500.0 million Revolver (increased from $400 million under the existing PNC Credit Agreement). The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and the Company has hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the $175.0 million 2027 Term Loan from January 2027 to January 2029 with an option, at the Company’s election, to extend the maturity to January 2030. Among other changes, each of the PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement were also amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets.

The interest rates under each of the amended PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement are determined by the Company’s Investment Grade Rating status and consolidated total leverage ratio. Prior to the date the Company obtains an Investment Grade Rating, interest rates are based solely on the Company’s consolidated total leverage ratio, and are determined by (A) in the case of the 2028 Term Loan, the 2030 Term Loan A, and the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating and its consolidated total leverage ratio, and are determined by (A) in the case of the 2028 Term Loan, the 2030 Term Loan A, and the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 0.725% to 1.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio.

Each of the amended PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement contain customary representations and warranties, which include customary materiality, material adverse effect, and knowledge qualifiers. Each of the amended PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement contain customary affirmative and negative covenants, including, among other requirements, negative covenants that restrict the Company’s and its subsidiaries’ ability to create liens, and that restrict the Company’s subsidiaries’ ability to incur certain indebtedness. Further, each of the amended PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement contain a number of financial covenants, including, among others, the maintenance of a maximum leverage ratio, a fixed charge coverage ratio, a secured leverage ratio and a minimum tangible net worth.

Each of the amended PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events with respect to the Company and certain of its subsidiaries, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, the lenders under each such credit agreement may accelerate the obligations under the applicable credit agreement; however, under each credit agreement, acceleration will be automatic in the case of bankruptcy and insolvency events of default involving the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Directors and Management,” “Corporate Governance” and, if required, “Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Our written code of business conduct and ethics, the Code of Business Conduct and Ethics, applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our corporate website at https://www.netstreit.com/ in the Investor Relations section under “Governance – Corporate Policies and Governance Documents.” We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay Ratio,” “Corporate Governance - Director Compensation,” “Corporate Governance - Other Board Information - Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item will be included in the section entitled “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	617,429	$—	737,897
Equity compensation plans not approved by security holders	—	—	—
Total	617,429	$—	737,897
(1) Relates to restricted stock units (“RSUs”) available for issuance under our 2019 Omnibus Incentive Compensation Plan.
(2) Includes 617,429 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our 2019 Omnibus Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance - Independence of Directors” of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.

The information required by this item will be included in the section entitled “Fees of Independent Accountants” of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

15(a)(1)	The following documents are filed as a part of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to the Consolidated Financial Statements
15(a)(2)	The following is a list of the financial statement schedules required by Item 8:
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate
15(a)(3)	Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

4.1	Description of NETSTREIT Corp.’s Securities. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-23991) filed on July 17, 2020.

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

10.3†
Amended and Restated Employment Agreement, dated February 22, 2022, between NETSTREIT Management, LLC and Mark Manheimer (incorporated by reference to Exhibit 10.6 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.4†
Employment Agreement, dated March 24, 2023, between NETSTREIT Management, LLC and Daniel P. Donlan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023).

10.5†
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

10.7†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Post-Initial Public Offering Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.8†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.9†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.10†
Form of 2021 Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.11†
Form of Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.12†
NETSTREIT Corp. Alignment of Interest Program under the 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.13†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (Alignment of Interest Program) Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.14
Tax Protection Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P., Hillview Way, LLC and Mayfield Road Group, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on August 5, 2020).

10.15#
Amended and Restated Credit Agreement, dated January 15, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2025).

10.16#
Second Amended and Restated Credit Agreement, dated January 15, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K with the SEC on January 17, 2025).

10.17#
As-Amended Term Loan Agreement, dated June 3, 2023, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (reflecting the amendments set forth in the First Amendment to the Term Loan Agreement, dated January 15, 2025) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K with the SEC on January 17, 2025).

19	Insider Trading Policy.

21.1	List of Subsidiaries of NETSTREIT Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

23.1*	Consent of KPMG LLP.

24.1*	Power of Attorney (included on Signature Page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*, ***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*, ***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97†	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the report.
***	Furnished, not filed.
†	Management contract or compensatory plan or arrangement.
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

NETSTREIT Corp.

Signature and Title	Date

/s/ MARK MANHEIMER	Date: February 24, 2025
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Mark Manheimer and Daniel Donlan, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK MANHEIMER	Date: February 24, 2025
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ DANIEL DONLAN	Date: February 24, 2025
Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ SOFIA CHERNYLO	Date: February 24, 2025
Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ LORI WITTMAN	Date: February 24, 2025
Lori Wittman
Chair of the Board of Directors

/s/ MATTHEW TROXELL	Date: February 24, 2025
Matthew Troxell
Director

/s/ TODD MINNIS	Date: February 24, 2025
Todd Minnis
Director

/s/ ROBIN ZEIGLER	Date: February 24, 2025
Robin Zeigler
Director

/s/ HEIDI EVERETT	Date: February 24, 2025
Heidi Everett
Director

/s/ MICHAEL CHRISTODOLOU	Date: February 24, 2025
Michael Christodolou
Director

NETSTREIT Corp.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2024(2), (3)
State	Number of Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Year of Construction			Year Acquired(5)			Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Alabama	48	$—	$24,347	$73,869	$(115)	$(620)	$24,232	$73,249	$97,481	$(5,946)	1968	–	2024	2019	–	2024	2	to	35	Years
Arizona	4	—	4,848	15,518	(619)	(931)	4,229	14,587	18,816	(1,237)	1979	–	2022	2021	–	2024	5	to	35	Years
Arkansas	10	—	7,065	12,812	—	2,477	7,065	15,289	22,354	(1,721)	1962	–	2024	2019	–	2024	8	to	35	Years
California	7	—	9,437	28,722	—	269	9,437	28,991	38,428	(3,893)	1968	–	2009	2020	–	2024	3	to	35	Years
Colorado	3	—	1,097	3,698	—	225	1,097	3,923	5,020	(582)	1978	–	2024	2019	–	2024	10	to	35	Years
Connecticut	2	—	1,978	3,407	—	—	1,978	3,407	5,385	(483)	1972	–	2012	2021	–	2021	6	to	35	Years
Florida	21	—	15,694	39,090	—	43	15,694	39,133	54,827	(4,275)	1948	–	2023	2019	–	2024	5	to	35	Years
Georgia	34	—	35,673	101,322	—	(136)	35,673	101,186	136,859	(10,098)	1968	–	2024	2019	–	2024	0	to	35	Years
Idaho	1	—	177	856	—	—	177	856	1,033	(204)	2007	–	2007	2019	–	2019	6	to	26	Years
Illinois	43	—	73,364	139,328	(169)	393	73,195	139,721	212,916	(12,853)	1944	–	2024	2020	–	2024	0	to	35	Years
Indiana	20	—	21,839	54,944	—	233	21,839	55,177	77,016	(6,730)	1961	–	2021	2019	–	2024	3	to	35	Years
Iowa	13	—	3,543	18,398	—	562	3,543	18,960	22,503	(2,442)	1975	–	2024	2019	–	2024	3	to	35	Years
Kansas	4	—	2,183	10,055	—	35	2,183	10,090	12,273	(1,169)	1973	–	2014	2019	–	2023	4	to	33	Years
Kentucky	5	—	12,014	9,542	(358)	(1,102)	11,656	8,440	20,096	(523)	1985	–	2024	2020	–	2024	0	to	35	Years
Louisiana	16	8,205	21,935	47,919	—	199	21,935	48,118	70,053	(4,973)	1986	–	2024	2020	–	2024	6	to	35	Years
Maryland	4	—	3,012	8,504	(317)	(935)	2,695	7,569	10,264	(741)	1945	–	2016	2020	–	2021	5	to	35	Years
Massachusetts	4	—	8,509	2,158	(396)	(364)	8,113	1,794	9,907	(197)	2002	–	2013	2020	–	2023	0	to	35	Years
Michigan	15	—	11,545	41,763	(30)	(27)	11,515	41,736	53,251	(4,235)	1956	–	2024	2019	–	2024	4	to	35	Years
Minnesota	8	—	4,329	19,056	(504)	(1,743)	3,825	17,313	21,138	(1,086)	1981	–	2024	2019	–	2024	4	to	35	Years
Mississippi	16	—	13,057	35,189	—	459	13,057	35,648	48,705	(6,565)	1978	–	2023	2019	–	2023	6	to	35	Years
Missouri	7	—	2,313	10,232	—	16	2,313	10,248	12,561	(601)	1971	–	2024	2019	–	2024	5	to	35	Years
Montana	2	—	3,056	14,112	—	—	3,056	14,112	17,168	(497)	2007	–	2024	2023	–	2023	5	to	35	Years
Nebraska	2	—	1,896	7,200	—	260	1,896	7,460	9,356	(1,073)	1990	–	2010	2021	–	2022	7	to	35	Years
Nevada	5	—	5,286	11,798	—	55	5,286	11,853	17,139	(1,582)	1980	–	2014	2022	–	2022	5	to	35	Years
New Hampshire	4	—	676	2,635	—	55	676	2,690	3,366	(481)	1970	–	2016	2020	–	2023	5	to	35	Years
New Jersey	6	—	6,929	18,391	(591)	(1,034)	6,338	17,357	23,695	(935)	1920	–	2016	2019	–	2024	5	to	35	Years
New Mexico	8	—	4,281	11,888	—	211	4,281	12,099	16,380	(770)	2000	–	2024	2021	–	2024	3	to	35	Years
New York	36	—	43,447	116,738	(506)	(554)	42,941	116,184	159,125	(10,799)	1896	–	2024	2020	–	2024	3	to	35	Years
North Carolina	21	—	14,631	32,617	(493)	(772)	14,138	31,845	45,983	(4,067)	1956	–	2024	2019	–	2024	0	to	35	Years
North Dakota	5	—	3,309	9,181	—	—	3,309	9,181	12,490	(633)	2009	–	2024	2020	–	2024	9	to	35	Years
Ohio	40	—	18,307	61,636	(29)	612	18,278	62,248	80,526	(8,865)	1922	–	2024	2019	–	2024	3	to	35	Years
Oklahoma	10	—	5,120	10,401	—	171	5,120	10,572	15,692	(1,019)	1998	–	2024	2019	–	2024	0	to	35	Years
Oregon	2	—	3,991	—	—	—	3,991	—	3,991	—	2000	–	2003	2023	–	2023	0	to	0	Years
Pennsylvania	29	—	20,318	58,365	(598)	(120)	19,720	58,245	77,965	(5,907)	1916	–	2024	2019	–	2024	0	to	35	Years
South Carolina	10	—	4,798	18,795	—	399	4,798	19,194	23,992	(2,003)	1967	–	2023	2019	–	2024	5	to	35	Years
South Dakota	1	—	848	4,083	—	—	848	4,083	4,931	(421)	2022	–	2022	2021	–	2021	12	to	35	Years
Tennessee	6	—	8,818	9,790	(90)	(474)	8,728	9,316	18,044	(1,866)	1963	–	2024	2019	–	2024	7	to	35	Years
Texas	65	—	90,386	162,362	—	187	90,386	162,549	252,935	(12,719)	1962	–	2024	2019	–	2024	4	to	35	Years
Utah	1	—	519	2,609	—	—	519	2,609	3,128	(493)	2015	–	2015	2019	–	2019	10	to	32	Years
Vermont	10	—	1,473	6,181	(84)	230	1,389	6,411	7,800	(1,106)	1890	–	1999	2020	–	2022	4	to	31	Years
Virginia	10	—	27,989	42,637	—	538	27,989	43,175	71,164	(5,151)	1978	–	2024	2019	–	2024	3	to	35	Years
Washington	5	—	6,357	16,446	—	44	6,357	16,490	22,847	(2,364)	1978	–	2023	2020	–	2023	5	to	35	Years
West Virginia	4	—	1,384	4,402	—	157	1,384	4,559	5,943	(757)	1996	–	2017	2019	–	2022	4	to	26	Years
Wisconsin	21	—	25,343	103,965	(950)	(1,239)	24,393	102,726	127,119	(9,360)	1970	–	2022	2019	–	2023	5	to	35	Years
	588	$8,205	$577,121	$1,402,614	$(5,849)	$(2,221)	$571,272	$1,400,393	$1,971,665	$(143,422)

(1) Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate.
(2) The aggregate cost for federal income tax purposes is $2.1 billion (unaudited).
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

The following is a reconciliation of carrying value for land and building and improvements for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$1,610,705	$1,308,230	$926,392
Additions
Acquisitions	443,481	306,564	398,177
Improvements	4,565	4,098	2,383
Property under development completed and placed in service	50,541	64,711	22,510
Reclasses to held for investment	23,980	—	—
Deductions
Reclasses to held for sale	(133,088)	(66,762)	(37,880)
Provisions for impairment	(26,797)	(3,509)	(1,067)
Involuntary conversion of assets and other adjustments	(1,722)	—	—
Dispositions	—	(2,627)	(2,285)
Balance, end of year	$1,971,665	$1,610,705	$1,308,230

The following is a reconciliation of accumulated depreciation for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$101,210	$62,526	$30,669
Additions
Depreciation expense	54,739	44,104	33,584
Deductions
Reclasses to held for sale	(7,011)	(5,154)	(1,610)
Provisions for impairment	(5,323)	(63)	—
Involuntary conversion of assets and other adjustments	(193)	—	—
Dispositions	—	(203)	(117)
Balance, end of year	$143,422	$101,210	$62,526

See report of independent registered public accounting firm.

NETSTREIT Corp.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2024
(Dollars in thousands)
Description and Industry	Number of Secured Properties	State	Interest Rate	Final Maturity Date	Periodic Payment Terms (1)	Final Payment Terms	Prior Liens	Outstanding Face Amount of Mortgages	Carrying Amount of Mortgages	Principal amount of loans subject to delinquent principal or interest
Fully collateralized mortgage loans:										None
Home Improvement	1	Oregon	7.50%	1/8/2025	I/O	Balloon of $43.6 million	None	$43,612	$43,606	None
Convenience Stores	46	North Carolina	9.55%	3/10/2026	I/O	Balloon of $41.9 million	None	41,940	41,940	None
Convenience Stores	3	North Carolina	6.89%	4/10/2026	I/O	Balloon of $4.1 million	None	4,132	4,067	None
Dollar Stores	6	Mississippi and Ohio	7.98%	6/10/2025	I/O	Balloon of $8.4 million	None	8,408	8,408	None
Discount Retail	1	Wisconsin	7.00%	1/31/2026	None (2)	Interest + Balloon of $0.8 million	None	825	825	None
Dollar Stores	7	Florida	10.25%	6/18/2025	I/O	Balloon of $11.7 million	None	11,658	11,657	None
Quick-Service Restaurant	1	Kentucky	10.25%	6/22/2025	I/O	Balloon of $1.3 million	None	1,296	1,296	None
Quick-Service Restaurant	1	Florida	10.25%	4/26/2025	I/O	Balloon of $2.1 million	None	2,095	2,095	None
Automotive Service	1	Florida	10.25%	5/15/2025	I/O	Balloon of $1.9 million	None	1,894	1,894	None
Quick-Service Restaurant	1	Alabama	10.25%	7/26/2025	I/O	Balloon of $2.0 million	None	2,029	2,029	None
Automotive Service	1	Tennessee	10.25%	8/27/2025	I/O	Balloon of $1.5 million	None	1,539	1,539	None
Drug Stores & Pharmacies	1	Alabama	7.25%	7/17/2027	P+I	Balloon of $4.1 million	None	4,076	4,076	None
Drug Stores & Pharmacies	1	New Mexico	7.25%	7/17/2027	P+I	Balloon of $5.2 million	None	5,221	5,221	None
Dollar Stores	1	Rhode Island	13.09%	1/17/2025	I/O	Balloon of $1.3 million	None	1,299	1,297	None
Dollar Stores	1	Pennsylvania	7.25%	9/19/2027	P+I	Balloon of $1.4 million	None	1,434	1,434	None
Drug Stores & Pharmacies	1	Texas	7.00%	9/30/2029	I/O	Balloon of $0.6 million	None	636	636	None
Convenience Stores	1	California	6.50%	12/23/2029	I/O	Balloon of $3.3 million	None	3,284	3,284	None
Convenience Stores	1	California	6.50%	12/23/2029	I/O	Balloon of $4.1 million	None	4,105	4,105	None
								$139,483	$139,409
(1) I/O: Interest Only; P+I: Principal and Interest.
(2) Payments of both interest and principal are due at maturity.

The following shows changes in carrying amounts of mortgage loans receivable, net during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$114,472	$46,378	$—
Additions:
New mortgage loans receivable	29,722	72,399	46,316
Other: Increase in mortgage loans receivable in exchange for disposition of real estate	20,101	1,970	—
Other: Increase in existing mortgage loans receivable in exchange for settlement of existing mortgage loan	—	1,327	—
Capitalized loan origination costs and fees	(45)	145	150
Discount on new mortgage loan receivable	(334)	(155)	—
Amortization of discount	302	39	—
Deductions:
Collections of principal	(24,870)	(1,482)	—
Other: Mortgage loans receivable settled in exchange for acquisition of real estate	—	(4,673)	—
Other: Mortgage loans receivable settled in refinancing of existing mortgage loans receivable	—	(1,327)	—
Amortization of loan origination costs and fees	61	(149)	(88)
Balance, end of year	$139,409	$114,472	$46,378

See report of independent registered public accounting firm.