Form 10-Q
period 2025-03-31
NETSTREIT Corp.
filed 2025-04-28
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 24, 2025 was 81,706,094.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Real estate, at cost:
Land	$573,897	$571,272
Buildings and improvements	1,403,254	1,400,393
Total real estate, at cost	1,977,151	1,971,665
Less accumulated depreciation	(153,089)	(143,422)
Property under development	3,109	6,118
Real estate held for investment, net	1,827,171	1,834,361
Assets held for sale	79,838	48,637
Mortgage loans receivable, net	145,142	139,409
Cash, cash equivalents, and restricted cash	14,205	14,320
Lease intangible assets, net	158,584	164,392
Other assets, net	60,338	58,227
Total assets	$2,285,278	$2,259,346
Liabilities and equity
Liabilities:
Term loans, net	$795,534	$622,608
Revolving credit facility	114,500	239,000
Mortgage note payable, net	7,842	7,853
Lease intangible liabilities, net	19,471	20,177
Liabilities related to assets held for sale	1,924	1,912
Accounts payable, accrued expenses, and other liabilities	32,482	29,664
Total liabilities	971,753	921,214
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 81,698,909 and 81,602,232 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	817	816
Additional paid-in capital	1,508,809	1,507,995
Distributions in excess of retained earnings	(203,524)	(188,046)
Accumulated other comprehensive income	393	10,206
Total stockholders’ equity	1,306,495	1,330,971
Noncontrolling interests	7,030	7,161
Total equity	1,313,525	1,338,132
Total liabilities and equity	$2,285,278	$2,259,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$42,590	$35,189
Interest income on loans receivable	3,075	2,484
Other revenue	245	—
Total revenues	45,910	37,673
Operating expenses
Property	4,803	4,102
General and administrative	5,169	5,707
Depreciation and amortization	20,923	17,541
Provisions for impairment	3,616	3,662
Transaction costs	47	129
Total operating expenses	34,558	31,141
Other (expense) income
Interest expense, net	(11,460)	(6,180)
Gain on sales of real estate, net	2,075	997
Loss on debt extinguishment	(46)	—
Other expense, net	(205)	(280)
Total other expense, net	(9,636)	(5,463)
Net income before income taxes	1,716	1,069
Income tax expense	(16)	(17)
Net income	1,700	1,052
Net income attributable to noncontrolling interests	9	7
Net income attributable to common stockholders	$1,691	$1,045
Amounts available to common stockholders per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average common shares:
Basic	81,644,492	73,248,804
Diluted	82,132,524	74,565,790
Other comprehensive (loss) income:
Net income	$1,700	$1,052
Change in value on derivatives, net	(9,864)	9,128
Total comprehensive (loss) income	$(8,164)	$10,180
Comprehensive (loss) income attributable to noncontrolling interests	(42)	58
Comprehensive (loss) income attributable to common stockholders	$(8,122)	$10,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	81,602,232	$816	$1,507,995	$(188,046)	$10,206	$1,330,971	$7,161	$1,338,132
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,157)	—	(17,157)	(89)	(17,246)
Dividends declared on restricted stock, net	—	—	—	(181)	—	(181)	—	(181)
Vesting of restricted stock units	136,338	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(39,661)	—	(573)	—	—	(573)	—	(573)
Stock-based compensation, net	—	—	1,388	169	—	1,557	—	1,557
Other comprehensive loss	—	—	—	—	(9,813)	(9,813)	(51)	(9,864)
Net income	—	—	—	1,691	—	1,691	9	1,700
Balance at March 31, 2025	81,698,909	$817	$1,508,809	$(203,524)	$393	$1,306,495	$7,030	$1,313,525

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	73,207,080	$732	$1,367,505	$(112,276)	$8,943	$1,264,904	$8,528	$1,273,432
OP Units converted to common stock	7,119	—	126	—	—	126	(126)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(15,031)	—	(15,031)	(98)	(15,129)
Dividends declared on restricted stock, net	—	—	—	(143)	—	(143)	—	(143)
Vesting of restricted stock units	176,197	2	(2)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(61,985)	(1)	(1,068)	—	—	(1,069)	—	(1,069)
Stock-based compensation, net	—	—	1,751	135	—	1,886	—	1,886
Other comprehensive income	—	—	—	—	9,077	9,077	51	9,128
Net income	—	—	—	1,045	—	1,045	7	1,052
Balance at March 31, 2024	73,328,411	$733	$1,368,312	$(126,270)	$18,020	$1,260,795	$8,362	$1,269,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$1,700	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,923	17,541
Amortization of deferred financing costs	664	558
Amortization of above/below-market assumed debt	29	29
Noncash revenue adjustments	(1,028)	(583)
Amortization of deferred losses (gains) on interest rate swaps	705	(979)
Stock-based compensation expense	1,388	1,751
Gain on sales of real estate, net	(2,075)	(997)
Provisions for impairment	3,616	3,662
Loss on debt extinguishment	46	—
Loss on involuntary conversion of buildings and improvements	—	414
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(3,770)	(4,015)
Accounts payable, accrued expenses, and other liabilities	92	(6,782)
Lease incentive payments	(199)	—
Net cash provided by operating activities	22,091	11,651
Cash flows from investing activities
Acquisitions of real estate	(77,468)	(95,153)
Real estate development and improvements	(2,810)	(12,281)
Investment in mortgage loans receivable	(10,462)	(10,191)
Principal collections on mortgage loans receivable	4,755	7
Earnest money deposits	(875)	(42)
Purchase of computer equipment and other corporate assets	(11)	(8)
Proceeds from sale of real estate	38,563	20,466
Net cash used in investing activities	(48,308)	(97,202)
Cash flows from financing activities
Payment of common stock dividends	(17,157)	(15,031)
Payment of OP unit distributions	(89)	(98)
Payment of restricted stock dividends	(199)	(384)
Principal payments on mortgages payable	(41)	(39)
Proceeds under revolving credit facilities	89,500	82,000
Repayments under revolving credit facilities	(214,000)	(87,000)
Proceeds from term loans	218,675	100,000
Principal payments on term loans	(43,675)	—
Repurchase of common stock for tax withholding obligations	(573)	(1,069)
Deferred offering costs	(60)	(423)
Deferred financing costs	(6,279)	—
Net cash provided by financing activities	26,102	77,956
Net change in cash, cash equivalents, and restricted cash	(115)	(7,595)
Cash, cash equivalents, and restricted cash at beginning of the period	14,320	29,929
Cash, cash equivalents, and restricted cash at end of the period	$14,205	$22,334

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,005	$6,536
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock, net	$12	$7
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$24	$107
Cash flow hedge change in fair value	$(10,569)	$10,107
Accrued capital expenditures and real estate development and improvement costs	$600	$1,110

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
The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant retail commercial properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of March 31, 2025, the Company owned or had investments in 695 properties located in 45 states, excluding four property developments where rent has not yet commenced.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2024, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the full year.

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

The following table summarizes the provision for impairment during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Total provision for impairment	$3,616	$3,662
Number of properties: (1)
Classified as held for sale	11	4
Disposed within the period	1	2
Classified as held for investment	1	—
(1) Includes the number of properties that were either (i) impaired during the period on the held for sale classification date and remained as held for sale as of period-end, (ii) impaired and disposed of during the respective period, or (iii) impaired during the period and remained as held for investment at period-end. Excludes properties that did not have impairment recorded during the period. Of the total provision for impairment during the three months ended March 31, 2025, the Company recorded $0.3 million of impairment expense on one property held for investment.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $10.8 million of restricted cash as of March 31, 2025, and $7.9 million of restricted cash as of December 31, 2024.

The Company’s bank balances as of March 31, 2025 and December 31, 2024 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of March 31, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets and accounts payable, accrued expenses, and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of March 31, 2025:

•Borrowings under the Company’s Revolver (as defined in “Note 6 – Debt”) approximate fair value based on their nature, terms, and variable interest rates.
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

Provisions for impairment recognized during the three months ended March 31, 2025 primarily related to assets held for sale where impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. As of March 31, 2025, there were 10 properties held for investment accounted for at fair value. These 10 properties were accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with a total adjusted carrying value of $24.5 million. As of December 31, 2024, there were 11 properties held for investment accounted for at fair value. These 11 properties were accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with a total adjusted carrying value of $27.1 million. The Company estimated the fair values as of March 31, 2025 and December 31, 2024 using capitalization rates ranging from 6.5% to 12.1%, which it believes is reasonable based on current market rates.

The following table discloses estimated fair value information for the Company’s 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, and 2030 Term Loan B (each as defined in “Note 6 – Debt”) which is derived based primarily on unobservable market inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2028 Term Loan	$199,307	$200,737	$199,246	$200,858
2029 Term Loan	$249,014	$250,428	$248,853	$250,526
2030 Term Loan A	$173,520	$175,830	$174,509	$175,245
2030 Term Loan B	$173,693	$175,841	$—	$—
(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.

Concentrations of Credit Risk

During the three months ended March 31, 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues. During the three months ended March 31, 2024, one tenant, Dollar General, accounted for 10.4% of total revenues.

Other financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash held at various financial institutions, access to the Company’s credit facilities, and amounts due or payable under derivative contracts. These credit risk exposures are spread among a diversified group of investment grade financial institutions.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report information about operating segments. The Company is an internally managed real estate company that acquires, owns, invests in, and manages a diversified portfolio of single-tenant retail commercial properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company primarily engages in leasing activities that generate revenues and incur operating expenses in addition to investing in property developments and mortgage loans secured by real estate. The Company aggregates these investments for reporting purposes and operates in one reportable segment.

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net income, as reported on the condensed consolidated statements of operations and comprehensive (loss) income to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), capitalization rate, tenant credit quality, industry type, and geographic location.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company continues to evaluate the potential impact of the guidance and potential additional disclosures required.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages commercial single-tenant lease properties, with the majority being long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of March 31, 2025, exclusive of mortgage loans receivable, the Company’s weighted average remaining lease term was 9.7 years.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental revenue
Fixed lease income (1)	$39,092	$31,865
Variable lease income (2)	3,428	3,228
Other rental revenue:
Above/below market lease amortization, net	262	287
Lease incentives	(192)	(191)
Rental revenue (including reimbursable)	$42,590	$35,189
(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and reserves for uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the three months ended March 31, 2025 and 2024.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of March 31, 2025 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2025	$112,896
2026	150,228
2027	147,429
2028	141,783
2029	132,812
Thereafter	857,208
Total	$1,542,356

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of March 31, 2025, the Company had investments in 695 properties, excluding four property developments where rent has yet to commence. The gross real estate investment portfolio, including properties under development, totaled approximately $2.2 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Texas and Illinois representing 12.5% and 10.7%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

Acquisitions

During the three months ended March 31, 2025, the Company acquired 18 properties for a total purchase price of $77.5 million, inclusive of $0.9 million of capitalized acquisition costs.

During the three months ended March 31, 2024, the Company acquired 28 properties for a total purchase price of $95.2 million, inclusive of $1.2 million of capitalized acquisition costs.

The acquisitions were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Land	$21,274	$16,608
Buildings	45,576	59,379
Site improvements	3,835	6,428
Tenant improvements	525	1,445
In-place lease intangible assets	6,264	11,293
	77,474	95,153
Liabilities assumed
Accounts payable, accrued expenses, and other liabilities	(6)	—
Purchase price (including acquisition costs)	$77,468	$95,153

Development

As of March 31, 2025, the Company had three property developments under construction. During the three months ended March 31, 2025, the Company invested $0.7 million in property developments. During the three months ended March 31, 2025, the Company completed development on one project and reclassified approximately $3.8 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent is expected to commence for the completed development in the second quarter of 2025. The remaining three developments are expected to be substantially completed with rent commencing at various points throughout 2025. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2025.

During the three months ended March 31, 2024, the Company invested $11.0 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $0.8 million. During the three months ended March 31, 2024, the Company completed development on seven projects and reclassified approximately $18.4 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for the completed developments at various points throughout 2024. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2024.

Additionally, during the three months ended March 31, 2025 and 2024, the Company capitalized approximately $0.1 million and $0.4 million, respectively, of interest expense associated with properties under development.

Dispositions

During the three months ended March 31, 2025, the Company sold 16 properties for a total sales price, net of disposal costs, of $38.6 million, recognizing a net gain of $2.1 million.

During the three months ended March 31, 2024, the Company sold 12 properties for a total sales price, net of disposal costs, of $20.5 million, recognizing a net gain of $1.0 million.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of March 31, 2025, and December 31, 2024, is summarized below (in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Mortgage (3) (4)	I/O	1	7.06%	7.00%	8/31/2025	$40,212	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (5)	I/O	3	8.09%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (5)	I/O	6	7.98%	7.98%	6/10/2025	8,408	8,408
Mortgage	None (6)	1	7.00%	7.00%	1/31/2026	825	825
Mortgage (3) (4) (7)	I/O	7	10.28%	10.25%	8/22/2025	12,899	11,658
Mortgage (3) (4)	I/O	1	10.25%	10.25%	6/22/2025	1,296	1,296
Mortgage (3) (4)	I/O	1	10.25%	10.25%	4/26/2025	2,508	2,095
Mortgage (3) (4)	I/O	1	10.25%	10.25%	5/15/2025	2,680	1,894
Mortgage (3) (4)	I/O	1	10.25%	10.25%	7/26/2025	2,063	2,029
Mortgage (3) (4)	I/O	1	10.25%	10.25%	8/27/2025	2,764	1,539
Mortgage	P+I	1	7.25%	7.25%	7/17/2027	4,055	4,076
Mortgage	P+I	1	7.25%	7.25%	7/17/2027	5,193	5,221
Mortgage	I/O	1	14.68%	13.09%	1/17/2025	—	1,299
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,427	1,434
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	1	10.25%	10.25%	1/24/2026	1,269	—
Mortgage (3) (4)	I/O	1	10.25%	10.25%	1/31/2026	1,063	—
Mortgage (3) (4)	I/O	1	10.25%	10.25%	2/7/2026	1,209	—
Mortgage (3) (4)	I/O	1	9.75%	9.75%	2/25/2026	1,010	—
Mortgage (3) (4)	I/O	1	9.75%	9.75%	3/12/2026	1,154	—
Mortgage (3) (4)	I/O	1	9.75%	9.75%	3/28/2026	1,063	—
Total						145,195	139,483
Unamortized loan origination costs and fees, net						129	74
Unamortized discount						(182)	(148)
Total mortgage loans receivable, net						$145,142	$139,409
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
(7) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from June 4, 2025 to August 22, 2025.

Assets Held for Sale

As of March 31, 2025 and December 31, 2024, there were 32 and 23 properties, respectively, classified as held for sale.

Provisions for Impairment

The Company recorded provisions for impairment of $3.6 million on 13 properties for the three months ended March 31, 2025. The Company recorded provisions for impairment of $3.7 million on 12 properties for the three months ended March 31, 2024.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$201,660	$(64,167)	$137,493	$203,104	$(60,729)	$142,375
Above-market leases	19,320	(5,692)	13,628	19,644	(5,500)	14,144
Lease incentives	9,301	(1,838)	7,463	9,529	(1,656)	7,873
Total intangible assets	$230,281	$(71,697)	$158,584	$232,277	$(67,885)	$164,392

Liabilities:
Below-market leases	$29,729	$(10,258)	$19,471	$29,847	$(9,670)	$20,177

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2025 and as of December 31, 2024 by category were as follows:

	Years Remaining
	March 31, 2025	December 31, 2024
In-place leases	8.5	8.6
Above-market leases	11.2	11.4
Below-market leases	9.9	10.1
Lease incentives	9.7	10.1

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

	Three Months Ended March 31,
	2025	2024
Amortization:
Amortization of in-place leases	$5,556	$4,875
	$5,556	$4,875

Net adjustment to rental revenue:
Above-market lease assets	(379)	(416)
Below-market lease liabilities	641	702
Lease incentives	(192)	(191)
	$70	$95

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of March 31, 2025, for the next five years and thereafter (in thousands):

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
In-place leases	$16,717	$21,163	$19,414	$16,680	$14,220	$49,299	$137,493

Above-market lease assets	(1,115)	(1,464)	(1,412)	(1,367)	(1,195)	(7,075)	(13,628)
Below-market lease liabilities	1,912	2,465	2,395	2,263	2,068	8,368	19,471
Lease incentives	(675)	(889)	(834)	(804)	(765)	(3,496)	(7,463)
Net adjustment to rental revenue	$122	$112	$149	$92	$108	$(2,203)	$(1,620)

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	March 31, 2025	December 31, 2024
Debt:
2028 Term Loan (3)	February 11, 2028	—	3.88%	$200,000	$200,000
2029 Term Loan (4)	July 3, 2026	January 3, 2029	4.99%	250,000	250,000
2030 Term Loan A (5)	January 15, 2029	January 15, 2030	3.65%	175,000	175,000
2030 Term Loan B (6)	January 15, 2029	January 15, 2030	5.12%	175,000	—
Revolver (7)	January 15, 2029	January 15, 2030	5.45%	114,500	239,000
Mortgage Note	November 1, 2027	—	4.53%	8,164	8,205
Total debt				922,664	872,205
Unamortized discount and debt issuance costs				(4,788)	(2,744)
Unamortized deferred financing costs, net (8)				(4,559)	(1,200)
Total debt, net				$913,317	$868,261
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Rate represents the effective interest rate as of March 31, 2025 and includes the effect of interest rate swap agreements, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(3) Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of March 31, 2025. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(4) Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of March 31, 2025. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(5) On January 15, 2025, the Company amended the 2027 Term Loan, providing for the 2030 Term Loan A (as described below). Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of March 31, 2025. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of March 31, 2025. The Company has entered into seven interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(7) The annual interest rate of the Revolver assumes daily simple SOFR as of March 31, 2025 of 4.35% plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.00% as of March 31, 2025.
(8) The Company records deferred financing costs associated with the Revolver in other assets, net on its condensed consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan.

Truist Credit Agreement

On July 3, 2023, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”), related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the Truist Credit Agreement, be increased to an amount of up to $400.0 million at the Company’s request. On January 15, 2025, the Truist Credit Agreement was amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets. The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. Subject to the terms of the Truist Credit Agreement, the Company drew an additional $100.0 million under the 2029 Term Loan on March 1, 2024. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan matures on July 3, 2026, subject to two one-year extension options and one six-month extension option with a final, extended maturity date of January 3, 2029. The extension options are at the Company’s election and are subject to certain conditions.

The interest rate applicable to the 2029 Term Loan is determined by the Company’s Investment Grade Rating (as defined in the Truist Credit Agreement). Prior to the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Truist Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating.

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

In connection with the 2029 Term Loan, the Company incurred $1.4 million of deferred financing costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net on the condensed consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

PNC Credit Agreement

On August 11, 2022, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Credit Agreement”), related to sustainability-linked senior unsecured credit facility consisting of (i) a $200.0 million senior unsecured term loan (the “2028 Term Loan”) and (ii) a $400.0 million senior unsecured revolving credit facility (the “Revolver”).

On January 15, 2025, the Company amended and restated the existing PNC Credit Agreement to provide for: the existing $200.0 million 2028 Term Loan; an upsized $500.0 million Revolver (increased from $400.0 million under the existing PNC Credit Agreement); and a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”, and together with the 2028 Term Loan and the Revolver, the “PNC Credit Facility”). The PNC Credit Facility may be increased in an amount of up to $1,400.0 million in the aggregate.

The 2028 Term Loan matures on February 11, 2028. The 2030 Term Loan B and the upsized Revolver initially mature in January 15, 2029 and include, at the Company’s election, a one year option to extend the maturity to January 15, 2030. Borrowings under the PNC Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtains an Investment Grade Rating (as defined in the PNC Credit Agreement), interest rates are based on the Company’s consolidated total leverage ratio and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio; and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating, and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio; and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.725% to 1.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio.

Additionally, the Company will incur a facility fee based on the total commitment amount of $500.0 million under the Revolver. Prior to the date the Company obtains an Investment Grade Rating, the applicable facility fee will range from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, the applicable facility fee will range from 0.125% to 0.30% based on the Company’s Investment Grade Rating.

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

The Company has fully hedged the 2028 Term Loan with an all-in interest rate of 3.88%, and the 2030 Term Loan B with an all-in interest rate of 5.12%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedge is further described in “Note 7 – Derivative Financial Instruments.”

In connection with the existing PNC Credit Agreement, the Company incurred approximately $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. In connection with the PNC Credit Facility, the Company incurred approximately $5.1 million of deferred financing costs which were allocated between the Revolver and 2030 Term Loan B in the amounts of $3.7 million and $1.4 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

Wells Fargo Credit Agreement

In December 2019, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent, which was subsequently amended and restated on June 15, 2023 (as amended, the “First Amended Wells Fargo Credit Agreement”), governing a $175.0 million senior unsecured term loan that was scheduled to mature on January 15, 2026, subject to a one year extension option at the Company’s election (subject to certain conditions) (the “2027 Term Loan”).

On January 15, 2025, the Company amended and restated the First Amended Wells Fargo Credit Agreement (as amended, the “Wells Fargo Credit Agreement”) to extend the maturity date of the 2027 Term Loan to January 15, 2029, subject to a one year extension option at the Company’s election (subject to certain conditions) (as amended, the “2030 Term Loan A”). The 2030 Term Loan A is repayable at the Company’s option in whole or in part without premium or penalty.

The interest rate applicable to the 2030 Term Loan A is determined by the Company’s Investment Grade Rating (as defined in the Wells Fargo Credit Agreement). Prior to the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Wells Fargo Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtains an Investment Grade Rating, interest shall accrue at either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s Investment Grade Rating.

The Company has fully hedged the 2030 Term Loan A with an all-in interest rate of 3.65%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

In connection with the 2030 Term Loan A, the Company incurred $1.1 million of deferred financing costs. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

Mortgage Note Payable

As of March 31, 2025, the Company had total gross mortgage indebtedness of $8.2 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $12.0 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, and 2030 Term Loan B are interest-only through maturity. As of March 31, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
Remainder of 2025	$133	$—	$133
2026	178	250,000	250,178
2027	170	7,683	7,853
2028	—	200,000	200,000
2029	—	464,500	464,500
Total	$481	$922,183	$922,664
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended March 31,
	2025	2024
Revolving credit facilities (1)	$1,461	$1,158
Term loans (2)	8,558	5,672
Mortgage note payable	93	95
Non-cash:
Amortization of deferred financing costs	251	238
Amortization of debt discount and debt issuance costs, net	442	349
Amortization of deferred losses (gains) on interest rate swaps	705	(979)
Capitalized interest	(50)	(353)
Total interest expense, net	$11,460	$6,180
(1) Includes facility fees and non-utilization fees of approximately $0.2 million for both the three months ended March 31, 2025 and 2024.
(2) Includes the effects of interest rate hedges in place as of such date.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended March 31, 2025 and 2024, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.45% and 6.69%, respectively.

During the three months ended March 31, 2025 and 2024, the Company incurred interest expense on revolving credit facilities with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.36% and 6.54%, respectively.

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

The Company was in compliance with all of its debt covenants as of March 31, 2025 and expects to be in compliance for the twelve month period ending December 31, 2025.

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

Effective July 3, 2023, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily simple SOFR rate as of March 31, 2025 of 4.36%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan daily simple SOFR rate as of March 31, 2025 of 4.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective November 27, 2023 and December 23, 2024, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2027 Term Loan through its fully extended maturity date, at hedged fixed rates of 1.87% and 2.40%, respectively. On January 15, 2025, the Company amended the 2027 Term Loan, providing for the 2030 Term Loan A, with a fully extended maturity date of January 15, 2030. The interest rate on the variable rate 2030 Term Loan A includes a daily simple SOFR rate as of March 31, 2025 of 4.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity date of the interest rate swaps is January 23, 2027.

Effective February 3, 2025, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2030 Term Loan B. The interest rate for the variable rate 2030 Term Loan B is based on the hedged fixed rate of 3.87% compared to the variable 2030 Term Loan B daily simple SOFR rate as of March 31, 2025 of 4.35%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2030 Term Loan B.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate swaps	18	18	$800,000	$800,000

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps	Other assets, net	$9,350	$16,426

	Derivative Liabilities
		Fair Value as of
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps	Accounts payable, accrued expenses, and other liabilities	$3,493	$—

The following table presents the effect of the Company’s interest rate swaps in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2025 and 2024 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
Interest Rate Products	$(8,372)	$13,761	Interest expense, net	$1,492	$4,633

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three months ended March 31, 2025 and 2024. During the next twelve months, the Company estimates that an additional $2.8 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2025
Derivative assets	$—	$9,350	$—	$9,350
Derivative liabilities	$—	$3,493	$—	$3,493

December 31, 2024
Derivative assets	$—	$16,426	$—	$16,426

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$10,375	$9,809
Deferred rent receivable	13,093	11,790
Prepaid assets	5,515	2,143
Earnest money deposits	1,392	517
Fair value of interest rate swaps	9,350	16,426
Deferred offering costs	1,724	1,641
Deferred financing costs, net	4,560	1,200
Right-of-use asset	3,386	3,484
Leasehold improvements and other corporate assets, net	1,364	1,425
Interest receivable	3,278	3,034
Other assets, net	6,301	6,758
	$60,338	$58,227

Accounts payable, accrued expenses, and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses	$6,796	$4,961
Accrued bonus	611	1,271
Prepaid rent	5,821	5,655
Operating lease liability	4,527	4,646
Accrued interest	3,534	3,476
Deferred rent	5,108	4,738
Accounts payable	769	3,053
Fair value of interest rate swaps	3,493	—
Other liabilities	1,823	1,864
	$32,482	$29,664

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

During 2024, the Company entered into forward sale agreements with respect to an aggregate 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted average price of $17.67 per share. As of March 31, 2025, 1,743,100 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

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

During 2024, the Company entered into forward sale agreements with respect to an aggregate 152,547 shares of its common stock under the 2024 ATM Program at a weighted average price of $17.13 per share. As of March 31, 2025, 152,547 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

The following table presents information about the ATM Programs (in thousands):

			Maximum Sales Authorization	Gross Settlements through March 31, 2025 (1)
Program Name	Date Established	Date Terminated
2021 ATM Program	September 2021	October 2023	$250,000	$249,122
2023 ATM Program (2)	October 2023	August 2024	$300,000	$77,323
2024 ATM Program (3)	August 2024	—	$300,000	$—
(1) Represents shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) As of March 31, 2025, 1,743,100 shares remain unsettled under the forward sale agreements at the available net settlement price of $17.44.
(3) As of March 31, 2025, 152,547 shares remain unsettled under the forward sale agreements at the available net settlement price of $16.87.

As of March 31, 2025, $300.0 million of remaining gross proceeds are available for future issuances of shares of common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements.

January 2024 Follow-On Offering

In January 2024, the Company completed a registered public offering of 11,040,000 shares of its common stock at a public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. As of March 31, 2025, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements.

Surrendered Shares on Vested Stock Unit Awards

During the three months ended March 31, 2025 and 2024, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the three months ended March 31, 2025 and 2024, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 40 thousand and 62 thousand RSUs valued at approximately $0.6 million and $1.1 million, respectively, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity.

Dividends

During the three months ended March 31, 2025, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025

During the three months ended March 31, 2024, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. Accordingly, during both of the three months ended March 31, 2025 and 2024, the Operating Partnership paid distributions of $0.1 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of March 31, 2025 and December 31, 2024, noncontrolling interests represented 0.5% of OP Units. During the three months ended March 31, 2024, OP Unit holders redeemed 7,119 OP Units into shares of common stock on a one-for-one basis. There were no OP Unit redemptions during the three months ended March 31, 2025.

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

As of March 31, 2025, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $1.4 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based RSU activity for the period ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	326,987	$18.25
Granted during the period	279,345	14.55
Forfeited during the period	(1,546)	18.62
Vested during the period	(136,338)	18.73
Unvested RSU grants outstanding as of March 31, 2025	468,448	$15.90

For the three months ended March 31, 2025, the Company recognized $0.8 million in stock-based compensation expense associated with service-based RSUs. As of March 31, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $6.3 million and $3.3 million, respectively, and as of March 31, 2025, these awards are expected to be recognized over a remaining weighted average period of 2.3 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through February 28, 2026, December 31, 2026, and December 31, 2027. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 24.4% and expected volatility of the Company’s peers, ranging from 19.5% to 98.2%, with an average volatility of 29.9% and a risk-free interest rate of 4.0%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $15.86 and the target absolute TSR was $14.28 for a weighted average grant date fair value of $14.91 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period of three years.

The following table summarizes market-based RSU activity for the period ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	290,442	$18.75
Granted during the period	170,213	14.60
Forfeited during the period	(68,525)	22.38
Unvested RSU grants outstanding as of March 31, 2025	392,130	$16.31

For the three months ended March 31, 2025, the Company recognized $0.5 million in stock-based compensation expense associated with market-based RSUs. As of March 31, 2025, the remaining unamortized stock-based compensation expense totaled $4.4 million and as of March 31, 2025, these awards are expected to be recognized over a remaining weighted average period of 2.3 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2025 under the Program was approximately $0.7 million as of March 31, 2025. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three months ended March 31, 2025, the Company recognized less than $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net income	$1,700	$1,052
Net (income) attributable to noncontrolling interest	(9)	(7)
Net income attributable to common shares, basic	1,691	1,045
Net income attributable to noncontrolling interest	9	7
Net income attributable to common shares, diluted	$1,700	$1,052

Denominator:
Weighted average common shares outstanding, basic	81,644,492	73,248,804
Effect of dilutive shares for diluted net income per common share:
OP Units	424,956	478,524
Unvested RSUs	63,076	168,556
Unsettled shares under open forward equity contracts	—	669,906
Weighted average common shares outstanding, diluted	82,132,524	74,565,790

Net income available to common stockholders per common share, basic	$0.02	$0.01
Net income available to common stockholders per common share, diluted	$0.02	$0.01

As of March 31, 2025 and December 31, 2024, there were 424,956 OP Units outstanding.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of March 31, 2025, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, which is expected to be funded within the next two years. Additionally, as of March 31, 2025, the Company had commitments to fund three properties under development totaling $7.0 million, which is expected to be funded over the next nine months. The Company also had commitments to extend funds under mortgage loans receivable of $10.9 million as of March 31, 2025, which is expected to occur over the next 12 months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 7.3 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of March 31, 2025, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to March 31, 2025 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On April 25, 2025, the Company’s Board of Directors declared a cash dividend of $0.21 per share for the second quarter of 2025. The dividend will be paid on June 16, 2025 to stockholders of record on June 2, 2025.

Revolver Activity

In April 2025, the Company borrowed $21.5 million, net of repayments, under the Revolver which will be used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2025, and other reports filed with the Securities and Exchange Commission from time to time.

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

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant retail commercial properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of March 31, 2025, we owned or had investments in 695 properties diversified by tenant, industry, and geography, including 101 different tenants, across 26 retail sectors in 45 states. This excludes four property developments where rent has not yet commenced. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of March 31, 2025, our investments generated ABR1 of $168.7 million. Approximately 55% of our ABR is from investment grade2 credit rated tenants and an additional 16% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 9.7 years, which we believe provides a strong, stable source of recurring cash flow.

(1) Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of March 31, 2025.
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

January 2025 Debt Transactions

On January 15, 2025, we amended our existing credit agreements agented by PNC Bank, National Association (the “PNC Credit Agreement”), Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) and Truist Bank (the “Truist Credit Agreement”). The PNC Credit Agreement was amended and restated and provides for: a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”); an existing $200.0 million senior unsecured term loan, which was fully funded under the existing PNC Credit Agreement (the “2028 Term Loan”); and an upsized $500.0 million senior unsecured revolving credit facility (increased from $400 million under the existing PNC Credit Agreement) (the “Revolver”). The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at our election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and we have hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million senior unsecured term loan (the “2030 Term Loan A”) thereunder from January 2027 to January 2029 with an option, at our election, to extend the maturity to January 2030. The Truist Credit Agreement governs existing term loans thereunder (the “2029 Term Loan”). Among other changes, each of the PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement were also amended to remove certain financial covenants and provide for revised, improved pricing when we meet certain investment grade rating and leverage targets.

Results of Operations

Overall

We continued to grow our assets held for investment during the three months ended March 31, 2025 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average capitalization rate of approximately 7.7%. This growth was financed through the amendment of our PNC Credit Agreement and receipt of proceeds of $175.0 million under the 2030 Term Loan B, the usage of cash balances as a result of borrowings on our Revolver, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the three months ended March 31, 2025.

Acquisitions

During the three months ended March 31, 2025, we acquired 18 properties for a total purchase price of $77.5 million, inclusive of $0.9 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 14 states with a WALT of approximately 9.0 years.

Development

As of March 31, 2025, we had three property developments under construction. During the three months ended March 31, 2025, we invested $0.7 million in our property developments. During the three months ended March 31, 2025, we completed development on one project and reclassified approximately $3.8 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent is expected to commence for the completed development in the second quarter of 2025. The remaining three developments are expected to be substantially completed with rent commencing at various points throughout 2025. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2025.

Dispositions

During the three months ended March 31, 2025, we sold 16 properties for a total sales price, net of disposal costs, of $38.6 million, recognizing a net gain of $2.1 million.

Investment in Mortgage Loans Receivable

During the three months ended March 31, 2025, we invested an additional $10.5 million in fully collateralized mortgage loans receivable with stated interest rates ranging from 9.75% to 10.25%. In addition, during the three months ended March 31, 2025, we collected $4.8 million in principal on our mortgage loans receivable. The mortgage loans receivable are collateralized by real estate, primarily leased by investment grade credit rated tenants. The funds provided under the loans, in addition to discount and loan origination costs, net of loan origination fees of less than $0.1 million, are included in mortgage loans receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2025. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Economic and Financial Environment

Changes in global or national market and economic conditions, such as global economic and financial market volatility and global geopolitical conflict, have caused, and may continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, fluctuating interest rates and inflation, increases in the rate of default and bankruptcy, and lower consumer and business spending, which could materially and adversely affect us. For example, the current and continuing macro-economic conditions of fluctuating inflation and fluctuating interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find attractive, which has reduced our ability to acquire properties at our historical rate with attractive terms. Additionally, other macroeconomic pressures in the U.S. and the global economy, including new and proposed tariffs on imports into the United States and current and potential countermeasures by foreign governments and recession fears, may impact our tenants as consumers reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on tenants which, in turn, could impact our performance if tenants terminate leases or otherwise fail to pay rents. Other potential consequences of changes in economic and financial conditions include: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses, and tenant defaults under the lease; current or potential tenants may delay or postpone entering into long-term leases with us; continuing increased costs of acquiring new properties on attractive terms; inability to borrow on terms and conditions that we find to be acceptable, which could continue to reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. We continually monitor the commercial real estate and credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$42,590	$35,189
Interest income on loans receivable	3,075	2,484
Other revenue	245	—
Total revenues	45,910	37,673
Operating expenses
Property	4,803	4,102
General and administrative	5,169	5,707
Depreciation and amortization	20,923	17,541
Provisions for impairment	3,616	3,662
Transaction costs	47	129
Total operating expenses	34,558	31,141
Other (expense) income
Interest expense, net	(11,460)	(6,180)
Gain on sales of real estate, net	2,075	997
Loss on debt extinguishment	(46)	—
Other expense, net	(205)	(280)
Total other expense, net	(9,636)	(5,463)
Net income before income taxes	1,716	1,069
Income tax expense	(16)	(17)
Net income	$1,700	$1,052

Revenue. Revenue for the three months ended March 31, 2025 increased by $8.2 million to $45.9 million from $37.7 million for the three months ended March 31, 2024, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $6.8 million, an increase of $0.6 million related to interest income on mortgage loans receivable, combined net increases of property expense reimbursements of $0.3 million, and an increase of $0.4 million in straight-line rental revenue.

Total operating expenses. Total expenses increased by $3.5 million to $34.6 million for the three months ended March 31, 2025 as compared to $31.1 million for the three months ended March 31, 2024. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense and property-specific reimbursable expenses. Total operating expenses include the following:

•Property expenses. Property expenses increased $0.7 million to $4.8 million for the three months ended March 31, 2025 from $4.1 million for the three months ended March 31, 2024. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.5 million, of which $0.4 million and $0.2 million were related to reimbursable property taxes and reimbursable common area maintenance costs, respectively, partially offset by a decrease of $0.1 million of reimbursable insurance costs, and combined net increases of non-reimbursable property expenses of $0.2 million primarily related to property insurance and property taxes.
•General and administrative expenses. General and administrative expenses decreased $0.5 million to $5.2 million for the three months ended March 31, 2025 from $5.7 million for the three months ended March 31, 2024. The decrease is primarily related to a decrease in employee severance of $0.8 million, including cash severance of $0.5 million and expense associated with the accelerated vesting of stock-based compensation of $0.3 million, and a decrease of $0.1 million of payroll expense. The decrease is partially offset by a $0.2 million increase in bonus expense and other combined increases of $0.2 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased $3.4 million to $20.9 million for the three months ended March 31, 2025 from $17.5 million for the three months ended March 31, 2024. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $1.8 million, building improvements depreciation expense of $0.9 million, and in-place lease amortization expense of $0.7 million.

•Provisions for impairment. For the three months ended March 31, 2025, we recorded provisions for impairment of $3.6 million on 13 properties, the majority of which were newly classified as held-for-sale during the three months ended March 31, 2025. Of those properties impaired, one property was held for investment as of March 31, 2025. For the three months ended March 31, 2024, we recorded provisions for impairment of $3.7 million on 12 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during three months ended March 31, 2024. These disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense. Interest expense increased by $5.3 million to $11.5 million for the three months ended March 31, 2025 from $6.2 million for the three months ended March 31, 2024. The increase is primarily attributed to an increase of $1.9 million of interest incurred on our new 2030 Term Loan B, an increase of $0.8 million of interest incurred on our 2029 Term Loan, a $1.7 million increase in amortization of deferred losses on interest rate swaps, a decrease of $0.3 million of capitalized interest on our property developments, and an increase of $0.3 million of interest incurred on our Revolver primarily due to an increase in average borrowings outstanding during the respective periods.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $1.1 million to $2.1 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024. The table below summarizes the properties sold for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Number of properties sold	16	12
Sales price, net of disposal costs	$38,563	$20,466
Gain on sales of real estate, net	$2,075	$997

Other expense, net. The change in other expense, net is primarily related to a $0.4 million decrease in losses associated with property damages on one property with foundation issues in 2024. The decrease is offset by a $0.4 million increase in third-party debt issuance costs expensed during the three months ended March 31, 2025 as a result of the January 2025 debt transaction.

Net income. Net income increased by $0.6 million to $1.7 million for the three months ended March 31, 2025 from $1.1 million for the three months ended March 31, 2024. Net income increased primarily due to increased gains on sales of real estate, decreased general and administrative expenses, and additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable, partially offset by increases in interest expense, depreciation and amortization expense, and property expenses.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and developments, fund investments in mortgage loans receivable and required interest payments, and fund working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of March 31, 2025, we had $175.0 million outstanding principal amount under the 2030 Term Loan A, $200.0 million outstanding principal amount under the 2028 Term Loan, $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan B, and $114.5 million of borrowings outstanding under the Revolver. Additionally, as of March 31, 2025, we had $30.4 million and $2.6 million of unsettled forward equity under our prior at-the-market equity program and our $300.0 million at-the-market equity program entered into in August 2024 (the “2024 ATM Program”), respectively. As of March 31, 2025, $300.0 million of remaining gross proceeds were available for future issuances of shares of our common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements. Lastly, we had $151.5 million of unsettled forward equity under the January 2024 follow-on offering forward sale agreements as of March 31, 2025.

On January 15, 2025, we amended our PNC Credit Agreement to provide for: a new $175.0 million 2030 Term Loan B and an upsized $500.0 million Revolver. The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at our election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and we have hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million 2030 Term Loan A from January 2027 to January 2029 with an option, at our election, to extend the maturity to January 2030.

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

Contractual Obligations and Commitments

As of March 31, 2025, our contractual debt obligations primarily include the maturities of our 2030 Term Loan A and 2030 Term Loan B with the scheduled principal payments due on January 15, 2029, the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, and the repayment of borrowings on our Revolver with a contractual maturity of January 15, 2029. During the three months ended March 31, 2025, we borrowed $89.5 million at a weighted average interest rate of 5.36% and also repaid $214.0 million on our Revolver.

The following table provides information with respect to our commitments as of March 31, 2025 (in thousands):

	Payment Due by Period
	Total	From April 1, 2025 to December 31, 2025	2026 - 2027	2028 - 2029	Thereafter
Contractual Obligations
2028 Term Loan – Principal	$200,000	$—	$—	$200,000	$—
2028 Term Loan – Variable interest (1)	22,259	5,847	15,521	891	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (2)	15,674	9,391	6,283	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (3)	24,212	4,807	12,762	6,643	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (4)	34,025	6,756	17,934	9,335
Revolver – Borrowings	114,500	—	—	114,500	—
Revolver – Variable interest	23,680	4,702	12,481	6,497	—
Facility Fee (5)	2,846	565	1,500	781	—
Mortgage Note – Principal	8,164	133	8,031	—	—
Mortgage Note – Interest	956	275	681	—	—
Property development under contract	7,025	7,025	—	—	—
Additional principal under mortgage loans receivable	10,893	9,673	1,220	—	—
Tenant improvement allowances	4,089	1,349	2,740	—	—
Corporate office lease obligations	5,113	479	1,323	1,396	1,915
Total	$1,073,436	$51,002	$330,476	$690,043	$1,915
(1) We have three interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the hedged fixed rate of 2.63% compared to the variable 2028 Term Loan daily simple SOFR rate as of March 31, 2025 of 4.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(2) We have four interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily simple SOFR rate as of March 31, 2025 of 4.36%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $250.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.

(3) We have four interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2030 Term Loan A. Accordingly, the projected interest rate obligations for the variable rate 2030 Term Loan A are based on the hedged fixed rate of 2.40%, compared to the variable 2030 Term Loan A daily simple SOFR rate as of March 31, 2025 of 4.31%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2030 Term Loan A outstanding through the contractual maturity date of January 15, 2029.
(4) We have seven interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2030 Term Loan B. Accordingly, the projected interest rate obligations for the variable rate 2030 Term Loan B are based on the hedged fixed rate of 3.87%, compared to the variable 2030 Term Loan B daily simple SOFR rate as of March 31, 2025 of 4.35%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2030 Term Loan B outstanding through the contractual maturity date of January 15, 2029.
(5) We are subject to a facility fee of 0.15% on our Revolver.

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 7.3 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of March 31, 2025, we had commitments to fund properties under development and extend funds under mortgage loans receivable totaling $7.0 million and $10.9 million, respectively, which is expected to be funded over the next 12 months.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt,” and “Note 7 – Derivative Financial Instruments” in “Item 1 – Financial Statements (unaudited).”

Historical Cash Flow Information

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$22,091	$11,651
Investing activities	(48,308)	(97,202)
Financing activities	26,102	77,956

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $10.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $6.8 million, additional interest received under our mortgage loans receivable, partially offset by an increase in cash interest paid of $3.5 million, increases in operating and general and administrative expenses paid associated with our larger portfolio, and changes in working capital accounts.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $48.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to an increase of $18.1 million in proceeds from the sale of real estate, a decrease of $17.7 million in acquisitions of real estate, a decrease of $9.5 million in real estate development and improvements, and an increase of $4.8 million in principal collections on mortgage loans receivable, partially offset by an increase of $0.9 million in earnest money deposits.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $51.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributed to an increase in net repayments of $119.5 million under our Revolver, an increase in payments of common stock dividends of $2.2 million, and an increase in deferred financing costs of $6.3 million. The decrease is partially offset by an increase in net term loan proceeds of $75.0 million, a decrease in the repurchase of common stock for tax withholding obligations of $0.5 million, a decrease in payment of restricted stock dividends of $0.2 million, and a decrease in deferred offering costs of $0.3 million.

Income Taxes

We elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019. To qualify as a REIT, we must meet certain organizational, income, asset and distribution tests. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions of all of our taxable income to our stockholders and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. We intend to make sufficient distributions during 2025 to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for our tenants, hold assets that we cannot hold directly, and may engage in any real estate or non-real estate-related business.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their possible effects on our condensed consolidated financial statements is included in “Note 2 – Summary of Significant Accounting Policies” in “Item 1 – Financial Statements (unaudited).”

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

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

FFO, Core FFO and AFFO

The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as FFO. Our FFO is net income in accordance with GAAP, excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property.

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

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net income	$1,700	$1,052
Depreciation and amortization of real estate	20,850	17,462
Provisions for impairment	3,616	3,662
Gain on sales of real estate, net	(2,075)	(997)
FFO	24,091	21,179
Adjustments:
Non-recurring executive transition costs, severance and related charges	76	857
Loss on debt extinguishment and other related costs	403	—
Other non-recurring loss, net	—	414
Core FFO	24,570	22,450
Adjustments:
Straight-line rent adjustments	(954)	(542)
Amortization of deferred financing costs	664	558
Amortization of above/below-market assumed debt	29	29
Amortization of loan origination costs and discounts	(77)	39
Amortization of lease-related intangibles	(70)	(95)
Earned development interest	43	332
Capitalized interest expense	(50)	(353)
Non-cash interest expense (income)	705	(979)
Non-cash compensation expense	1,388	1,424
AFFO	$26,248	$22,863

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring executive transition costs, severance and related charges, loss on debt extinguishment and other related costs, transaction costs, other non-recurring loss (gain), net, other non-recurring expenses (income) including lease termination fees, as well as adjustments for construction in process and for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net income	$1,700	$1,052
Depreciation and amortization of real estate	20,850	17,462
Amortization of lease-related intangibles	(70)	(95)
Non-real estate depreciation and amortization	73	79
Interest expense, net	11,460	6,180
Income tax expense	16	17
Amortization of loan origination costs and discounts	(77)	39
EBITDA	33,952	24,734
Adjustments:
Provisions for impairment	3,616	3,662
Gain on sales of real estate, net	(2,075)	(997)
EBITDAre	$35,493	$27,399

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended March 31, 2025
Net income	$1,700
Depreciation and amortization of real estate	20,850
Amortization of lease-related intangibles	(70)
Non-real estate depreciation and amortization	73
Interest expense, net	11,460
Income tax expense	16
Amortization of loan origination costs and discounts	(77)
EBITDA	33,952
Adjustments:
Provisions for impairment	3,616
Gain on sales of real estate, net	(2,075)
EBITDAre	35,493
Adjustments:
Straight-line rent adjustments	(954)
Loss on debt extinguishment and other related costs	403
Non-recurring executive transition costs, severance and related charges	76
Other non-recurring expenses, net	364
Transaction costs	47
Non-cash compensation expense	1,388
Adjustment for construction in process (1)	146
Adjustment for intraquarter investment activities (2)	1,162
Adjusted EBITDAre	$38,125

Annualized Adjusted EBITDAre (3)	$152,500
Adjusted Net Debt / Annualized Adjusted EBITDAre	4.7
(1) Adjustment reflects the estimated cash yield on developments in process as of March 31, 2025.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended March 31, 2025, had occurred on January 1, 2025.
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

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt (in thousands):

As of
March 31, 2025
Principal amount of total debt	$922,664
Less: Cash, cash equivalents, and restricted cash	(14,205)
Net Debt	908,459
Less: Net value of unsettled forward equity (1)	(184,481)
Adjusted Net Debt	$723,978
(1) There were 10,735,647 unsettled shares under forward sale agreements as of March 31, 2025 at the available weighted-average net settlement price of $17.18.

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense (or income), income tax expense, amortization of loan origination costs and discounts, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, loss on debt extinguishment, and other expense (income), net, including lease termination fees. We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions, and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We further adjust Property-Level Cash NOI - Estimated Run Rate for interest income on mortgage loans receivable and intraquarter mortgage loan activity to derive Total Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, Property-Level Cash NOI - Estimated Run Rate, and Total Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended March 31, 2025
Net income	$1,700
General and administrative	5,169
Depreciation and amortization	20,923
Provisions for impairment	3,616
Transaction costs	47
Interest expense, net	11,460
Gain on sales of real estate, net	(2,075)
Income tax expense	16
Amortization of loan origination costs and discounts	(77)
Loss on debt extinguishment	46
Interest income on mortgage loans receivable	(3,075)
Other expense, net	495
Property-Level NOI	38,245
Straight-line rent adjustments	(954)
Amortization of lease-related intangibles	(70)
Property-Level Cash NOI	$37,221
Adjustment for intraquarter acquisitions, dispositions, and completed development (1)	1,078
Property-Level Cash NOI Estimated Run Rate	38,299
Interest income on mortgage loans receivable	3,075
Adjustments for intraquarter mortgage loan activity (2)	84
Total Cash NOI - Estimated Run Rate	$41,458
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended March 31, 2025, had occurred on January 1, 2025.
(2) Adjustment assumes all loan activity completed during the three months ended March 31, 2025 had occurred on January 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of March 31, 2025, we had total indebtedness of approximately $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, and $114.5 million of borrowings under the Revolver, all of which are floating rate debt with a variable interest rate. For the three months ended March 31, 2025, we had average daily outstanding borrowings on our Revolver of $96.5 million.
We have entered into interest rate derivative contracts in order to hedge our market risk associated with the term loans. The 2028 Term Loan, 2029 Term Loan, and 2030 Term Loan B have interest rate hedges that coincide with the extended maturity dates of the loans. The 2030 Term Loan A interest rate hedge matures on January 23, 2027. The interest rate derivative contracts convert the variable rate debt on our term loans to a fixed interest rate (as further described in “Note 6 – Debt” in our condensed consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of March 31, 2025, bore an interest rate determined by either (i) SOFR, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2025, which assumes a 1% adverse change in the interest rate as of March 31, 2025, the estimated market risk exposure was approximately $1.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

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

NETSTREIT Corp.

April 28, 2025	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

April 28, 2025	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 28, 2025	/s/ SOFIA CHERNYLO
Date	Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)