Form 10-Q
period 2025-06-30
NETSTREIT Corp.
filed 2025-07-23
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 21, 2025 was 83,467,898.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Real estate, at cost:
Land	$618,577	$571,272
Buildings and improvements	1,416,931	1,400,393
Total real estate, at cost	2,035,508	1,971,665
Less accumulated depreciation	(165,707)	(143,422)
Property under development	1,782	6,118
Real estate held for investment, net	1,871,583	1,834,361
Assets held for sale	57,795	48,637
Mortgage loans receivable, net	152,779	139,409
Cash, cash equivalents, and restricted cash	19,740	14,320
Lease intangible assets, net	154,701	164,392
Other assets, net	55,116	58,227
Total assets	$2,311,714	$2,259,346
Liabilities and equity
Liabilities:
Term loans, net	$795,976	$622,608
Revolving credit facility	127,000	239,000
Mortgage note payable, net	7,834	7,853
Lease intangible liabilities, net	18,294	20,177
Liabilities related to assets held for sale	1,816	1,912
Accounts payable, accrued expenses, and other liabilities	37,249	29,664
Total liabilities	988,169	921,214
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 83,465,051 and 81,602,232 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	835	816
Additional paid-in capital	1,538,592	1,507,995
Distributions in excess of retained earnings	(217,589)	(188,046)
Accumulated other comprehensive (loss) income	(5,222)	10,206
Total stockholders’ equity	1,316,616	1,330,971
Noncontrolling interests	6,929	7,161
Total equity	1,323,545	1,338,132
Total liabilities and equity	$2,311,714	$2,259,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue (including reimbursable)	$45,158	$36,864	$87,748	$72,053
Interest income on loans receivable	3,128	2,703	6,203	5,187
Other revenue	—	—	245	—
Total revenues	48,286	39,567	94,196	77,240
Operating expenses
Property	4,484	3,982	9,287	8,084
General and administrative	5,475	5,268	10,644	10,978
Depreciation and amortization	21,506	18,544	42,429	36,084
Provisions for impairment	4,422	3,836	8,038	7,498
Transaction costs	73	47	120	175
Total operating expenses	35,960	31,677	70,518	62,819
Other (expense) income
Interest expense, net	(12,638)	(7,604)	(24,098)	(13,784)
Gain on sales of real estate, net	3,533	8	5,608	1,006
Loss on debt extinguishment	—	—	(46)	—
Other income (expense), net	81	(2,588)	(124)	(2,868)
Total other expense, net	(9,024)	(10,184)	(18,660)	(15,646)
Net income (loss) before income taxes	3,302	(2,294)	5,018	(1,225)
Income tax expense	(13)	(12)	(29)	(29)
Net income (loss)	3,289	(2,306)	4,989	(1,254)
Net income (loss) attributable to noncontrolling interests	17	(15)	26	(8)
Net income (loss) income attributable to common stockholders	$3,272	$(2,291)	$4,963	$(1,246)
Amounts available to common stockholders per common share:
Basic	$0.04	$(0.03)	$0.06	$(0.02)
Diluted	$0.04	$(0.03)	$0.06	$(0.02)
Weighted average common shares:
Basic	81,895,840	73,588,605	81,770,860	73,419,198
Diluted	82,494,129	73,588,605	82,314,021	73,419,198
Other comprehensive (loss) income:
Net income (loss)	$3,289	$(2,306)	$4,989	$(1,254)
Change in value of derivatives, net	(5,644)	(420)	(15,508)	8,708
Total comprehensive (loss) income	$(2,355)	$(2,726)	$(10,519)	$7,454
Comprehensive (loss) income attributable to noncontrolling interests	(12)	(15)	(54)	43
Comprehensive (loss) income attributable to common stockholders	$(2,343)	$(2,711)	$(10,465)	$7,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	81,602,232	$816	$1,507,995	$(188,046)	$10,206	$1,330,971	$7,161	$1,338,132
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,157)	—	(17,157)	(89)	(17,246)
Dividends declared on restricted stock, net	—	—	—	(181)	—	(181)	—	(181)
Vesting of restricted stock units	136,338	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(39,661)	—	(573)	—	—	(573)	—	(573)
Stock-based compensation, net	—	—	1,388	169	—	1,557	—	1,557
Other comprehensive loss	—	—	—	—	(9,813)	(9,813)	(51)	(9,864)
Net income	—	—	—	1,691	—	1,691	9	1,700
Balance at March 31, 2025	81,698,909	$817	$1,508,809	$(203,524)	$393	$1,306,495	$7,030	$1,313,525
Issuance of common stock in public offerings, net of issuance costs	1,757,815	18	28,334	—	—	28,352	—	28,352
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,159)	—	(17,159)	(89)	(17,248)
Dividends declared on restricted stock, net	—	—	—	(178)	—	(178)	—	(178)
Vesting of restricted stock units	13,096	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,769)	—	(72)	—	—	(72)	—	(72)
Stock-based compensation, net	—	—	1,521	—	—	1,521	—	1,521
Other comprehensive loss	—	—	—	—	(5,615)	(5,615)	(29)	(5,644)
Net income	—	—	—	3,272	—	3,272	17	3,289
Balance at June 30, 2025	83,465,051	$835	$1,538,592	$(217,589)	$(5,222)	$1,316,616	$6,929	$1,323,545

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

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$4,989	$(1,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,429	36,084
Amortization of deferred financing costs	1,408	1,115
Amortization of above/below-market assumed debt	57	57
Noncash revenue adjustments	(2,093)	(1,227)
Amortization of deferred losses (gains) on interest rate swaps	1,418	(1,958)
Stock-based compensation expense	2,909	3,281
Gain on sales of real estate, net	(5,608)	(1,006)
Provisions for impairment	8,038	7,498
Loss on debt extinguishment	46	—
Loss on involuntary conversion of building and improvements	—	905
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(222)	(4,285)
Accounts payable, accrued expenses, and other liabilities	(445)	(2,192)
Lease incentive payments	(199)	—
Net cash provided by operating activities	52,727	37,018
Cash flows from investing activities
Acquisitions of real estate	(173,996)	(190,764)
Real estate development and improvements	(3,481)	(29,996)
Investment in mortgage loans receivable	(17,108)	(18,021)
Principal collections on mortgage loans receivable	12,112	2,338
Earnest money deposits	67	(14)
Purchase of computer equipment and other corporate assets	(25)	(8)
Proceeds from sale of real estate	85,726	32,542
Net cash used in investing activities	(96,705)	(203,923)
Cash flows from financing activities
Issuance of common stock in public offerings, net	28,352	65,324
Payment of common stock dividends	(34,316)	(30,073)
Payment of OP unit distributions	(178)	(188)
Payment of restricted stock dividends	(222)	(441)
Principal payments on mortgages payable	(81)	(77)
Proceeds under revolving credit facilities	143,000	190,000
Repayments under revolving credit facilities	(255,000)	(172,000)
Proceeds from term loans	218,675	100,000
Principal payments on term loans	(43,675)	—
Repurchase of common stock for tax withholding obligations	(645)	(1,229)
Payment of deferred offering costs	(233)	(614)
Payment of deferred financing costs	(6,279)	—
Net cash provided by financing activities	49,398	150,702
Net change in cash, cash equivalents, and restricted cash	5,420	(16,203)
Cash, cash equivalents, and restricted cash at beginning of the period	14,320	29,929
Cash, cash equivalents, and restricted cash at end of the period	$19,740	$13,726

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$20,812	$13,437
Cash received for income taxes, net	$(3)	$(8)
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$190	$139
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$73	$22
Accrued loan origination fees on mortgage loans receivable	$—	$200
Cash flow hedge change in fair value	$(16,925)	$10,666
Increase in mortgage loan receivable in exchange for disposition of real estate	$8,450	$—
Accrued capital expenditures and real estate development and improvement costs	$1,950	$2,657

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of June 30, 2025, the Company owned or had investments in 707 properties located in 45 states.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2024, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the full year.

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

The following table summarizes the provision for impairment during the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total provision for impairment	$4,422	$3,836	$8,038	$7,498
Number of properties: (1)
Classified as held for sale	7	9	11	10
Disposed within the period	2	1	9	7
Classified as held for investment	—	2	1	6
(1) Includes the number of properties that were either (i) impaired during the respective period and remained as held for sale as of period-end, (ii) impaired and disposed of during the respective period, or (iii) impaired during the respective period and remained as held for investment at period-end.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $16.7 million of restricted cash as of June 30, 2025, and $7.9 million of restricted cash as of December 31, 2024.

The Company’s bank balances as of June 30, 2025 and December 31, 2024 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Additionally, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based on market conditions and perceived risks as of June 30, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The fair value of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets, and accounts payable, accrued expenses, and other liabilities approximate their carrying value because of the short-term nature of these instruments. Additionally, the Company believes the following financial instruments have carrying values that approximate their fair values as of June 30, 2025:

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

Provisions for impairment recognized during the three and six months ended June 30, 2025 primarily related to assets held for sale where impairment was determined based on the estimated or negotiated selling price, less costs of disposal, compared to the carrying value of the property. As of June 30, 2025, there were eight properties held for investment accounted for at fair value. These eight properties were accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with a total adjusted carrying value of $16.8 million. As of December 31, 2024, there were 11 properties held for investment accounted for at fair value. These 11 properties were accounted for at fair value on a nonrecurring basis using a cash flow model (Level 3 inputs) with a total adjusted carrying value of $27.1 million. The Company estimated the fair values as of June 30, 2025 using capitalization rates ranging from 7.4% to 12.1%, which it believes is reasonable based on current market rates.

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

	June 30, 2025		December 31, 2024
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
2028 Term Loan	$199,367	$200,678	$199,246	$200,858
2029 Term Loan	$249,212	$250,350	$248,853	$250,526
2030 Term Loan A	$173,617	$175,775	$174,509	$175,245
2030 Term Loan B	$173,780	$175,793	$—	$—
(1) The carrying value of the debt instruments are net of unamortized debt issuance and discount costs.

Concentrations of Credit Risk

During the three and six months ended June 30, 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues.

During the three and six months ended June, 30, 2024, one tenant, Dollar General, accounted for 11.3% and 11.5% of total revenues, respectively.

Other financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash held at various financial institutions, access to the Company’s credit facilities, and amounts due or payable under derivative contracts. These credit risk exposures are spread among a diversified group of investment grade financial institutions.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report information about operating segments. The Company is an internally managed real estate company that acquires, owns, invests in, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company primarily engages in leasing activities that generate revenues and incur operating expenses in addition to investing in property developments and mortgage loans secured by real estate. The Company aggregates these investments for reporting purposes and operates in one reportable segment.

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net income (loss), as reported on the condensed consolidated statements of operations and comprehensive (loss) income to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), capitalization rate, tenant credit quality, industry type, and geographic location.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company continues to evaluate the potential impact of the guidance and potential additional disclosures required.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages single-tenant commercial retail net lease properties, the majority of which have long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of June 30, 2025, exclusive of mortgage loans receivable, the Company’s weighted average remaining lease term was 9.8 years.

The Company’s property leases have been classified as operating leases, most of which have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenue
Fixed lease income (1)	$41,175	$33,788	$80,267	$65,653
Variable lease income (2)	3,977	2,978	7,405	6,207
Other rental revenue:
Above/below market lease amortization, net	257	287	519	573
Lease incentives	(251)	(189)	(443)	(380)
Rental revenue (including reimbursable)	$45,158	$36,864	$87,748	$72,053
(1)    Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2)    Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and reserves for uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the three and six months ended June 30, 2025 and 2024.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of June 30, 2025 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2025	$77,794
2026	155,486
2027	153,246
2028	148,106
2029	139,114
Thereafter	948,131
Total	$1,621,877

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of June 30, 2025, the Company had investments in 707 properties. The gross real estate investment portfolio, including properties under development and mortgage loans receivable, totaled approximately $2.4 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, mortgage loans receivable, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Texas and Illinois representing 13.1% and 9.1%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

The Company’s gross investment portfolio as of June 30, 2025 and December 31, 2024 is summarized below (dollars in thousands):

	Number of Properties		Amount of Investment
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Properties held for investment (1)	589	589	$2,229,339	$2,164,566
Properties held for sale	30	23	55,979	46,725
Mortgage loans receivable	86	76	152,977	139,483
Properties under development (2)	2	4	1,782	6,118
Total gross investment	707	692	$2,440,077	$2,356,892
(1) Includes one vacant property for the periods ended June 30, 2025 and December 31, 2024, and one completed development where rent had not commenced as of December 31, 2024.
(2) Rent has not commenced for properties under development.

Acquisitions

The Company’s acquisitions during the three and six months ended June 30, 2025 and 2024 were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions during the period is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of properties acquired	23	18	41	46

Assets acquired
Land	$53,809	$28,264	$75,083	$44,872
Buildings	33,744	55,508	79,320	114,887
Site improvements	3,246	7,001	7,081	13,429
Tenant improvements	324	359	849	1,804
In-place lease intangible assets	5,405	4,479	11,669	15,772
	96,528	95,611	174,002	190,764
Liabilities assumed
Accounts payable, accrued expenses, and other liabilities	—	—	(6)	—
Purchase price (1)	$96,528	$95,611	$173,996	$190,764
(1) During the three months ended June 30, 2025 and 2024, the Company capitalized $1.0 million and $0.6 million of acquisition costs, respectively. During the six months ended June 30, 2025 and 2024, the Company capitalized $1.9 million and $1.8 million of acquisition costs, respectively.

Dispositions

The Company’s dispositions during the three and six months ended June 30, 2025 and 2024 are summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of properties sold	20	6	36	18
Sales price, net of disposal costs	$55,613	$12,064	$94,176	$32,542
Gain on sales of real estate, net	$3,533	$8	$5,608	$1,006

Development

The Company’s investment in property developments during the three and six months ended June 30, 2025 and 2024 are summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of developments acquired	—	2	—	4
Purchase price of acquired developments	$—	$1,221	$—	$2,010

Total investment in properties under development (1)	$1,412	$11,993	$2,200	$22,961

Number of developments completed (2)	1	7	2	14
Amounts placed into service (3)	$2,740	$16,906	$6,545	$35,243
(1) During the three months ended June 30, 2025 and 2024, the Company capitalized approximately $0.1 million and $0.2 million, respectively, of interest expense associated with properties under development. During the six months ended June 30, 2025 and 2024, the Company capitalized approximately $0.1 million and $0.6 million, respectively, of interest expense associated with properties under development.
(2) For the two developments completed during the six months ended June 30, 2025, rent commenced in the second quarter of 2025. For the 14 developments completed during the six months ended June 30, 2024, rent commenced at various points throughout 2024.
(3) Amounts reclassified from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets.

As of June 30, 2025, the Company had two property developments under construction, which are expected to be substantially completed with rent commencing at various points throughout 2025. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2025.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of June 30, 2025 and December 31, 2024 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Mortgage (3) (4)	I/O	1	7.03%	7.00%	8/31/2025	$38,162	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (5)	I/O	3	8.10%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (5)	I/O	6	8.16%	7.98%	6/10/2026	8,408	8,408
Mortgage	None (6)	1	7.00%	7.00%	1/31/2026	825	825
Mortgage (3) (4) (7)	I/O	6	10.26%	10.25%	12/18/2025	11,059	11,658
Mortgage (3) (4) (8)	I/O	7	10.25%	10.25%	2/7/2026	13,086	8,853
Mortgage	P+I	1	7.25%	7.25%	7/17/2027	4,040	4,076
Mortgage	P+I	1	7.25%	7.25%	7/17/2027	5,174	5,221
Mortgage	I/O	1	14.68%	13.09%	1/17/2025	—	1,299
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,421	1,434
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	1	9.75%	9.75%	2/25/2026	1,010	—
Mortgage (3) (4)	I/O	1	9.75%	9.75%	3/12/2026	1,154	—
Mortgage (3) (4) (9)	None (6)	6	9.75%	9.75%	9/9/2026	6,091	—
Mortgage	I/O	1	7.00%	7.00%	5/27/2027	2,400	—
Mortgage	I/O	1	7.25%	7.25%	5/18/2027	6,050	—
Total						$152,977	$139,483
Unamortized loan origination costs and fees, net						4	74
Unamortized discount						(202)	(148)
Total mortgage loans receivable, net						$152,779	$139,409
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
(7) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from July 30, 2025 to December 18, 2025.
(8) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from July 14, 2025 to February 7, 2026.
(9) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from March 28, 2026 to September 9, 2026.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$203,711	$(68,807)	$134,904	$203,104	$(60,729)	$142,375
Above-market leases	19,116	(6,019)	13,097	19,644	(5,500)	14,144
Lease incentives	8,744	(2,044)	6,700	9,529	(1,656)	7,873
Total intangible assets	$231,571	$(76,870)	$154,701	$232,277	$(67,885)	$164,392

Liabilities:
Below-market leases	$28,996	$(10,702)	$18,294	$29,847	$(9,670)	$20,177

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2025 and as of December 31, 2024 by category were as follows:

	Years Remaining
	June 30, 2025	December 31, 2024
In-place leases	8.5	8.6
Above-market leases	11.0	11.4
Below-market leases	9.7	10.1
Lease incentives	9.4	10.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization:
Amortization of in-place leases	$5,661	$5,196	$11,217	$10,071

Net adjustment to rental revenue:
Above-market lease assets	(372)	(93)	(750)	(188)
Below-market lease liabilities	629	380	1,269	761
Lease incentives	(251)	(189)	(443)	(380)
	$6	$98	$76	$193

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of June 30, 2025, for the next five years and thereafter (in thousands):

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
In-place leases	$11,179	$21,316	$19,577	$16,862	$14,406	$51,564	$134,904

Above-market lease assets	$(738)	$(1,453)	$(1,401)	$(1,356)	$(1,184)	$(6,965)	$(13,097)
Below-market lease liabilities	1,242	2,402	2,333	2,201	2,008	8,108	18,294
Lease incentives	(420)	(840)	(785)	(755)	(716)	(3,184)	(6,700)
Net adjustment to rental revenue	$84	$109	$147	$90	$108	$(2,041)	$(1,503)

Note 6 – Debt

Debt consists of the following (in thousands):

				Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	June 30, 2025	December 31, 2024
Debt:
2028 Term Loan (3)	February 11, 2028	—	3.88%	$200,000	$200,000
2029 Term Loan (4)	July 3, 2026	January 3, 2029	4.99%	250,000	250,000
2030 Term Loan A (5)	January 15, 2029	January 15, 2030	3.65%	175,000	175,000
2030 Term Loan B (6)	January 15, 2029	January 15, 2030	5.12%	175,000	—
Revolver (7)	January 15, 2029	January 15, 2030	5.46%	127,000	239,000
Mortgage Note	November 1, 2027	—	4.53%	8,124	8,205
Total debt				935,124	872,205
Unamortized discount and debt issuance costs				(4,314)	(2,744)
Unamortized deferred financing costs, net (8)				(4,259)	(1,200)
Total debt, net				$926,551	$868,261
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Rate represents the effective interest rate as of June 30, 2025 and includes the effect of interest rate swap agreements, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(3) Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of June 30, 2025. The Company has entered into three interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(4) Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of June 30, 2025. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(5) On January 15, 2025, the Company amended the 2027 Term Loan, providing for the 2030 Term Loan A (as described below). Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of June 30, 2025. The Company has entered into four interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(6) Loan is a floating-rate loan which resets daily at daily simple SOFR plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.15% as of June 30, 2025. The Company has entered into seven interest rate swap agreements that effectively convert the floating rate to a fixed rate.
(7) The annual interest rate of the Revolver assumes daily simple SOFR as of June 30, 2025 of 4.36% plus a SOFR adjustment of 0.10% plus the applicable margin, which was 1.00% as of June 30, 2025.
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

The Company has hedged the entire $250.0 million of the 2029 Term Loan at an all-in fixed interest rate of 4.99%, through January 2029. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the 2029 Term Loan, the Company incurred $1.4 million of deferred financing costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net in the condensed consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

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

On January 15, 2025, the Company amended and restated the existing PNC Credit Agreement to provide for: the existing $200.0 million 2028 Term Loan; an upsized $500.0 million Revolver (increased from $400.0 million under the existing PNC Credit Agreement); and a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”, and together with the 2028 Term Loan and the Revolver, the “PNC Credit Facility”). The borrowing capacity under the PNC Credit Facility may be increased in an amount of up to $1.4 billion in the aggregate.

The 2028 Term Loan matures on February 11, 2028. The 2030 Term Loan B and the upsized Revolver initially mature on January 15, 2029 and include, at the Company’s election, a one year option to extend the maturity to January 15, 2030. Borrowings under the PNC Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtains an Investment Grade Rating (as defined in the PNC Credit Agreement), interest rates are based on the Company’s consolidated total leverage ratio and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio; and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating, and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 0.725% to 1.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio.

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

The Company has fully hedged the 2028 Term Loan with an all-in interest rate of 3.88%, and the 2030 Term Loan B with an all-in interest rate of 5.12%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the original PNC Credit Agreement, the Company incurred approximately $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. In connection with the amendment to the PNC Credit Agreement, the Company incurred approximately $5.1 million of deferred financing costs which were allocated between the Revolver and 2030 Term Loan B in the amounts of $3.7 million and $1.4 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company has fully hedged the 2030 Term Loan A with an all-in fixed interest rate of 3.65%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

In connection with the 2030 Term Loan A, the Company incurred $1.1 million of deferred financing costs. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net on the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

Mortgage Note Payable

As of June 30, 2025, the Company had total gross mortgage indebtedness of $8.1 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $11.9 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, and 2030 Term Loan B are interest-only through maturity. As of June 30, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
Remainder of 2025	$86	$—	$86
2026	178	250,000	250,178
2027	170	7,690	7,860
2028	—	200,000	200,000
2029	—	477,000	477,000
Total	$434	$934,690	$935,124
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revolving credit facilities (1)	$2,104	$1,636	$3,566	$2,759
Term loans (2)	8,993	6,491	17,551	12,200
Mortgage note payable	93	95	186	190
Non-cash:
Amortization of deferred financing costs	301	186	551	423
Amortization of debt discount and debt issuance costs, net	472	401	914	749
Amortization of deferred losses (gains) on interest rate swaps	713	(979)	1,418	(1,958)
Capitalized interest	(38)	(226)	(88)	(579)
Total interest expense, net	$12,638	$7,604	$24,098	$13,784
(1) Includes facility fees of approximately $0.2 million for the three months ended June 30, 2025 and 2024, and facility fees of $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended June 30, 2025 and 2024, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.65% and 6.66%, respectively. During the six months ended June 30, 2025 and 2024, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.55% and 6.69%, respectively.

During the three months ended June 30, 2025 and 2024, the Company incurred interest expense on the Revolver with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.47% and 6.49%, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred interest expense on the Revolver with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.42% and 6.51%, respectively.

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

The Company was in compliance with all of its debt covenants as of June 30, 2025 and expects to be in compliance for the twelve-month period ending December 31, 2025.

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

Effective July 3, 2023, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2029 Term Loan. The interest rate for the variable rate 2029 Term Loan is based on the weighted-average hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily simple SOFR rate as of June 30, 2025 of 4.40%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2029 Term Loan.

Effective September 1, 2022, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2028 Term Loan. The interest rate for the variable rate 2028 Term Loan is based on the weighted-average hedged fixed rate of 2.63% compared to the variable 2028 Term Loan daily simple SOFR rate as of June 30, 2025 of 4.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the maturity date of the 2028 Term Loan.

Effective November 27, 2023 and December 23, 2024, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2027 Term Loan through its fully extended maturity date, at weighted-average hedged fixed rates of 1.87% and 2.40%, respectively. On January 15, 2025, the Company amended the 2027 Term Loan, providing for the 2030 Term Loan A, with a fully extended maturity date of January 15, 2030. The interest rate for the variable rate 2030 Term Loan A includes a daily simple SOFR rate as of June 30, 2025 of 4.29%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity date of the interest rate swaps is January 23, 2027.

Effective February 3, 2025, interest rate derivative contracts were initiated to hedge the variable cash flows associated with the 2030 Term Loan B. The interest rate for the variable rate 2030 Term Loan B is based on the weighted-average hedged fixed rate of 3.87% compared to the variable 2030 Term Loan B daily simple SOFR rate as of June 30, 2025 of 4.36%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15%. The maturity dates of the interest rate swaps coincide with the fully extended maturity date of the 2030 Term Loan B.

During the three months ended June 30, 2025, the Company entered into three interest rate swap agreements with effective and maturity dates of October 1, 2025 and March 1, 2031, respectively, for an aggregate notional amount of $75.0 million at a weighted-average hedged fixed rate of 3.46%. The interest rate swap agreements are intended to hedge the variability associated with future floating-rate debt issuances.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate swaps	21	18	$875,000	$800,000

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps	Other assets, net	$6,831	$16,426

	Derivative Liabilities
		Fair Value as of
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps	Accounts payable, accrued expenses, and other liabilities	$7,331	$—

The following table presents the effect of the Company’s interest rate swaps in the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
For the Three Months Ended June 30
Interest Rate Products	$(4,081)	$4,446	Interest expense, net	$1,563	$4,866

For the Six Months Ended June 30
Interest Rate Products	$(12,453)	$18,207	Interest expense, net	$3,055	$9,499

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and six months ended June 30, 2025 and 2024. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified as a decrease to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2025
Derivative assets	$—	$6,831	$—	$6,831
Derivative liabilities	$—	$7,331	$—	$7,331

December 31, 2024
Derivative assets	$—	$16,426	$—	$16,426

Note 8 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$8,861	$9,809
Deferred rent receivable	14,312	11,790
Prepaid assets	4,460	2,143
Earnest money deposits	450	517
Fair value of interest rate swaps	6,831	16,426
Deferred offering costs	1,855	1,641
Deferred financing costs, net	4,259	1,200
Right-of-use asset	3,287	3,484
Leasehold improvements and other corporate assets, net	1,304	1,425
Interest receivable	3,363	3,034
Other assets, net	6,134	6,758
	$55,116	$58,227

Accounts payable, accrued expenses, and other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses	$8,022	$4,961
Accrued bonus	1,366	1,271
Prepaid rent	4,831	5,655
Operating lease liability	4,406	4,646
Accrued interest	3,879	3,476
Deferred rent	4,598	4,738
Accounts payable	800	3,053
Fair value of interest rate swaps	7,331	—
Other liabilities	2,016	1,864
	$37,249	$29,664

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

During 2024, the Company entered into forward sale agreements with respect to an aggregate 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted average price of $17.67 per share. As of June 30, 2025, 1,743,100 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

On August 12, 2024, the Company entered into a $300.0 million at-the-market equity program (the “2024 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective August 12, 2024, in connection with the establishment of the new at-the-market offering program, the 2023 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2023 ATM Program. As context requires, the 2024 ATM Program, the 2023 ATM Program, and the 2021 ATM Program are referred to herein as the “ATM Programs.”

During 2024, the Company entered into forward sale agreements with respect to an aggregate 152,547 shares of its common stock under the 2024 ATM Program at a weighted average price of $17.13 per share. As of June 30, 2025, 152,547 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

During 2025, the Company entered into forward sale agreements with respect to an aggregate 2,190,299 shares of its common stock under the 2024 ATM Program at a weighted average price of $16.40 per share. As of June 30, 2025, 1,085,000 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates of April 30, 2026 and June 11, 2026.

The following table presents information about the ATM Programs (in thousands):

			Maximum Sales Authorization	Gross Settlements through June 30, 2025 (1)
Program Name	Date Established	Date Terminated
2021 ATM Program	September 2021	October 2023	$250,000	$249,122
2023 ATM Program (2)	October 2023	August 2024	$300,000	$77,323
2024 ATM Program (3)	August 2024	—	$300,000	$28,694
(1) Represents shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) As of June 30, 2025, 1,743,100 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.39.
(3) As of June 30, 2025, 1,237,547 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $16.70.

The following table details information related to activity under the ATM Programs for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data). There was no activity during the three months ended March 31, 2025 and 2024; therefore, the amounts presented are the same for the three- and six-month periods.

	Three and Six Months Ended June 30,
	2025 (1)	2024 (2)
Shares of common stock issued	1,757,815	4,000,000
Weighted average price per share	$16.32	$16.50
Gross proceeds	$28,694	$66,000
Sales commissions and offering costs	$342	$676
Net proceeds (3)	$28,352	$65,324
(1) Includes 1,105,299 shares of common stock that were physically settled at a weighted-average price of $16.37 per share under the forward sale agreements with respect to the 2024 ATM Program.
(2) Includes 4,000,000 shares of common stock that were physically settled at a price of $16.50 per share under the forward sale agreements with respect to the 2021 ATM Program.
(3) The net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Class A OP Units.

As of June 30, 2025, $271.3 million of remaining gross proceeds are available for future issuances of shares of common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements.

January 2024 Follow-On Offering

In January 2024, the Company completed a registered public offering of 11,040,000 shares of its common stock at a public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2025. As of June 30, 2025, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements.

Surrendered Shares on Vested Stock Unit Awards

During the six months ended June 30, 2025 and 2024, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the six months ended June 30, 2025 and 2024, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 44 thousand and 71 thousand RSUs valued at approximately $0.6 million and $1.2 million, respectively, solely to pay the associated statutory tax withholding. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity.

Dividends

During the six months ended June 30, 2025, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025
April 25, 2025	0.210	June 2, 2025	17,159	June 16, 2025
	$0.420		$34,316

During the six months ended June 30, 2024, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024
April 23, 2024	0.205	June 3, 2024	15,042	June 14, 2024
	$0.410		$30,073

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. Accordingly, during both the six months ended June 30, 2025 and 2024, the Operating Partnership paid distributions of $0.2 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2025 and December 31, 2024, noncontrolling interests represented 0.5% of OP Units. During the three and six months ended June, 30, 2024, OP Unit holders redeemed 35,121 and 42,240 OP Units, respectively, into shares of common stock on a one-for-one basis. There were no OP Unit redemptions during the three and six months ended June 30, 2025.

Note 10 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 4,294,976 shares of common stock are reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related, or cash-based awards, including performance-based awards, to employees, directors, and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of June 30, 2025, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $1.5 million for both the three months ended June 30, 2025 and 2024. Stock-based compensation expense was $2.9 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based RSU activity for the period ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	326,987	$18.25
Granted during the period	279,345	14.55
Forfeited during the period	(1,546)	18.62
Vested during the period	(149,434)	18.74
Unvested RSU grants outstanding as of June 30, 2025	455,352	$15.82

For both the three months ended June 30, 2025 and 2024, the Company recognized $0.9 million in stock-based compensation expense associated with service-based RSUs. For the six months ended June 30, 2025 and 2024, the Company recognized $1.7 million and $1.9 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of June 30, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $5.4 million and $3.3 million, respectively, and as of June 30, 2025, these awards are expected to be recognized over a remaining weighted average period of 2.1 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made market-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through February 28, 2026, December 31, 2026, and December 31, 2027. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 24.4% and expected volatility of the Company’s peers, ranging from 19.5% to 98.2%, with an average volatility of 29.9% and a risk-free interest rate of 4.00%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $15.86 and the target absolute TSR was $14.28 for a weighted average grant date fair value of $14.91 per share. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period of three years.

The following table summarizes market-based RSU activity for the period ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	290,442	$18.75
Granted during the period	170,213	14.91
Forfeited during the period	(68,525)	22.38
Unvested RSU grants outstanding as of June 30, 2025	392,130	$16.45

For both the three months ended June 30, 2025 and 2024, the Company recognized $0.5 million in stock-based compensation expense associated with market-based RSUs. For the six months ended June 30, 2025 and 2024, the Company recognized $1.0 million and $1.1 million, respectively, in stock-based compensation expense associated with market-based RSUs. As of June 30, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $3.9 million and $2.4 million, respectively, and as of June 30, 2025, these awards are expected to be recognized over a remaining weighted average period of 2.1 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2025 under the Program was approximately $1.0 million as of June 30, 2025. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For both the three and six months ended June 30, 2025, the Company recognized approximately $0.1 million in stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,289	$(2,306)	$4,989	$(1,254)
Net (income) loss attributable to noncontrolling interest	(17)	15	(26)	8
Net income (loss) attributable to common shares, basic	3,272	(2,291)	4,963	(1,246)
Net income (loss) attributable to noncontrolling interest	17	(15)	26	(8)
Net income (loss) attributable to common shares, diluted	$3,289	$(2,306)	$4,989	$(1,254)

Denominator:
Weighted average common shares outstanding, basic	81,895,840	73,588,605	81,770,860	73,419,198
Effect of dilutive shares for diluted net income per common share:
OP Units	424,956	—	424,956	—
Unvested RSUs	173,333	—	118,205	—
Weighted average common shares outstanding, diluted	82,494,129	73,588,605	82,314,021	73,419,198

Net income (loss) available to common stockholders per common share, basic	$0.04	$(0.03)	$0.06	$(0.02)
Net income (loss) available to common stockholders per common share, diluted	$0.04	$(0.03)	$0.06	$(0.02)

For the three months ended June 30, 2024, diluted net loss per common share does not assume the conversion of 440,654 OP Units, 69,023 unvested RSUs, or 254,299 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

For the six months ended June 30, 2024, diluted net loss per common share does not assume the conversion of 459,520 OP Units, 118,790 unvested RSUs, or 462,103 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of June 30, 2025 and December 31, 2024, there were 424,956 OP Units outstanding.

Note 12 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may, from time to time, be subject to litigation, claims, and regulatory matters. There are none currently outstanding that the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity, or cash flows.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of June 30, 2025, the Company had tenant improvement allowance commitments totaling approximately $4.1 million, which is expected to be funded within the next 18 months. Additionally, as of June 30, 2025, the Company had commitments to fund property developments totaling $6.6 million, which is expected to be funded over the next 12 months. The Company also had commitments to extend funds under mortgage loans receivable of $14.0 million as of June 30, 2025, which is expected to occur over the next 18 months.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 7.1 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of June 30, 2025, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred subsequent to June 30, 2025 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On July 21, 2025, the Company’s Board of Directors declared a cash dividend of $0.215 per share for the third quarter of 2025. The dividend will be paid on September 15, 2025 to stockholders of record on September 2, 2025.

Forward Equity Sales

In July 2025, the Company entered into forward sale agreements with respect to an aggregate 107,400 shares of its common stock under the 2024 ATM Program at a weighted average price of $16.94 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than April 30, 2026.

Revolver Activity

In July 2025, the Company repaid $4.5 million, net of borrowings, on the Revolver.

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

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of June 30, 2025, we owned or had investments in 707 properties diversified by tenant, industry, and geography, comprising 106 different tenants across 27 retail sectors in 45 states. This includes two property developments where rent has not yet commenced. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of June 30, 2025, our investments generated ABR1 of $172.9 million. Approximately 52% of our ABR is from investment grade2 credit rated tenants and an additional 17% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 9.8 years, which we believe provides a strong, stable source of recurring cash flow.
1 Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of June 30, 2025.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s), or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants with metrics of more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x but do not carry a published rating from S&P, Moody’s, or NAIC.

January 2025 Debt Transactions

On January 15, 2025, we amended our existing credit agreements agented by PNC Bank, National Association (the “PNC Credit Agreement”), Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) and Truist Bank (the “Truist Credit Agreement”). The PNC Credit Agreement was amended and restated and provides for: a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”); an existing $200.0 million senior unsecured term loan, which was fully funded under the existing PNC Credit Agreement (the “2028 Term Loan”); and an upsized $500.0 million senior unsecured revolving credit facility (increased from $400.0 million under the existing PNC Credit Agreement) (the “Revolver”). The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at our election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and we have hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.12% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million senior unsecured term loan (the “2030 Term Loan A”) thereunder from January 2027 to January 2029 with an option, at our election, to extend the maturity to January 2030. The Truist Credit Agreement governs existing term loans thereunder (the “2029 Term Loan”). Among other changes, each of the PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement were also amended to remove certain financial covenants and provide for revised, improved pricing when we meet certain investment grade rating and leverage targets.

2024 ATM Program

On August 12, 2024, we entered into a $300.0 million at-the-market equity program (the “2024 ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions.

During 2025, we entered into forward sale agreements with respect to an aggregate 2,190,299 shares of its common stock under the 2024 ATM Program at a weighted average price of $16.40 per share. As of June 30, 2025, 1,085,000 shares remain unsettled under the forward sale agreements. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates of April 30, 2026 and June 11, 2026.

The following table details information related to activity under the 2024 ATM Program for the three and six months ended June 30, 2025 (in thousands, except share and per share data). There was no activity during the three months ended March 31, 2025; therefore, the amounts presented are the same for the three- and six-month periods.

Three and Six Months Ended June 30, 2025 (1)
Shares of common stock issued	1,757,815
Weighted average price per share	$16.32
Gross proceeds	$28,694
Sales commissions and offering costs	$342
Net proceeds	$28,352
(1) Includes 1,105,299 shares of common stock that were physically settled at a weighted-average price of $16.37 per share under the forward sale agreements with respect to the 2024 ATM Program.

Results of Operations

Overall

We continued to grow our assets held for investment during the first half of 2025 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average capitalization rate of approximately 7.7%. This growth was financed through the amendment of our PNC Credit Agreement and receipt of proceeds of $175.0 million under the 2030 Term Loan B, settlement of shares of common stock through our forward sale agreements in an amount of $17.9 million, the issuance of common stock under the 2024 ATM Program in an amount of $10.5 million, the usage of cash balances as a result of borrowings on our Revolver, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the six months ended June 30, 2025.

Acquisitions

During the three months ended June 30, 2025, we acquired 23 properties for a total purchase price of $96.5 million, inclusive of $1.0 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in nine states with a WALT of approximately 15.9 years.

During the six months ended June 30, 2025, we acquired 41 properties for a total purchase price of $174.0 million, inclusive of $1.9 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 20 states with a WALT of approximately 12.9 years.

Development

As of June 30, 2025, we had two property developments under construction. During the three and six months ended June 30, 2025, we invested $1.4 million and $2.2 million, respectively, in property developments. During the six months ended June 30, 2025, we completed development on two projects and reclassified approximately $6.5 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for both of the completed developments in the second quarter of 2025. The remaining two developments are expected to be substantially completed with rent commencing at various points throughout 2025. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2025.

Dispositions

During the three months ended June 30, 2025, we sold 20 properties for a total sales price, net of disposal costs, of $55.6 million, recognizing a net gain of $3.5 million on the sales. During the six months ended June 30, 2025, we sold 36 properties for a total sales price, net of disposal costs, of $94.2 million, recognizing a net gain of $5.6 million on the sales.

Investment in Mortgage Loans Receivable

During the three and six months ended June 30, 2025, we invested an additional $15.3 million and $25.7 million, respectively, in fully collateralized mortgage loans receivable with stated interest rates ranging from 7.00% to 10.25%. In addition, during the three and six months ended June 30, 2025, we collected $7.4 million and $12.1 million, respectively in principal on our mortgage loans receivable. The mortgage loans receivable are collateralized by real estate, primarily leased by investment grade credit rated tenants. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

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

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$45,158	$36,864
Interest income on loans receivable	3,128	2,703
Total revenues	48,286	39,567
Operating expenses
Property	4,484	3,982
General and administrative	5,475	5,268
Depreciation and amortization	21,506	18,544
Provisions for impairment	4,422	3,836
Transaction costs	73	47
Total operating expenses	35,960	31,677
Other (expense) income
Interest expense, net	(12,638)	(7,604)
Gain on sales of real estate, net	3,533	8
Other income (expense), net	81	(2,588)
Total other expense, net	(9,024)	(10,184)
Net income (loss) before income taxes	3,302	(2,294)
Income tax expense	(13)	(12)
Net income (loss)	$3,289	$(2,306)

Revenue. Revenue for the three months ended June 30, 2025 increased by $8.7 million to $48.3 million from $39.6 million for the three months ended June 30, 2024, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $6.7 million, an increase of $0.4 million related to interest income on mortgage loans receivable, combined net increases of property expense reimbursements of $1.0 million, and an increase of $0.6 million in straight-line rental revenue.

Total operating expenses. Total expenses increased by $4.3 million to $36.0 million for the three months ended June 30, 2025 as compared to $31.7 million for the three months ended June 30, 2024. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll-related costs. Total operating expenses include the following:

•Property expenses. Property expenses increased $0.5 million to $4.5 million for the three months ended June 30, 2025 from $4.0 million for the three months ended June 30, 2024. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.3 million, of which $0.4 million were related to reimbursable property taxes, partially offset by a decrease of $0.1 million of other reimbursable costs, and combined net increases of non-reimbursable property expenses of $0.2 million, primarily related to property insurance.

•General and administrative expenses. General and administrative expenses increased $0.2 million to $5.5 million for the three months ended June 30, 2025 from $5.3 million for the three months ended June 30, 2024. The increases within general and administrative expense were primarily related to an increase of $0.5 million of bonus expense, an increase of $0.2 million of stock-based compensation, an increase of $0.1 million of payroll expense, and other combined net increases of $0.1 million. These expenses were partially offset by decreases of $0.6 million of severance expenses and $0.1 million of legal expenses. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased $3.0 million to $21.5 million for the three months ended June 30, 2025 from $18.5 million for the three months ended June 30, 2024. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $1.7 million, building improvements depreciation expense of $0.8 million, and in-place lease amortization expense of $0.5 million.

•Provision for impairment. For the three months ended June 30, 2025, we recorded provisions for impairment of $4.4 million on nine properties, all of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during three months ended June 30, 2025. For the three months ended June 30, 2024, we recorded provisions for impairment of $3.8 million on 12 properties, the majority of which were classified as held-for-sale or disposed of during the three months ended June 30, 2024. Two of the properties were held for investment as of June 30, 2024. Property disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $5.0 million to $12.6 million for the three months ended June 30, 2025 from $7.6 million for the three months ended June 30, 2024. The increase is attributed to an increase of $2.5 million of interest related to our term loans, primarily related to our new 2030 Term Loan B, $0.4 million of interest incurred under our Revolver, primarily due to an increase in average borrowings outstanding, an increase of $1.7 million in amortization of deferred losses on interest rate swaps, an increase of $0.2 million in amortization of loan fees associated with the January 2025 debt transactions, and an increase of $0.2 million of capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $3.5 million for the three months ended June 30, 2025 from less than $0.1 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, 20 properties were sold for a sales price, net of disposal costs, of $55.6 million. For the three months ended June 30, 2024, six properties were sold for a sales price, net of disposal costs, of $12.1 million.

Other income (expense), net. Other income (expense), net increased by $2.7 million to $0.1 million of net other income for the three months ended June 30, 2025 from $2.6 million of net expense for the three months ended June 30, 2024. The net decrease to expense is primarily related to events that occurred during the three months ended June 30, 2024, including a transfer fraud loss of $2.8 million, net of insurance recoveries, $0.5 million of losses associated with property damages related to flooding, partially offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement during the three months ended June 30, 2024.

Net income (loss). Net income increased $5.6 million to net income of $3.3 million for the three months ended June 30, 2025 from a net loss of $2.3 million for the three months ended June 30, 2024. Net income increased primarily due to additional rental revenues associated with the growth of our real estate investment portfolio, an increase in the net gain on the sales of real estate, and the occurrence of a transfer fraud loss in the prior year. These increases are partially offset by increases in interest expense and depreciation and amortization expense.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

The following table sets forth our operating results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$87,748	$72,053
Interest income on loans receivable	6,203	5,187
Other revenue	245	—
Total revenues	94,196	77,240
Operating expenses
Property	9,287	8,084
General and administrative	10,644	10,978
Depreciation and amortization	42,429	36,084
Provisions for impairment	8,038	7,498
Transaction costs	120	175
Total operating expenses	70,518	62,819
Other (expense) income
Interest expense, net	(24,098)	(13,784)
Gain on sales of real estate, net	5,608	1,006
Loss on debt extinguishment	(46)	—
Other expense, net	(124)	(2,868)
Total other expense, net	(18,660)	(15,646)
Net income (loss) before income taxes	5,018	(1,225)
Income tax expense	(29)	(29)
Net income (loss)	$4,989	$(1,254)

Revenue. Revenue for the six months ended June 30, 2025 increased by $17.0 million to $94.2 million from $77.2 million for the six months ended June 30, 2024, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $13.5 million, an increase of $1.1 million related to interest income on mortgage loans receivable, combined net increases of property expense reimbursements of $1.1 million, an increase of $1.0 million in straight-line rental revenue, and an increase of $0.2 million of other revenue related to settlement proceeds associated with a lease termination.

Total operating expenses. Total expenses increased by $7.7 million to $70.5 million for the six months ended June 30, 2025 as compared to $62.8 million for the six months ended June 30, 2024. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, provisions for impairment, property-specific reimbursable expenses, and payroll-related costs, offset by a decrease in employee severance. Total operating expenses include the following:

•Property expenses. Property expenses increased $1.2 million to $9.3 million for the six months ended June 30, 2025 from $8.1 million for the six months ended June 30, 2024. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.8 million, of which $0.7 million were related to reimbursable property taxes, and combined net increases of non-reimbursable property expenses of $0.4 million, of which $0.3 million were related to property insurance.

•General and administrative expenses. General and administrative expenses decreased $0.4 million to $10.6 million for the six months ended June 30, 2025 from $11.0 million for the six months ended June 30, 2024. The decrease is primarily due to a decrease of employee severance of $1.4 million, partially offset by an increase of $0.7 million of bonus expense and an increase of $0.2 million of stock-based compensation. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased $6.3 million to $42.4 million for the six months ended June 30, 2025 from $36.1 million for the six months ended June 30, 2024. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $3.5 million, building improvements depreciation expense of $1.6 million, and in-place lease amortization expense of $1.1 million.

•Provision for impairment. For the six months ended June 30, 2025, we recorded provisions for impairment of $8.0 million on 21 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during six months ended June 30, 2025. One of the properties was held for investment as of June 30, 2025. For the six months ended June 30, 2024, we recorded provisions for impairment of $7.5 million on 23 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during six months ended June 30, 2024. Six properties were held for investment as of June 30, 2024. Property disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $10.3 million to $24.1 million for the six months ended June 30, 2025 from $13.8 million for the six months ended June 30, 2024. The increase is primarily attributed to an increase of $5.3 million of interest related to our term loans, of which $4.2 million, $0.8 million, and $0.4 million is related to our new 2030 Term Loan B, our 2029 Term Loan, and our 2030 Term Loan A, respectively. Additional increases are related to $0.8 million of interest incurred under our Revolver, primarily due to an increase in average borrowings outstanding, an increase of $3.4 million in amortization of deferred losses on interest rate swaps, an increase of $0.3 million in amortization of loan fees associated with the January 2025 debt transactions, and an increase of $0.5 million of capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $4.6 million to $5.6 million for the six months ended June 30, 2025 from $1.0 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, 36 properties were sold for a sales price, net of disposal costs, of $94.2 million. For the six months ended June 30, 2024, 18 properties were sold for a sales price, net of disposal costs, of $32.5 million.

Other expense, net. Other expense, net decreased by $2.8 million to $0.1 million for the six months ended June 30, 2025 from $2.9 million for the six months ended June 30, 2024. The net decrease to expense is primarily related to events that occurred during the six months ended June 30, 2024, including a transfer fraud loss of $2.8 million, net of insurance recoveries, and $0.9 million of losses associated with property damages related to flooding and foundation issues, offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement during the six months ended June 30, 2024 and $0.4 million of third-party debt issuance costs expensed as a result of the January 2025 debt transaction.

Net income (loss). Net income increased $6.3 million to net income of $5.0 million for the six months ended June 30, 2025 from a net loss of $1.3 million for the six months ended June 30, 2024. Net income increased due to additional rental revenues associated with the growth of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable, an increase in the net gain on the sales of real estate, a decrease of employee severance, and the occurrence of a transfer fraud loss in the prior year. The increase in net income is partially offset by increases in interest expense and depreciation and amortization expense.

Liquidity and Capital Resources

Our primary capital requirements are to fund property acquisitions and developments, fund investments in mortgage loans receivable and required interest payments, and fund working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of June 30, 2025, we had $200.0 million outstanding principal amount under the 2028 Term Loan, $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan A, $175.0 million outstanding principal amount under the 2030 Term Loan B, and $127.0 million of borrowings outstanding under the Revolver. Additionally, as of June 30, 2025, we had $30.3 million and $20.3 million of unsettled forward equity under our prior at-the-market equity program and our $300.0 million at-the-market equity program entered into in August 2024 (the “2024 ATM Program”), respectively. As of June 30, 2025, $271.3 million of remaining gross proceeds were available for future issuances of shares of our common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements. Lastly, we had $151.0 million of unsettled forward equity under the January 2024 follow-on offering forward sale agreements as of June 30, 2025.

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

We believe the availability of proceeds from the settlement of unsettled outstanding forward sale agreements, future issuances of shares of our common stock under the 2024 ATM Program, or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of June 30, 2025, our contractual debt obligations primarily include the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, the maturities of our 2030 Term Loan A and 2030 Term Loan B with the scheduled principal payments due on January 15, 2029, and the repayment of borrowings on our Revolver with a contractual maturity of January 15, 2029. During the six months ended June 30, 2025, we borrowed $143.0 million at a weighted average interest rate of 5.42% and also repaid $255.0 million on our Revolver.

The following table provides information with respect to our commitments as of June 30, 2025 (in thousands):

	Payment Due by Period
	Total	From July 1, 2025 to December 31, 2025	2026 - 2027	2028 - 2029	Thereafter
Contractual Obligations
2028 Term Loan – Principal	$200,000	$—	$—	$200,000	$—
2028 Term Loan – Variable interest (1)	20,324	3,912	15,521	891	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (2)	12,566	6,283	6,283	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (3)	22,622	3,217	12,762	6,643	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (4)	31,789	4,520	17,934	9,335	—
Revolver – Borrowings	127,000	—	—	127,000	—
Revolver – Variable interest	24,583	3,496	13,868	7,219	—
Facility Fee (5)	2,659	378	1,500	781	—
Mortgage Note – Principal	8,124	86	8,038	—	—
Mortgage Note – Interest	864	183	681	—	—
Property development under contract	6,599	6,599	—	—	—
Additional principal under mortgage loans receivable	13,951	9,511	4,440	—	—
Tenant improvement allowances	4,089	1,349	2,740	—	—
Corporate office lease obligations	4,955	321	1,323	1,396	1,915
Total	$1,080,125	$39,855	$335,090	$703,265	$1,915
(1) We have three interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2028 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2028 Term Loan are based on the weighted-average hedged fixed rate of 2.63% compared to the variable 2028 Term Loan daily simple SOFR rate as of June 30, 2025 of 4.32%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $200.0 million 2028 Term Loan outstanding through the maturity date of February 11, 2028.
(2) We have four interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2029 Term Loan. Accordingly, the projected interest rate obligations for the variable rate 2029 Term Loan are based on the weighted-average hedged fixed rate of 3.74% compared to the variable 2029 Term Loan daily simple SOFR rate as of June 30, 2025 of 4.40%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $250.0 million of the 2029 Term Loan outstanding through the contractual maturity date of July 3, 2026.

(3) We have four interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2030 Term Loan A. Accordingly, the projected interest rate obligations for the variable rate 2030 Term Loan A are based on the weighted-average hedged fixed rate of 2.40%, compared to the variable 2030 Term Loan A daily simple SOFR rate as of June 30, 2025 of 4.29%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2030 Term Loan A outstanding through the contractual maturity date of January 15, 2029.
(4) We have seven interest rate derivative contracts to fix the base interest rate (daily simple SOFR) on our 2030 Term Loan B. Accordingly, the projected interest rate obligations for the variable rate 2030 Term Loan B are based on the weighted-average hedged fixed rate of 3.87%, compared to the variable 2030 Term Loan B daily simple SOFR rate as of June 30, 2025 of 4.36%, plus a SOFR adjustment of 0.10% and applicable margin of 1.15% based on the $175.0 million 2030 Term Loan B outstanding through the contractual maturity date of January 15, 2029.
(5) We are subject to a facility fee of 0.15% on our Revolver.

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 7.1 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of June 30, 2025, we had commitments to fund property developments and extend funds under mortgage loans receivable totaling $6.6 million and $14.0 million, respectively, which is expected to be funded over the next 18 months.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” in “Item 1 – Financial Statements (unaudited).”

Historical Cash Flow Information

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$52,727	$37,018
Investing activities	(96,705)	(203,923)
Financing activities	49,398	150,702

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $15.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $13.5 million, additional interest received under our mortgage loans receivable, and changes in working capital accounts, partially offset by an increase in cash paid for interest of $7.4 million, and an increase in operating expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $107.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to an increase of $53.2 million in proceeds from the sale of real estate, a decrease of $26.5 million in real estate development and improvements, a decrease of $16.8 million in acquisitions of real estate, an increase of $9.8 million in principal collections on mortgage loans receivable, and a decrease in cash invested in mortgage loans receivable of $0.9 million.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $101.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributed to an increase in net repayments of $130.0 million under our Revolver and $36.9 million of less proceeds received due to fewer issuances of common stock in connection with our ATM Programs and forward sale agreements. Additional items contributing to the decrease are an increase of $6.3 million in deferred financing costs and an increase in payments of common stock dividends of $4.2 million. The decrease is partially offset by an increase in net term loan proceeds of $75.0 million, a decrease in the repurchase of common stock for tax withholding obligations of $0.6 million, and a decrease in deferred offering costs of $0.4 million.

Income Taxes

We elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019. To qualify as a REIT, we must meet certain organizational, income, asset, and distribution tests. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions of all of our taxable income to our stockholders and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. We intend to make sufficient distributions during 2025 to receive a full dividends paid deduction.

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

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), Adjusted EBITDAre, Annualized Adjusted EBITDAre, Net Debt, Adjusted Net Debt, property-level net operating income (“Property-Level NOI”), property-level cash net operating income (“Property-Level Cash NOI”), and property-level cash net operating income estimated run rate (“Property-Level Cash NOI - Estimated Run Rate”), all of which are detailed below. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. These include non-recurring executive transition costs, severance and related charges, other non-recurring losses (gains), and losses on debt extinguishments and other related costs.

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

FFO, Core FFO, and AFFO do not measure whether cash flow is sufficient to fund our cash needs, including principal amortization, capital improvements, and distributions to stockholders. FFO, Core FFO, and AFFO do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, FFO, Core FFO, and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO, Core FFO, and AFFO.

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income (loss)	$3,289	$(2,306)	$4,989	$(1,254)
Depreciation and amortization of real estate	21,433	18,465	42,283	35,926
Provisions for impairment	4,422	3,836	8,038	7,498
Gain on sales of real estate, net	(3,533)	(8)	(5,608)	(1,006)
FFO	25,611	19,987	49,702	41,164
Adjustments:
Non-recurring executive transition costs, severance, and related charges	3	624	79	1,481
Loss on debt extinguishment and other related costs	—	—	403	—
Other non-recurring loss, net	—	2,778	—	3,192
Core FFO	$25,614	$23,389	$50,184	$45,837
Adjustments:
Straight-line rent adjustments	(1,183)	(538)	(2,137)	(1,080)
Amortization of deferred financing costs	744	558	1,408	1,115
Amortization of above/below-market assumed debt	29	29	57	57
Amortization of loan origination costs and discounts	27	(16)	(50)	23
Amortization of lease-related intangibles	(6)	(98)	(76)	(193)
Earned development interest	39	370	82	703
Capitalized interest expense	(38)	(226)	(88)	(579)
Non-cash interest expense (income)	713	(979)	1,418	(1,958)
Non-cash compensation expense	1,521	1,328	2,909	2,752
AFFO	$27,460	$23,817	$53,707	$46,677

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income (loss)	$3,289	$(2,306)	$4,989	$(1,254)
Depreciation and amortization of real estate	21,433	18,465	42,283	35,926
Amortization of lease-related intangibles	(6)	(98)	(76)	(193)
Non-real estate depreciation and amortization	73	79	146	158
Interest expense, net	12,638	7,604	24,098	13,784
Income tax expense	13	12	29	29
Amortization of loan origination costs and discounts	27	(16)	(50)	23
EBITDA	37,467	23,740	71,419	48,473
Adjustments:
Provisions for impairment	4,422	3,836	8,038	7,498
Gain on sales of real estate, net	(3,533)	(8)	(5,608)	(1,006)
EBITDAre	$38,356	$27,568	$73,849	$54,965

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (dollars in thousands):

Three Months Ended June 30, 2025
(Unaudited)
Net income	$3,289
Depreciation and amortization of real estate	21,433
Amortization of lease-related intangibles	(6)
Non-real estate depreciation and amortization	73
Interest expense, net	12,638
Income tax expense	13
Amortization of loan origination costs and discounts	27
EBITDA	37,467
Adjustments:
Provisions for impairment	4,422
Gain on sales of real estate, net	(3,533)
EBITDAre	38,356
Adjustments:
Straight-line rent adjustments	(1,183)
Non-recurring executive transition costs, severance, and related charges	3
Other non-recurring income, net	(229)
Transaction costs	73
Non-cash compensation expense	1,521
Adjustment for construction in process (1)	32
Adjustment for intraquarter investment activities (2)	252
Adjusted EBITDAre	38,825

Annualized Adjusted EBITDAre (3)	$155,300
Adjusted Net Debt / Annualized Adjusted EBITDAre	4.6x
(1) Adjustment reflects the estimated cash yield on developments in process as of June 30, 2025.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended June 30, 2025 had occurred on April 1, 2025.
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

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt (in thousands):

As of
June 30, 2025
Principal amount of total debt	$935,124
Less: Cash, cash equivalents, and restricted cash	(19,740)
Net Debt	915,384
Less: Net value of unsettled forward equity (1)	(201,621)
Adjusted Net Debt	$713,763
(1) There were 11,820,647 unsettled shares under forward equity contracts as of June 30, 2025 at the available weighted-average net settlement price of $17.06.

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense, net, income tax expense, amortization of loan origination costs and discounts, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, losses on debt extinguishments, and other expense (income), net, including lease termination fees. We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions, and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate are not measurements of financial performance under GAAP and may not be comparable to similarly titled measures of other companies. You should not consider our measures as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended June 30, 2025
(Unaudited)
Net income	$3,289
General and administrative expense	5,475
Depreciation and amortization	21,506
Provisions for impairment	4,422
Transaction costs	73
Interest expense, net	12,638
Gain on sales of real estate, net	(3,533)
Income tax expense	13
Amortization of loan origination costs and discounts	27
Interest income on mortgage loans receivable	(3,128)
Other income, net	(337)
Property-Level NOI	40,445
Straight-line rent adjustments	(1,183)
Amortization of lease-related intangibles	(6)
Property-Level Cash NOI	$39,256
Adjustment for intraquarter acquisitions, dispositions, and completed development (1)	159
Property-Level Cash NOI - Estimated Run Rate	$39,415
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended June 30, 2025 had occurred on April 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of June 30, 2025, we had total indebtedness of approximately $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, and $127.0 million of borrowings under the Revolver, all of which are floating rate debt with a variable interest rate. For the three and six months ended June 30, 2025, we had average daily outstanding borrowings on our Revolver of $141.1 million and $118.9 million, respectively.
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

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of June 30, 2025, bore an interest rate determined by either (i) SOFR, plus a SOFR adjustment of 0.10%, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2025, which assumes a 1% adverse change in the interest rate as of June 30, 2025, the estimated market risk exposure was approximately $1.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.1*	Amended and Restated 2019 Omnibus Incentive Compensation Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

July 23, 2025	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

July 23, 2025	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 23, 2025	/s/ SOFIA CHERNYLO
Date	Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)