Form 10-Q
period 2025-09-30
NETSTREIT Corp.
filed 2025-10-27
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-39443

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 23, 2025 was 83,561,676.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Real estate, at cost:
Land	$676,664	$571,272
Buildings and improvements	1,471,002	1,400,393
Total real estate, at cost	2,147,666	1,971,665
Less accumulated depreciation	(173,846)	(143,422)
Property under development	1,794	6,118
Real estate held for investment, net	1,975,614	1,834,361
Assets held for sale	86,060	48,637
Mortgage loans receivable, net	138,307	139,409
Cash, cash equivalents, and restricted cash	53,324	14,320
Lease intangible assets, net	157,671	164,392
Other assets, net	56,958	58,227
Total assets	$2,467,934	$2,259,346
Liabilities and equity
Liabilities:
Term loans, net	$1,092,746	$622,608
Revolving credit facility	—	239,000
Mortgage note payable, net	7,824	7,853
Lease intangible liabilities, net	17,522	20,177
Liabilities related to assets held for sale	1,954	1,912
Accounts payable, accrued expenses, and other liabilities	41,957	29,664
Total liabilities	1,162,003	921,214
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 83,479,176 and 81,602,232 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	835	816
Additional paid-in capital	1,540,070	1,507,995
Distributions in excess of retained earnings	(235,097)	(188,046)
Accumulated other comprehensive (loss) income	(6,619)	10,206
Total stockholders’ equity	1,299,189	1,330,971
Noncontrolling interests	6,742	7,161
Total equity	1,305,931	1,338,132
Total liabilities and equity	$2,467,934	$2,259,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue (including reimbursable)	$45,026	$38,172	$132,774	$110,226
Interest income on loans receivable	3,282	3,272	9,485	8,458
Other revenue	—	—	245	—
Total revenues	48,308	41,444	142,504	118,684
Operating expenses
Property	4,302	4,494	13,589	12,578
General and administrative	5,128	4,287	15,772	15,266
Depreciation and amortization	21,389	20,438	63,818	56,522
Provisions for impairment	5,493	9,838	13,531	17,336
Transaction costs	19	26	139	201
Total operating expenses	36,331	39,083	106,849	101,903
Other (expense) income
Interest expense, net	(12,636)	(7,965)	(36,734)	(21,749)
Gain (loss) on sales of real estate, net	1,122	(132)	6,730	874
Loss on debt extinguishment	—	—	(46)	—
Other income (expense), net	170	416	46	(2,451)
Total other expense, net	(11,344)	(7,681)	(30,004)	(23,326)
Net income (loss) before income taxes	633	(5,320)	5,651	(6,545)
Income tax expense	(12)	(2)	(41)	(31)
Net income (loss)	621	(5,322)	5,610	(6,576)
Net income (loss) attributable to noncontrolling interests	3	(27)	29	(35)
Net income (loss) income attributable to common stockholders	$618	$(5,295)	$5,581	$(6,541)
Amounts available to common stockholders per common share:
Basic	$0.01	$(0.07)	$0.07	$(0.09)
Diluted	$0.01	$(0.07)	$0.07	$(0.09)
Weighted average common shares:
Basic	83,472,089	77,610,680	82,344,168	74,822,286
Diluted	85,641,948	77,610,680	83,429,550	74,822,286
Other comprehensive loss:
Net income (loss)	$621	$(5,322)	$5,610	$(6,576)
Change in value of derivatives, net	(1,404)	(20,164)	(16,912)	(11,456)
Total comprehensive loss	$(783)	$(25,486)	$(11,302)	$(18,032)
Comprehensive loss attributable to noncontrolling interests	(4)	(138)	(58)	(95)
Comprehensive loss attributable to common stockholders	$(779)	$(25,348)	$(11,244)	$(17,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	81,602,232	$816	$1,507,995	$(188,046)	$10,206	$1,330,971	$7,161	$1,338,132
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,157)	—	(17,157)	(89)	(17,246)
Dividends declared on restricted stock, net	—	—	—	(181)	—	(181)	—	(181)
Vesting of restricted stock units	136,338	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(39,661)	—	(573)	—	—	(573)	—	(573)
Stock-based compensation, net	—	—	1,388	169	—	1,557	—	1,557
Other comprehensive loss	—	—	—	—	(9,813)	(9,813)	(51)	(9,864)
Net income	—	—	—	1,691	—	1,691	9	1,700
Balance at March 31, 2025	81,698,909	$817	$1,508,809	$(203,524)	$393	$1,306,495	$7,030	$1,313,525
Issuance of common stock in public offerings, net of issuance costs	1,757,815	18	28,334	—	—	28,352	—	28,352
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,159)	—	(17,159)	(89)	(17,248)
Dividends declared on restricted stock, net	—	—	—	(178)	—	(178)	—	(178)
Vesting of restricted stock units	13,096	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,769)	—	(72)	—	—	(72)	—	(72)
Stock-based compensation, net	—	—	1,521	—	—	1,521	—	1,521
Other comprehensive loss	—	—	—	—	(5,615)	(5,615)	(29)	(5,644)
Net income	—	—	—	3,272	—	3,272	17	3,289
Balance at June 30, 2025	83,465,051	$835	$1,538,592	$(217,589)	$(5,222)	$1,316,616	$6,929	$1,323,545
OP Units converted to common stock	5,694	—	92	—	—	92	(92)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,947)	—	(17,947)	(91)	(18,038)
Dividends declared on restricted stock, net	—	—	—	(179)	—	(179)	—	(179)
Vesting of restricted stock units	13,678	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(5,247)	—	(98)	—	—	(98)	—	(98)
Stock-based compensation, net	—	—	1,484	—	—	1,484	—	1,484
Other comprehensive loss	—	—	—	—	(1,397)	(1,397)	(7)	(1,404)
Net income	—	—	—	618	—	618	3	621
Balance at September 30, 2025	83,479,176	$835	$1,540,070	$(235,097)	$(6,619)	$1,299,189	$6,742	$1,305,931

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

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$5,610	$(6,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,818	56,522
Amortization of deferred financing costs	2,164	1,673
Amortization of above/below-market assumed debt	86	86
Noncash revenue adjustments	(3,473)	(2,378)
Amortization of deferred losses (gains) on interest rate swaps	2,138	(2,948)
Stock-based compensation expense	4,393	4,657
Gain on sales of real estate, net	(6,730)	(874)
Provisions for impairment	13,531	17,336
Loss on debt extinguishment	46	—
(Gain) loss on involuntary conversion of building and improvements	(45)	644
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(775)	(4,019)
Accounts payable, accrued expenses, and other liabilities	402	(1,973)
Lease incentive payments	(464)	(22)
Net cash provided by operating activities	80,701	62,128
Cash flows from investing activities
Acquisitions of real estate	(365,223)	(302,299)
Real estate development and improvements	(4,041)	(37,306)
Investment in mortgage loans receivable	(26,726)	(26,205)
Earnest money deposits	(382)	(7,925)
Purchase of computer equipment and other corporate assets	(35)	(8)
Proceeds from sale of real estate	121,719	42,845
Principal collections on mortgage loans receivable	24,655	11,258
Proceeds from sale of mortgage loans receivable	10,480	—
Proceeds from the settlement of property-related insurance claims	45	261
Net cash used in investing activities	(239,508)	(319,379)
Cash flows from financing activities
Issuance of common stock in public offerings, net	28,352	135,475
Payment of common stock dividends	(52,263)	(46,324)
Payment of OP unit distributions	(269)	(280)
Payment of restricted stock dividends	(274)	(491)
Principal payments on mortgages payable	(122)	(115)
Proceeds under revolving credit facilities	199,000	251,000
Repayments under revolving credit facilities	(438,000)	(181,000)
Proceeds from term loans	518,675	100,000
Principal payments on term loans	(43,675)	—
Repurchase of common stock for tax withholding obligations	(743)	(1,325)
Payment of deferred offering costs	(835)	(868)
Payment of deferred financing costs	(12,035)	—
Net cash provided by financing activities	197,811	256,072
Net change in cash, cash equivalents, and restricted cash	39,004	(1,179)
Cash, cash equivalents, and restricted cash at beginning of the period	14,320	29,929
Cash, cash equivalents, and restricted cash at end of the period	$53,324	$28,750

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$31,894	$22,778
Cash (received) paid for income taxes, net	$(3)	$27
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$368	$279
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$16	$318
Accrued loan origination fees on mortgage loans receivable	$188	$200
Cash flow hedge change in fair value	$(19,050)	$(8,508)
Increase in mortgage loan receivable in exchange for disposition of real estate	$8,450	$12,714
Assumption of tenant allowances, other liabilities, and settlement of receivables in acquisitions of real estate	$3,068	$1,007
Accrued capital expenditures and real estate development and improvement costs	$2,025	$3,963

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of September 30, 2025, the Company owned or had investments in 723 properties located in 45 states.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2024, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the full year.

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

Provisions for Impairment

Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and discount rates, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under Accounting Standards Codification (“ASC”) Topic 820. The Company recorded provisions for impairment on long-lived assets of $4.1 million and $9.8 million during the three months ended September 30, 2025 and 2024, respectively, and $12.2 million and $17.3 million during the nine months ended September 30, 2025 and 2024, respectively.

Mortgage Loans Receivable, Net

The Company classifies mortgage loans receivable as held for sale when it has made the decision to sell a loan. The Company records provisions for impairment on mortgage loans receivable when classified as held for sale if the amortized cost basis exceeds fair value. Fair value is determined based on Level 3 inputs within the fair value hierarchy under ASC 820, which includes the expected selling price of the loan, current market conditions, investor yield requirements, and other relevant factors. The Company recorded non-credit related provisions for impairment of $1.4 million on three mortgage loans receivable that were disposed of at a discount during the three and nine months ended September 30, 2025. No provisions for impairment on mortgage loans receivable were recorded during the three and nine months ended September 30, 2024.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had no restricted cash as of September 30, 2025 and $7.9 million of restricted cash as of December 31, 2024.

The Company’s bank balances as of September 30, 2025 and December 31, 2024 included certain amounts over the Federal Deposit Insurance Corporation limits.

Fair Value Measurements

The Company estimates fair value of financial and nonfinancial assets and liabilities based on the framework established in the fair value accounting guidance, ASC Topic 820, Fair Value Measurement. Fair value measurements are utilized in the accounting of the Company’s assets acquired and liabilities assumed in an asset acquisition and also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability.

Concentrations of Credit Risk

During the three and nine months ended September 30, 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues.

During the three and nine months ended September 30, 2024, one tenant, Dollar General, accounted for 11.6% and 12.0% of total revenues, respectively.

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

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net income (loss), as reported on the condensed consolidated statements of operations and comprehensive loss to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), capitalization rate, tenant credit quality, industry type, and geographic location.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages single-tenant commercial retail net lease properties, the majority of which have long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of September 30, 2025, exclusive of mortgage loans receivable, the Company’s WALT was 9.9 years.

The Company’s property leases have been classified as operating leases, most of which have scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the condensed consolidated statements of operations and comprehensive loss and is presented net of any reserves, write-offs, or recoveries for uncollectible amounts.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenue
Fixed lease income (1)	$41,587	$35,346	$121,854	$101,000
Variable lease income (2)	3,404	2,657	10,809	8,864
Other rental revenue:
Above/below market lease amortization, net	247	354	766	927
Lease incentives	(212)	(185)	(655)	(565)
Rental revenue (including reimbursable)	$45,026	$38,172	$132,774	$110,226
(1)    Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2)    Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and reserves for uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the three and nine months ended September 30, 2025 and 2024.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of September 30, 2025 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2025	$41,230
2026	165,266
2027	163,299
2028	158,233
2029	149,465
Thereafter	1,065,458
Total	$1,742,951

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of September 30, 2025, the Company owned or had investments in 723 properties. The gross real estate investment portfolio, including properties under development and mortgage loans receivable, totaled approximately $2.6 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, mortgage loans receivable, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Texas and Illinois representing 14.6% and 8.4%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

The Company’s gross investment portfolio as of September 30, 2025 and December 31, 2024 is summarized below (dollars in thousands):

	Number of Investments		Amount of Investment
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Properties held for investment (1)	602	589	$2,349,144	$2,164,566
Properties held for sale	39	23	84,106	46,725
Mortgage loans receivable	80	76	138,452	139,483
Properties under development (2)	2	4	1,794	6,118
Total gross investment	723	692	$2,573,496	$2,356,892
(1) Includes one vacant property for the periods ended September 30, 2025 and December 31, 2024, and one completed development where rent had not commenced as of December 31, 2024.
(2) Rent has not commenced for properties under development.

Acquisitions

The Company’s acquisitions during the three and nine months ended September 30, 2025 and 2024 were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions during the period is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of properties acquired	46	22	87	68

Purchase price allocation:
Land	$76,421	$31,964	$151,504	$76,836
Buildings	93,726	64,504	173,046	179,391
Site improvements	9,363	5,792	16,444	19,221
Tenant improvements	1,263	801	2,112	2,605
In-place lease intangible assets	12,619	9,481	24,288	25,253
Above-market lease intangible assets	968	—	968	—
Below-market lease intangible liabilities	(71)	—	(71)	—
Total (1)	$194,289	$112,542	$368,291	$303,306
(1) During the three months ended September 30, 2025 and 2024, the Company capitalized $2.3 million and $1.1 million of acquisition costs, respectively. During the nine months ended September 30, 2025 and 2024, the Company capitalized $4.2 million and $2.8 million of acquisition costs, respectively.

Dispositions

The Company’s property dispositions during the three and nine months ended September 30, 2025 and 2024 are summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of properties sold	24	8	60	26
Sales price, net of disposal costs	$35,993	$23,018	$130,169	$55,559
Gain (loss) on sales of real estate, net	$1,122	$(132)	$6,730	$874

Development

The Company’s investment in property developments during the three and nine months ended September 30, 2025 and 2024 are summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of developments acquired	—	—	—	4
Purchase price of acquired developments	$—	$—	$—	$2,010

Total investment in properties under development (1)	$14	$4,975	$2,214	$27,936

Number of developments completed (2)	—	2	2	16
Amounts placed into service (3)	$—	$12,529	$6,545	$47,772
(1) During the three months ended September 30, 2025 and 2024, the Company capitalized less than $0.1 million and $0.1 million, respectively, of interest expense associated with properties under development. During the nine months ended September 30, 2025 and 2024, the Company capitalized approximately $0.1 million and $0.7 million, respectively, of interest expense associated with properties under development.
(2) For the two developments completed during the nine months ended September 30, 2025, rent commenced in the second quarter of 2025. For the 16 developments completed during the nine months ended September 30, 2024, rent commenced at various points throughout 2024.
(3) Amounts reclassified from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets.

As of September 30, 2025, the Company had two property developments under construction, which are expected to be substantially completed with rent commencing at various points throughout 2026. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2025.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of September 30, 2025 and December 31, 2024 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Mortgage (3) (4)	I/O	1	6.94%	6.00%	8/31/2027	$38,162	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (5)	I/O	3	8.10%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (5)	I/O	2	8.79%	10.09%	6/10/2026	2,230	8,408
Mortgage	None (6)	1	7.00%	7.00%	1/31/2026	825	825
Mortgage (3) (4) (7)	I/O	6	10.26%	10.25%	2/22/2026	11,059	11,658
Mortgage (3) (4) (8)	I/O	5	10.25%	10.25%	2/27/2026	10,174	8,853
Mortgage (9)	P+I	1	7.25%	7.25%	7/17/2027	—	4,076
Mortgage (9)	P+I	1	7.25%	7.25%	7/17/2027	—	5,221
Mortgage	I/O	1	14.68%	13.09%	1/17/2025	—	1,299
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,416	1,434
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	1	9.75%	9.75%	3/12/2026	1,533	—
Mortgage (3) (4) (10)	None (6)	10	9.75%	9.75%	10/30/2026	12,906	—
Mortgage	I/O	1	7.25%	7.25%	5/18/2027	6,050	—
Total						$138,452	$139,483
Unamortized loan origination costs and fees, net						55	74
Unamortized discount						(200)	(148)
Total mortgage loans receivable, net						$138,307	$139,409
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
(7) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from December 4, 2025 to February 22, 2026.
(8) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from October 26, 2025 to February 27, 2026.
(9) Loans were disposed during the three and nine months ended September 30, 2025. The table also excludes one loan that was entered into during 2025 and disposed of during the three and nine months ended September 30, 2025.
(10) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from March 28, 2026 to October 30, 2026.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$210,340	$(72,025)	$138,315	$203,104	$(60,729)	$142,375
Above-market leases	19,765	(6,178)	13,587	19,644	(5,500)	14,144
Lease incentives	7,825	(2,056)	5,769	9,529	(1,656)	7,873
Total intangible assets	$237,930	$(80,259)	$157,671	$232,277	$(67,885)	$164,392

Liabilities:
Below-market leases	$28,627	$(11,105)	$17,522	$29,847	$(9,670)	$20,177

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2025 and as of December 31, 2024 by category were as follows:

	Years Remaining
	September 30, 2025	December 31, 2024
In-place leases	8.6	8.6
Above-market leases	11.5	11.4
Below-market leases	9.6	10.1
Lease incentives	8.8	10.1

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying condensed consolidated statements of operations and comprehensive loss related to the amortization of intangible assets and liabilities for all property and ground leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization:
Amortization of in-place leases	$5,658	$5,588	$16,875	$15,659

Net adjustment to rental revenue:
Above-market lease assets	(371)	(410)	(1,122)	(1,239)
Below-market lease liabilities	618	765	1,887	2,167
Lease incentives	(212)	(185)	(655)	(565)
	$35	$170	$110	$363

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of September 30, 2025, for the next five years and thereafter (in thousands):

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
In-place leases	$5,780	$22,286	$20,547	$17,825	$15,410	$56,467	$138,315

Above-market lease assets	$(372)	$(1,464)	$(1,413)	$(1,382)	$(1,233)	$(7,723)	$(13,587)
Below-market lease liabilities	612	2,368	2,298	2,171	1,990	8,083	17,522
Lease incentives	(194)	(776)	(720)	(690)	(652)	(2,737)	(5,769)
Net adjustment to rental revenue	$46	$128	$165	$99	$105	$(2,377)	$(1,834)

Note 6 – Debt

Debt consists of the following (in thousands):

					Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	Hedged Interest Rate (3)	September 30, 2025	December 31, 2024
Debt:
2028 Term Loan	February 11, 2028	—	5.43%	3.78%	$200,000	$200,000
2029 Term Loan	July 3, 2026	January 3, 2029	5.31%	4.89%	250,000	250,000
2030 Term Loan A	January 15, 2029	January 15, 2030	5.27%	3.55%	175,000	175,000
2030 Term Loan B	January 15, 2029	January 15, 2030	5.33%	5.02%	175,000	—
2031 Term Loan	March 25, 2031	—	5.33%	4.59%	200,000	—
2032 Term Loan	September 24, 2032	—	5.68%	4.95%	100,000	—
Revolver	January 15, 2029	January 15, 2030	5.18%	—	—	239,000
Mortgage Note	November 1, 2027	—	4.53%	—	8,084	8,205
Total debt					1,108,084	872,205
Unamortized discount and debt issuance costs					(7,514)	(2,744)
Unamortized deferred financing costs, net (4)					(3,958)	(1,200)
Total debt, net					$1,096,612	$868,261
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Represents the stated interest rate within the respective debt agreement as of September 30, 2025. The term loans and Revolver bear a floating interest rate (SOFR) plus the applicable margin as described further in “Note 6 – Debt”.
(3) Represents the weighted-average hedged fixed rate plus the applicable margin as of September 30, 2025, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(4) The Company records deferred financing costs associated with the Revolver in other assets, net in its condensed consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan.

PNC Term Loan Agreement

On September 25, 2025, the Company entered into a Term Loan Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Term Loan Agreement”), related to a senior unsecured term loan facility consisting of (i) a $200.0 million senior unsecured term loan (the “2031 Term Loan”) and (ii) a $250.0 million senior unsecured term loan (the “2032 Term Loan”, and together with the 2031 Term Loan, the “PNC Term Loans”). All $200.0 million of the 2031 Term Loan was funded on September 25, 2025. Of the $250.0 million capacity of 2032 Term Loan commitments, $100.0 million in term loans were funded on September 25, 2025, and the remaining $150.0 million will be available as a delayed draw term loan commitment until September 25, 2026. Subject to the terms of the PNC Term Loan Agreement, the PNC Term Loans may be increased to an amount of up to $600.0 million at the Company’s request.

The 2031 Term Loan matures on March 25, 2031 and is repayable at the Company’s option in whole or in part without premium or penalty. The 2032 Term Loan matures on September 24, 2032 and is repayable at the Company’s option in whole or in part, subject to a prepayment premium equal to (i) 2.0% of any amount repaid during the first year of the term, and (ii) 1.0% of any amount repaid during the second year of the term.

The interest rate applicable under the PNC Term Loans is determined by the Company’s Investment Grade Rating (as defined in the PNC Term Loan Agreement). Prior to the date the Company obtains an Investment Grade Rating (as defined in the PNC Term Loan Agreement), interest rates are based on the Company’s consolidated total leverage ratio and are determined by (A) in the case of the 2031 Term Loan, either (i) SOFR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Term Loan Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio; and (B) in the case of the 2032 Term Loan, either (i) SOFR, plus a margin ranging from 1.50% to 2.20%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Term Loan Agreement), plus a margin ranging from 0.50% to 1.20%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating, and are determined by (A) in the case of the 2031 Term Loan, either (i) SOFR, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio and (B) in the case of the 2032 Term Loan, either (i) SOFR, plus a margin ranging from 1.15% to 2.20%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.15% to 1.20%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio.

Additionally, the Company will incur a ticking fee based on the total undrawn amount under the 2032 Term Loan. The ticking fee of 0.20% per annum will accrue from December 25, 2025 until September 25, 2026.

The Company has fully hedged the 2031 Term Loan with an all-in fixed interest rate of 4.59% and has partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.92%. The remaining $50.0 million of the 2032 Term Loan is currently unhedged. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Term Loan Agreement, the Company incurred approximately $3.7 million of debt issuance costs which were allocated between the 2031 Term Loan and 2032 Term Loan in the amounts of $2.2 million and $1.5 million, respectively. Additionally, the Company incurred $2.1 million of loan commitment fees associated with the 2032 Term Loan, which have been capitalized to other assets, net in the condensed consolidated balance sheets. The deferred financing costs and capitalized loan commitment fees are amortized over the term of the loans, and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

Truist Credit Agreement

On July 3, 2023, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”), related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”) which may, subject to the terms of the Truist Credit Agreement, be increased to an amount of up to $400.0 million at the Company’s request. On January 15, 2025, the Truist Credit Agreement was amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets. On September 25, 2025, the Truist Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the 2029 Term Loan.

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

The Company has fully hedged the 2029 Term Loan at an all-in fixed interest rate of 4.89% through January 2029. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the 2029 Term Loan, the Company incurred $1.4 million of debt issuance costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net in the condensed consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

On January 15, 2025, the Company amended and restated the existing PNC Credit Agreement to provide for: the existing $200.0 million 2028 Term Loan; an upsized $500.0 million Revolver (increased from $400.0 million under the existing PNC Credit Agreement); and a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”, and together with the 2028 Term Loan and the Revolver, the “PNC Credit Facility”). On September 25, 2025, the PNC Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the PNC Credit Facility. The borrowing capacity under the PNC Credit Facility may be increased in an amount of up to $1.4 billion in the aggregate.

The 2028 Term Loan matures on February 11, 2028. The 2030 Term Loan B and the upsized Revolver initially mature on January 15, 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 15, 2030. Borrowings under the PNC Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtains an Investment Grade Rating (as defined in the PNC Credit Agreement), interest rates are based on the Company’s consolidated total leverage ratio and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio; and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtains an Investment Grade Rating, interest rates are based on the Company’s Investment Grade Rating, and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 0.80% to 1.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 0.725% to 1.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.40%, based on the Company’s Investment Grade Rating and consolidated total leverage ratio.

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

The Company has fully hedged the 2028 Term Loan with an all-in fixed interest rate of 3.78%, and the 2030 Term Loan B with an all-in fixed interest rate of 5.02%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Credit Agreement, the Company incurred approximately $3.8 million of deferred financing costs which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. In connection with the first amendment to the PNC Credit Agreement, the Company incurred approximately $5.1 million of deferred financing costs which were allocated between the Revolver and 2030 Term Loan B in the amounts of $3.7 million and $1.4 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

Wells Fargo Credit Agreement

In December 2019, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent, which was subsequently amended and restated on June 15, 2023 (as amended, the “Wells Fargo Credit Agreement”), governing a $175.0 million senior unsecured term loan that was scheduled to mature on January 15, 2026, subject to a one-year extension option at the Company’s election (subject to certain conditions) (the “2027 Term Loan”).

On January 15, 2025, the Company amended and restated the Wells Fargo Credit Agreement to extend the maturity date of the 2027 Term Loan to January 15, 2029, subject to a one-year extension option at the Company’s election (subject to certain conditions) (as amended, the “2030 Term Loan A”). On September 25, 2025, the Wells Fargo Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the 2030 Term Loan A. The 2030 Term Loan A is repayable at the Company’s option in whole or in part without premium or penalty.

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

The Company has fully hedged the 2030 Term Loan A with an all-in fixed interest rate of 3.55%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

In connection with the 2030 Term Loan A, the Company incurred $1.1 million of deferred financing costs. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

Mortgage Note Payable

As of September 30, 2025, the Company had total gross mortgage indebtedness of $8.1 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $11.8 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan are interest-only through maturity. As of September 30, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
Remainder of 2025	$43	$—	$43
2026	178	250,000	250,178
2027	170	7,693	7,863
2028	—	200,000	200,000
2029	—	350,000	350,000
Thereafter	—	300,000	300,000
Total	$391	$1,107,693	$1,108,084
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revolving credit facilities (1)	$1,758	$1,876	$5,324	$4,635
Term loans (2)	9,303	6,528	26,854	18,728
Mortgage note payable	94	94	280	285
Non-cash:
Amortization of deferred financing costs	305	186	856	609
Amortization of debt discount and debt issuance costs, net	480	401	1,394	1,150
Amortization of deferred losses (gains) on interest rate swaps	720	(990)	2,138	(2,949)
Capitalized interest	(24)	(130)	(112)	(709)
Total interest expense, net	$12,636	$7,965	$36,734	$21,749
(1) Includes facility fees of approximately $0.2 million for the three months ended September 30, 2025 and 2024, and facility fees of $0.6 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

During the three months ended September 30, 2025 and 2024, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.36% and 6.62%, respectively. During the nine months ended September 30, 2025 and 2024, term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.31% and 6.67%, respectively.

During the three months ended September 30, 2025 and 2024, the Company incurred interest expense on the Revolver with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.56% and 6.45%, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred interest expense on the Revolver with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.47% and 6.49%, respectively.

The Company was in compliance with all of its debt covenants as of September 30, 2025 and expects to be in compliance for the twelve-month period ending December 31, 2025.

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

The following table summarizes the terms and fair values of the Company’s interest rate derivative contracts that were designated as cash flow hedges of interest rate risk as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Number of Instruments				Aggregate Notional Value		Fair Value of Asset (Liability)(2)
Associated Debt Instrument	September 30, 2025	December 31, 2024	Hedge Fixed Rate(1)	Maturity Dates	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
2028 Term Loan	3	3	2.63%	February 11, 2028	$200,000	$200,000	$3,126	$7,971
2029 Term Loan	4	4	3.74%	January 3, 2029	250,000	250,000	(3,416)	2,165
2030 Term Loan A	4	4	2.40%	January 23, 2027	175,000	175,000	2,471	5,629
2030 Term Loan B	7	7	3.87%	January 2, 2030	175,000	175,000	(3,900)	661
2031 Term Loan	8	—	3.44%	March 1, 2031	200,000	—	(826)	—
2032 Term Loan	8	—	3.42%	September 1, 2032	200,000	—	(79)	—
Total	34	18			$1,200,000	$800,000	$(2,624)	$16,426
(1) Represents the weighted-average hedge fixed rate of the derivative contracts for each associated debt instrument and excludes the associated applicable margin as described in “Note 6 – Debt.”
(2) Derivative contracts in asset positions are included within other assets, net and derivative contracts in liability positions are included within accounts payable, accrued expenses, and other liabilities in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The following table presents the effect of the Company’s interest rate swaps in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
For the Three Months Ended September 30
Interest Rate Products	$201	$(15,724)	Interest expense, net	$1,605	$4,890

For the Nine Months Ended September 30
Interest Rate Products	$(12,251)	$2,933	Interest expense, net	$4,660	$14,389

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and nine months ended September 30, 2025 and 2024. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as a decrease to interest expense.

Note 8 – Fair Value Measurements

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial Assets and Liabilities

Companies are required to disclose the estimated fair values of all financial instruments, even if those instruments are not carried at fair value. The fair values of financial instruments are based on estimates that reflect market conditions and perceived risks as of September 30, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The carrying values of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short-term nature of these instruments. Additionally, the Company believes that the following financial instruments have carrying values that approximate their fair values as of September 30, 2025:

•Borrowings under the Company’s Revolver (as defined in “Note 6 – Debt”) approximate fair value based on their nature, terms, and variable interest rates.
•Carrying values of the Company’s mortgage loans receivable approximate fair value based on a number of factors, including either their short-term nature, the availability of market quotes for comparable instruments, and a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.
•Carrying value of the Company’s mortgage note payable approximates fair value based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads.

The table below presents the carrying values and estimated fair values of certain financial assets and liabilities as of September 30, 2025 and December 31, 2024, aggregated by their level in the fair value hierarchy within which those measurements fall (in thousands):

			Fair Value Hierarchy Level
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Derivative assets	$5,597	$5,597	$—	$5,597	$—
Liabilities
Derivative liabilities	$8,221	$8,221	$—	$8,221	$—
Term loans (1)	$1,092,846	$1,104,202	$—	$—	$1,104,202

December 31, 2024
Assets
Derivative assets	$16,426	$16,426	$—	$16,426	$—
Liabilities
Term loans (1)	$622,608	$626,629	$—	$—	$626,629
(1) Recorded at carrying value in the condensed consolidated balance sheets which represents amortized cost, net of unamortized debt issuance and discount costs.

The estimated fair values of the Company’s term loans (each as defined in “Note 6 – Debt”) are derived based primarily on unobservable market inputs such as interest rates and discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates, and credit spreads (Level 3 inputs).

The Company’s derivative assets and liabilities are measured at fair value on a recurring basis. The estimated fair values are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Nonfinancial Assets and Liabilities

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs. Depending on impairment triggering events, impairments are typically recorded for properties sold, in the process of being sold, vacant, in bankruptcy, or experiencing difficulties with collection of rent.

The following table summarizes the provisions for impairment on real estate investments during the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Carrying value prior to impairment	$37,870	$48,237	$80,992	$101,196
Less: total provisions for impairment	(4,134)	(9,838)	(12,173)	(17,336)
Carrying value after impairment	$33,736	$38,399	$68,819	$83,860

Number of properties: (1)
Classified as held for sale	5	12	11	17
Disposed within the period	7	3	21	14
Classified as held for investment	1	3	2	9
(1) Includes the number of properties that were either (i) impaired during the respective period and remained as held for sale as of period-end, (ii) impaired and disposed during the respective period, or (iii) impaired during the respective period and remained as held for investment at period-end.

The valuation of impaired assets is determined using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, analysis of recent comparable sales transactions, discount rates, and purchase offers from third parties, all of which represent Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is inherently subjective, and actual results may differ materially from these estimates. During the three and nine months ended September 30, 2025, the Company accounted for held for investment assets at fair value using a cash flow model (Level 3 inputs) with capitalization rates ranging from 6.2% to 7.5%, which the Company believes is reasonable based on current market rates.

Note 9 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$8,763	$9,809
Deferred rent receivable	15,331	11,790
Prepaid assets	4,286	2,143
Earnest money deposits	993	517
Fair value of interest rate swaps	5,597	16,426
Deferred offering costs	2,400	1,641
Deferred financing costs, net	6,032	1,200
Right-of-use asset	3,187	3,484
Leasehold improvements and other corporate assets, net	1,240	1,425
Interest receivable	3,737	3,034
Other assets, net	5,392	6,758
	$56,958	$58,227

Accounts payable, accrued expenses, and other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses	$8,585	$4,961
Accrued bonus	2,118	1,271
Prepaid rent	4,757	5,655
Operating lease liability	4,281	4,646
Accrued interest	3,928	3,476
Deferred rent	4,985	4,738
Accounts payable	554	3,053
Fair value of interest rate swaps	8,221	—
Other liabilities	4,528	1,864
	$41,957	$29,664

Note 10 – Shareholders’ Equity

ATM Programs

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions.

During 2024, the Company entered into forward sale agreements with respect to an aggregate 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted-average price of $17.67 per share. As of September 30, 2025, 1,743,100 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2026.

On August 12, 2024, the Company entered into a $300.0 million at-the-market equity program (the “2024 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective August 12, 2024, in connection with the establishment of the new at-the-market offering program, the 2023 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2023 ATM Program. As context requires, the 2024 ATM Program, and the 2023 ATM Program are referred to herein as the “ATM Programs.”

During 2024, the Company entered into forward sale agreements with respect to an aggregate 152,547 shares of its common stock under the 2024 ATM Program at a weighted-average price of $17.13 per share. As of September 30, 2025, 152,547 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2025.

During 2025, the Company entered into forward sale agreements with respect to an aggregate 3,342,894 shares of its common stock under the 2024 ATM Program at a weighted-average price of $16.95 per share. As of September 30, 2025, 2,237,595 shares remain unsettled under the forward sale agreements. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates of April 30, 2026, June 11, 2026, September 8, 2026, and September 9, 2026.

The following table presents information about the ATM Programs (in thousands):

	Date Established	Date Terminated	Maximum Sales Authorization	Gross Settlements through September 30, 2025 (1)	Gross Proceeds Available as of September 30, 2025 (2)

Program Name
2023 ATM Program (3)	October 2023	August 2024	$300,000	$77,323	$30,806
2024 ATM Program (4)	August 2024	—	$300,000	$28,694	$271,306
(1) Represents shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) Represents gross proceeds available for future issuances of shares of common stock under the ATM Programs, inclusive of unsettled shares under forward sale agreements.
(3) As of September 30, 2025, 1,743,100 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.33.
(4) As of September 30, 2025, 2,390,142 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.06.

The following table details information related to activity under the ATM Programs for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data). There was no activity during the three months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024 (1)	2025 (2)	2024 (3)
Shares of common stock issued	—	1,983,711	1,757,815	5,983,711
Weighted average price per share	$—	$16.50	$16.32	$16.50
Gross proceeds	$—	$32,731	$28,694	$98,731
Sales commissions and offering costs	$—	$394	$342	$1,070
Net proceeds (4)	$—	$32,337	$28,352	$97,661
(1) Includes 1,983,711 shares of common stock that were physically settled at a weighted-average price of $16.50 per share under forward sale agreements.
(2) Includes 1,105,299 shares of common stock that were physically settled at a weighted-average price of $16.37 per share under forward sale agreements.
(3) Includes 5,983,711 shares of common stock that were physically settled at a weighted-average price of $16.50 per share under forward sale agreements.
(4) The net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Class A OP Units.

July 2025 Follow-On Offering

In July 2025, the Company completed a registered public offering of 12,420,000 shares of its common stock at a public offering price of $17.70 per share, including the full exercise of the underwriter’s option to purchase additional shares. In connection with the offering, the Company entered into forward sale agreements for 12,420,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than July 28, 2026. As of September 30, 2025, 12,420,000 shares remain unsettled under the July 2025 forward sale agreements.

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

The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2026. As of September 30, 2025, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements.

Surrendered Shares on Vested Stock Unit Awards

During the nine months ended September 30, 2025 and 2024, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. Amended and Restated 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the nine months ended September 30, 2025 and 2024, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 50 thousand and 77 thousand RSUs valued at approximately $0.7 million and $1.3 million, respectively, solely to pay the associated statutory withholding tax. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity.

Dividends

During the nine months ended September 30, 2025, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Nine Months Ended September 30, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025
April 25, 2025	0.210	June 2, 2025	17,159	June 16, 2025
July 21, 2025	0.215	September 2, 2025	17,947	September 15, 2025
	$0.635		$52,263

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

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. Accordingly, during both the nine months ended September 30, 2025 and 2024, the Operating Partnership paid distributions of $0.3 million to holders of OP Units.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units are convertible into common stock as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of September 30, 2025 and December 31, 2024, noncontrolling interests represented 0.5% of OP Units. During the three months ended September 30, 2025 and 2024, OP Unit holders redeemed 5,694 and 12,102 OP Units, respectively, into shares of common stock on a one-for-one basis. During the nine months ended September 30, 2025 and 2024, OP Unit holders redeemed 5,694 and 54,342 OP Units, respectively, into shares of common stock on a one-for-one basis.

Note 11 – Stock-Based Compensation

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

As of September 30, 2025, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss was $1.5 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense was $4.4 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. All awards of unvested restricted stock units are expected to fully vest over the next one to five years.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based RSU activity for the period ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	326,987	$18.25
Granted during the period	279,345	14.55
Forfeited during the period	(2,963)	17.01
Vested during the period	(163,112)	18.70
Unvested RSU grants outstanding as of September 30, 2025	440,257	$15.74

For the three months ended September 30, 2025 and 2024, the Company recognized $0.9 million and $0.8 million, respectively, in stock-based compensation expense associated with service-based RSUs. For the nine months ended September 30, 2025 and 2024, the Company recognized $2.6 million and $2.6 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of September 30, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $4.5 million and $3.3 million, respectively, and as of September 30, 2025, these awards are expected to be recognized over a remaining weighted average period of 2.0 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made performance-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through February 28, 2026, December 31, 2026, and December 31, 2027. Grant date fair value of the performance-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 24.4% and expected volatility of the Company’s peers, ranging from 19.5% to 98.2%, with an average volatility of 29.9% and a risk-free interest rate of 4.00%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $15.86 and the target absolute TSR was $14.28 for a weighted average grant date fair value of $14.91 per share. Stock-based compensation expense associated with unvested performance-based share awards is recognized on a straight-line basis over the minimum required service period of three years.

The following table summarizes performance-based RSU activity for the period ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	290,442	$18.75
Granted during the period	170,213	14.91
Forfeited during the period	(68,525)	22.38
Unvested RSU grants outstanding as of September 30, 2025	392,130	$16.45

For the three months ended September 30, 2025 and 2024, the Company recognized $0.6 million and $0.5 million, respectively, in stock-based compensation expense associated with performance-based RSUs. For both the nine months ended September 30, 2025 and 2024, the Company recognized $1.6 million in stock-based compensation expense associated with performance-based RSUs. As of September 30, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $3.3 million and $2.4 million, respectively, and as of September 30, 2025, these awards are expected to be recognized over a remaining weighted average period of 1.9 years.

Alignment of Interest Program

During March 2021, the Company adopted the Alignment of Interest Program (the “Program”), which allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2025 under the Program was approximately $1.1 million as of September 30, 2025. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million and $0.2 million, respectively, of stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

Note 12 – Earnings Per Share

Net income (loss) per common share has been computed pursuant to the guidance in the ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly calculated except that the denominator is increased by using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested RSUs and unsettled shares under open forward equity contracts and using the if-converted method to determine the potential dilutive effect of the OP Units. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$621	$(5,322)	$5,610	$(6,576)
Net (income) loss attributable to noncontrolling interest	(3)	27	(29)	35
Net income (loss) attributable to common shares, basic	618	(5,295)	5,581	(6,541)
Net income (loss) attributable to noncontrolling interest	3	(27)	29	(35)
Net income (loss) attributable to common shares, diluted	$621	$(5,322)	$5,610	$(6,576)

Denominator:
Weighted average common shares outstanding, basic	83,472,089	77,610,680	82,344,168	74,822,286
Effect of dilutive shares for diluted net income per common share:
OP Units	421,954	—	423,944	—
Unvested RSUs	420,132	—	218,847	—
Unsettled shares under open forward equity contracts	1,327,773	—	442,591	—
Weighted average common shares outstanding, diluted	85,641,948	77,610,680	83,429,550	74,822,286

Net income (loss) available to common stockholders per common share, basic	$0.01	$(0.07)	$0.07	$(0.09)
Net income (loss) available to common stockholders per common share, diluted	$0.01	$(0.07)	$0.07	$(0.09)

For the three months ended September 30, 2024, diluted net loss per common share does not assume the conversion of 433,942 OP Units, 115,703 unvested RSUs, or 10,219 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

For the nine months ended September 30, 2024, diluted net loss per common share does not assume the conversion of 450,952 OP Units, 117,761 unvested RSUs, or 311,475 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of September 30, 2025 and December 31, 2024, there were 419,262 and 424,956 OP Units outstanding, respectively.

Note 13 – Commitments and Contingencies

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of September 30, 2025, the Company had tenant improvement allowance commitments totaling approximately $6.3 million, commitments to fund property developments totaling $6.3 million, and commitments to extend funds under mortgage loans receivable of $11.4 million, all of which are expected to occur by the end of 2026.

In August 2021, the Company entered into a lease agreement on a new corporate office space, which is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable term of 6.8 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of September 30, 2025, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to September 30, 2025 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On October 24, 2025, the Company’s Board of Directors declared a cash dividend of $0.215 per share for the fourth quarter of 2025. The dividend will be paid on December 15, 2025 to stockholders of record on December 1, 2025.

Forward Equity Sales

In October 2025, the Company entered into forward sale agreements with respect to an aggregate 1,556,592 shares of its common stock under the 2024 ATM Program at a weighted-average price of $18.26 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than October 1, 2026.

ATM Settlements

In October 2025, the Company issued 82,500 shares of common stock under the 2024 ATM Program at a price of $18.10 per share for net proceeds of approximately $1.5 million.

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

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of September 30, 2025, we owned or had investments in 723 properties diversified by tenant, industry, and geography, comprising 114 different tenants across 28 retail sectors in 45 states. This includes two property developments where rent has not yet commenced. We focus on tenants in industries where a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including home improvement, auto parts, drug stores and pharmacies, general retail, grocers, convenience stores, discount stores, and quick-service restaurants, all of which we refer to as defensive retail industries. As of September 30, 2025, our investments generated ABR1 of $183.2 million. Approximately 47% of our ABR is from investment grade2 credit rated tenants and an additional 15% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 9.9 years.

1 Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of September 30, 2025.
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

July 2025 Follow-On Offering

In July 2025, we completed a registered public offering of 12,420,000 shares of our common stock at a public offering price of $17.70 per share, including the full exercise of the underwriter’s option to purchase additional shares. In connection with the offering, we entered into forward sale agreements for 12,420,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than July 28, 2026. As of September 30, 2025, 12,420,000 shares remain unsettled under the July 2025 forward sale agreements.

September 2025 Debt Transactions

On September 25, 2025, we entered into a Term Loan Agreement (the “PNC Term Loan Agreement”) which provides for: a $200.0 million senior unsecured term loan (the “2031 Term Loan”), all of which was funded on the closing date, and a $250.0 million senior unsecured term loan (the “2032 Term Loan”), of which $100.0 million was funded on the closing date and the remaining $150.0 million will be available as a delayed draw term loan commitment until September 25, 2026. The 2031 Term Loan matures on March 25, 2031 and the 2032 Term Loan matures on September 24, 2032. We have fully hedged the 2031 Term Loan at an all-in fixed interest rate of 4.59% through March 2031. We have partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.92% through September 2032, with the remaining $50.0 million of the 2032 Term Loan currently unhedged. Further, we amended our existing credit agreements agented by PNC Bank, National Association (the “PNC Credit Agreement”), Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) and Truist Bank (the “Truist Credit Agreement”), implementing certain conforming changes including, without limitation, removing the SOFR credit spread adjustments in those agreements.

ATM Program

During 2025, we entered into forward sale agreements with respect to an aggregate 3,342,894 shares of common stock under our existing ATM program at a weighted-average price of $16.95 per share. As of September 30, 2025, 2,237,595 shares remain unsettled under the forward sale agreements. We may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates of April 30, 2026, June 11, 2026, September 8, 2026, and September 9, 2026.

The following table details information related to activity under the ATM program for the nine months ended September 30, 2025 (in thousands, except share and per share data). There was no activity during the three months ended September 30, 2025.

Nine Months Ended September 30, 2025
Shares of common stock issued (1)	1,757,815
Weighted average price per share	$16.32
Gross proceeds	$28,694
Sales commissions and offering costs	$342
Net proceeds	$28,352
(1) Includes 1,105,299 shares of common stock that were physically settled at a weighted-average price of $16.37 per share under forward sale agreements.

Results of Operations

Overall

We continued to grow our assets held for investment during the nine months ended September 30, 2025 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average capitalization rate of approximately 7.6%. This growth was financed through the PNC Term Loan Agreement and receipt of proceeds of $200.0 million and $100.0 million under the 2031 Term Loan and 2032 Term Loan, respectively, the amendment of our PNC Credit Agreement and receipt of proceeds under our $175.0 million senior unsecured term loan (the “2030 Term Loan B”), settlement of shares of common stock through our forward sale agreements in an amount of $17.9 million, the issuance of common stock under the 2024 ATM Program in an amount of $10.5 million, the usage of cash balances as a result of borrowings on our Revolver, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the nine months ended September 30, 2025.

Acquisitions

During the three months ended September 30, 2025, we acquired 46 properties for a total purchase price of $194.3 million, inclusive of $2.3 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 20 states with a WALT of approximately 13.4 years.

During the nine months ended September 30, 2025, we acquired 87 properties for a total purchase price of $368.3 million, inclusive of $4.2 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 28 states with a WALT of approximately 13.1 years.

Development

As of September 30, 2025, we had two property developments under construction. During the three and nine months ended September 30, 2025, we invested $0.1 million and $2.2 million, respectively, in property developments. During the nine months ended September 30, 2025, we completed development on two projects and reclassified approximately $6.5 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for both of the completed developments in the second quarter of 2025. The remaining two developments are expected to be substantially completed with rent commencing at various points throughout 2026. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2025.

Dispositions

During the three months ended September 30, 2025, we sold 24 properties for a total sales price, net of disposal costs, of $36.0 million, recognizing a net gain of $1.1 million on the sales. During the nine months ended September 30, 2025, we sold 60 properties for a total sales price, net of disposal costs, of $130.2 million, recognizing a net gain of $6.7 million on the sales.

Investment in Mortgage Loans Receivable

During the three and nine months ended September 30, 2025, we invested an additional $9.6 million and $35.3 million, respectively, in fully collateralized mortgage loans receivable with stated interest rates ranging from 7.00% to 10.25%. In addition, during the three and nine months ended September 30, 2025, we collected $12.5 million and $24.7 million, respectively, in principal on our mortgage loans receivable. Additionally, we sold three mortgage loans receivable at a discount in an effort to manage tenant exposure, recognizing non-credit related provisions for impairment of $1.4 million for the three and nine months ended September 30, 2025. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Economic and Financial Environment

Changes in global or national market and economic conditions, such as global economic and financial market volatility and global geopolitical conflict, have caused, and may continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, fluctuating interest rates and inflation, increases in the rate of default and bankruptcy, and lower consumer and business spending, which could materially and adversely affect us. For example, the current and continuing macro-economic conditions, including variable inflation and changing interest rates, may increase the costs associated with acquiring new properties and decrease the availability of financing on terms that we find attractive, which could reduce our ability to acquire properties at our historical rate with attractive terms. Additionally, other macroeconomic pressures in the U.S. and the global economy, including new and proposed tariffs on imports into the United States and current and potential countermeasures by foreign governments and recession fears, may impact our tenants as consumers reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on tenants which, in turn, could impact our performance if tenants terminate leases or otherwise fail to pay rents. Other potential consequences of changes in economic and financial conditions include: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses, and tenant defaults under the lease; current or potential tenants may delay or postpone entering into long-term leases with us; increased costs of acquiring new properties on attractive terms; inability to borrow on terms and conditions that we find to be acceptable, which could reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. We continually monitor the commercial real estate and credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$45,026	$38,172
Interest income on loans receivable	3,282	3,272
Total revenues	48,308	41,444
Operating expenses
Property	4,302	4,494
General and administrative	5,128	4,287
Depreciation and amortization	21,389	20,438
Provisions for impairment	5,493	9,838
Transaction costs	19	26
Total operating expenses	36,331	39,083
Other (expense) income
Interest expense, net	(12,636)	(7,965)
Gain (loss) on sales of real estate, net	1,122	(132)
Other income, net	170	416
Total other expense, net	(11,344)	(7,681)
Net income (loss) before income taxes	633	(5,320)
Income tax expense	(12)	(2)
Net income (loss)	$621	$(5,322)

Revenue. Revenue for the three months ended September 30, 2025 increased by $6.9 million to $48.3 million from $41.4 million for the three months ended September 30, 2024, which is primarily attributed to an increase in the number of our operating leases. The increase includes additional cash rental receipts of $5.8 million, combined net increases of property expense reimbursements of $0.7 million, and an increase of $0.4 million in straight-line rental revenue.

Total operating expenses. Total operating expenses decreased by $2.8 million to $36.3 million for the three months ended September 30, 2025 as compared to $39.1 million for the three months ended September 30, 2024. The decrease is primarily attributed to a decrease in provisions for impairment, partially offset by increases in depreciation and amortization expense and payroll-related expenses. Total operating expenses include the following:

•Property expenses. Property expenses decreased by $0.2 million to $4.3 million for the three months ended September 30, 2025 from $4.5 million for the three months ended September 30, 2024. The decrease is primarily attributed to combined net decreases of reimbursable property expenses of $0.2 million, of which $0.4 million were related to reimbursable common area maintenance and $0.1 million were related to reimbursable insurance, partially offset by an increase of $0.3 million of reimbursable property taxes.

•General and administrative expenses. General and administrative expenses increased by $0.8 million to $5.1 million for the three months ended September 30, 2025 from $4.3 million for the three months ended September 30, 2024. The increases within general and administrative expense were primarily related to an increase of $0.6 million of bonus expense and an increase of $0.2 million of payroll expense. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses, as a percentage of our portfolio ABR and total assets, will decrease over time due to operating efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased by $1.0 million to $21.4 million for the three months ended September 30, 2025 from $20.4 million for the three months ended September 30, 2024. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $0.6 million, building improvements depreciation expense of $0.3 million, and in-place lease amortization expense of $0.1 million.

•Provisions for impairment. For the three months ended September 30, 2025, we recorded provisions for impairment of $5.5 million on 13 properties and three mortgage loans receivable, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed during the three months ended September 30, 2025. One of the properties was held for investment as of September 30, 2025. For the three months ended September 30, 2024, we recorded provisions for impairment of $9.8 million on 18 properties, the majority of which were classified as held-for-sale or disposed during the three months ended September 30, 2024. Three of the properties were held for investment as of September 30, 2024. Property disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $4.6 million to $12.6 million for the three months ended September 30, 2025 from $8.0 million for the three months ended September 30, 2024. The increase is primarily attributable to an increase of $2.7 million of interest related to our term loans, of which $2.3 million was related to our new 2030 Term Loan B, an increase of $1.7 million in amortization of deferred losses on interest rate swaps, and an increase of $0.2 million in amortization of loan fees associated with the January 2025 debt transactions.

Gain (loss) on sales of real estate, net. Net gain (loss) on sales of real estate increased by $1.2 million to a $1.1 million gain for the three months ended September 30, 2025 from a $0.1 million loss for the three months ended September 30, 2024. For the three months ended September 30, 2025, 24 properties were sold for a sales price, net of disposal costs, of $36.0 million. For the three months ended September 30, 2024, eight properties were sold for a sales price, net of disposal costs, of $23.0 million.

Other income, net. Other income, net decreased by $0.2 million to $0.2 million for the three months ended September 30, 2025 from $0.4 million for the three months ended September 30, 2024. The decrease is primarily related to a $0.2 million reduction in insurance recoveries associated with prior year property damages and an increase of $0.1 million of third-party debt issuance costs expensed as a result of the September 2025 debt transactions.

Net income (loss). Net income increased by $5.9 million to net income of $0.6 million for the three months ended September 30, 2025 from a net loss of $5.3 million for the three months ended September 30, 2024. Net income increased primarily due to additional rental revenues associated with the growth of our real estate investment portfolio, an increase in the net gain on the sales of real estate, and a decrease of provisions for impairment. These increases are partially offset by increases in interest expense, depreciation and amortization expense, and bonus and payroll-related expenses.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

The following table sets forth our operating results for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$132,774	$110,226
Interest income on loans receivable	9,485	8,458
Other revenue	245	—
Total revenues	142,504	118,684
Operating expenses
Property	13,589	12,578
General and administrative	15,772	15,266
Depreciation and amortization	63,818	56,522
Provisions for impairment	13,531	17,336
Transaction costs	139	201
Total operating expenses	106,849	101,903
Other (expense) income
Interest expense, net	(36,734)	(21,749)
Gain on sales of real estate, net	6,730	874
Loss on debt extinguishment	(46)	—
Other income (expense), net	46	(2,451)
Total other expense, net	(30,004)	(23,326)
Net income (loss) before income taxes	5,651	(6,545)
Income tax expense	(41)	(31)
Net income (loss)	$5,610	$(6,576)

Revenue. Revenue for the nine months ended September 30, 2025 increased by $23.8 million to $142.5 million from $118.7 million for the nine months ended September 30, 2024, which is attributed to an increase in the number of our operating leases and properties securing our mortgage loans. The increase includes additional cash rental receipts of $19.3 million, combined net increases of property expense reimbursements of $1.9 million, an increase of $1.4 million in straight-line rental revenue, an increase of $1.0 million related to interest income on mortgage loans receivable, and an increase of $0.2 million of other revenue related to settlement proceeds associated with a lease termination.

Total operating expenses. Total expenses increased by $4.9 million to $106.8 million for the nine months ended September 30, 2025 as compared to $101.9 million for the nine months ended September 30, 2024. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, property-specific reimbursable expenses, and payroll-related costs, offset by a decrease in employee severance and a decrease in provisions for impairment. Total operating expenses include the following:

•Property expenses. Property expenses increased by $1.0 million to $13.6 million for the nine months ended September 30, 2025 from $12.6 million for the nine months ended September 30, 2024. The increase is primarily attributed to the increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.6 million, of which $1.1 million were related to reimbursable property taxes, which were offset by decreases of $0.3 million and $0.2 million of reimbursable common area maintenance and reimbursable insurance, respectively, and combined net increases of non-reimbursable property expenses of $0.4 million, of which $0.3 million were related to property insurance.

•General and administrative expenses. General and administrative expenses increased by $0.5 million to $15.8 million for the nine months ended September 30, 2025 from $15.3 million for the nine months ended September 30, 2024. The increase is primarily due to an increase of $1.3 million of bonus expense, an increase of $0.3 million of stock-based compensation, and other net increases of $0.3 million, partially offset by a decrease of employee severance of $1.4 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses, as a percentage of our portfolio ABR and total assets, will decrease over time due to operating efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased by $7.3 million to $63.8 million for the nine months ended September 30, 2025 from $56.5 million for the nine months ended September 30, 2024. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $4.1 million, building improvements depreciation expense of $2.0 million, and in-place lease amortization expense of $1.2 million.

•Provisions for impairment. For the nine months ended September 30, 2025, we recorded provisions for impairment of $13.5 million on 34 properties and three mortgage loans receivable, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed during the nine months ended September 30, 2025. Two properties were held for investment as of September 30, 2025. For the nine months ended September 30, 2024, we recorded provisions for impairment of $17.3 million on 40 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed during the nine months ended September 30, 2024. Nine properties were held for investment as of September 30, 2024. Property disposals relate to management’s continuous assessment of the Company’s portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $15.0 million to $36.7 million for the nine months ended September 30, 2025 from $21.7 million for the nine months ended September 30, 2024. The increase is primarily attributable to an increase of $8.1 million of interest related to our term loans, of which $6.5 million, $0.8 million, and $0.7 million is related to our new 2030 Term Loan B, our $250.0 million senior unsecured term loan (the “2029 Term Loan”), and our $175.0 million senior unsecured term loan (the “2030 Term Loan A”), respectively. Additional increases are related to an increase of $5.1 million in amortization of deferred losses on interest rate swaps, an increase of $0.7 million of interest incurred under our Revolver, primarily due to an increase in average borrowings outstanding, an increase of $0.6 million of capitalized interest on our property developments, and an increase of $0.5 million in amortization of loan fees associated with the January 2025 debt transactions.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $5.8 million to $6.7 million for the nine months ended September 30, 2025 from $0.9 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, 60 properties were sold for a sales price, net of disposal costs, of $130.2 million. For the nine months ended September 30, 2024, 26 properties were sold for a sales price, net of disposal costs, of $55.6 million.

Other income (expense), net. Other income (expense), net decreased by $2.5 million to less than $0.1 million of other income for the nine months ended September 30, 2025 from $2.5 million of other expense for the nine months ended September 30, 2024. The net decrease in expense is primarily related to events that occurred during the nine months ended September 30, 2024, including a transfer fraud loss of $2.8 million, net of insurance recoveries, and $0.9 million of losses associated with property damages offset by $0.2 million of insurance recoveries, partially offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement during the nine months ended September 30, 2024 and $0.4 million and $0.1 million of third-party debt issuance costs expensed as a result of the January 2025 and September 2025 debt transactions.

Net income (loss). Net income increased by $12.2 million to net income of $5.6 million for the nine months ended September 30, 2025 from a net loss of $6.6 million for the nine months ended September 30, 2024. Net income increased due to additional rental revenues associated with the growth of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable, an increase in the net gain on the sales of real estate, a decrease in provisions for impairment, a decrease of employee severance, and the occurrence of a transfer fraud loss in the prior year. The increase in net income is partially offset by increases in interest expense and depreciation and amortization expense.

Liquidity and Capital Resources

Our primary capital requirements include funding property acquisitions and developments, investments in mortgage loans receivable, required debt interest payments, as well as working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of September 30, 2025, we had $200.0 million outstanding principal amount under the $200.0 million senior unsecured term loan (the “2028 Term Loan”), $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan A, $175.0 million outstanding principal amount under the 2030 Term Loan B, $200.0 million outstanding principal amount under the 2031 Term Loan, and $100.0 million outstanding principal amount under the 2032 Term Loan. Additionally, as of September 30, 2025, we had $40.8 million and $30.2 million of unsettled forward equity under our 2024 ATM Program and prior at-the-market equity program, respectively. As of September 30, 2025, $271.3 million of remaining gross proceeds were available for future issuances of shares of our common stock under the 2024 ATM Program, inclusive of unsettled shares under forward sale agreements. Lastly, we had $150.5 million and $209.7 million of unsettled forward equity under the January 2024 and July 2025 follow-on offering forward sale agreements, respectively, as of September 30, 2025.

On January 15, 2025, we amended our PNC Credit Agreement to provide for a new $175.0 million 2030 Term Loan B and an upsized $500.0 million Revolver. The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at our election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and we have hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 5.02% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million 2030 Term Loan A from January 2027 to January 2029 with an option, at our election, to extend the maturity to January 2030.

On September 25, 2025, we entered into a PNC Term Loan Agreement to provide for a new $200.0 million 2031 Term Loan, which was fully funded on the closing date, and a $250.0 million 2032 Term Loan, of which $100.0 million was funded on the closing date and the remaining $150.0 million will be available until September 25, 2026. The 2031 Term Loan matures on March 25, 2031 and the 2032 Term Loan matures on September 24, 2032. We have hedged the entire $200.0 million 2031 Term Loan at an all-in fixed interest rate of 4.59% through March 2031. We have partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.92% through September 2032, with the remaining $50.0 million of the 2032 Term Loan currently unhedged.

We believe the availability of proceeds from our debt, proceeds from the settlement of unsettled outstanding forward sale agreements, future issuances of shares of our common stock under our ATM program or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our 2032 Term Loan, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of September 30, 2025, our contractual debt obligations primarily include the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, the maturities of our 2030 Term Loan A and 2030 Term Loan B with the scheduled principal payments due on January 15, 2029, the maturity of our 2031 Term Loan with the scheduled principal payment due on March 25, 2031, and the maturity of our 2032 Term Loan with the scheduled principal payment due on September 24, 2032. During the nine months ended September 30, 2025, we borrowed $199.0 million at a weighted average interest rate of 5.47% and also repaid $438.0 million on our Revolver.

The following table provides information with respect to our commitments as of September 30, 2025 (in thousands):

	Payment Due by Period
	Total	From October 1, 2025 to December 31, 2025	2026 - 2027	2028 - 2029	Thereafter
Contractual Obligations
2028 Term Loan – Principal	$200,000	$—	$—	$200,000	$—
2028 Term Loan – Variable interest (1)	17,895	1,906	15,121	868	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (1)	9,236	3,079	6,157	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (1)	20,437	1,564	12,412	6,461	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (1)	28,953	2,216	17,584	9,153	—
2031 Term Loan – Principal	200,000	—	—	—	200,000
2031 Term Loan – Variable interest (1)	50,296	2,312	18,349	18,349	11,286
2032 Term Loan – Principal	100,000	—	—	—	100,000
2032 Term Loan – Variable interest (1)	34,541	1,247	9,891	9,891	13,512
Ticking Fee (2)	225	5	220	—	—
Facility Fee (3)	2,470	189	1,500	781	—
Mortgage Note – Principal	8,084	43	8,041	—	—
Mortgage Note – Interest	772	91	681	—	—
Property development under contract	6,269	1,740	4,529	—	—
Additional principal under mortgage loans receivable	11,403	4,778	6,625	—	—
Tenant improvement allowances	6,339	3,599	2,740	—	—
Corporate office lease obligations	4,795	161	1,323	1,396	1,915
Total	$1,301,715	$22,930	$355,173	$596,899	$326,713
(1) We have various interest rate derivative contracts to fix the variable base interest rate (SOFR) on our term loans. Accordingly, the projected interest rate obligations for the variable rate term loans are based on the weighted-average hedged fixed rates, plus the applicable margins. See “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” for further discussion on our debt and interest rate hedges.
(2) We are subject to a ticking fee of 0.20% on the undrawn amount under our 2032 Term Loan.
(3) We are subject to a facility fee of 0.15% on our Revolver.

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.8 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of September 30, 2025, we had commitments to fund property developments and extend funds under mortgage loans receivable totaling $6.3 million and $11.4 million, respectively, which is expected to be funded through the end of 2026.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” in “Item 1 – Financial Statements (unaudited).”

Historical Cash Flow Information

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$80,701	$62,128
Investing activities	(239,508)	(319,379)
Financing activities	197,811	256,072

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $18.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $19.3 million, additional interest received under our mortgage loans receivable, and changes in working capital accounts, partially offset by an increase in cash paid for interest of $9.1 million, and an increase in operating expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities decreased by $79.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to an increase of $78.9 million and $10.5 million of proceeds received from the sale of real estate and mortgage loans receivable, respectively, a decrease of $33.3 million in real estate development and improvements, an increase of $13.4 million in principal collections on mortgage loans receivable, and a decrease of $7.5 million in earnest money deposits, partially offset by an increase of $62.9 million in acquisitions of real estate and an increase in cash invested in mortgage loans receivable of $0.5 million.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities decreased by $58.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributed to an increase in net repayments of $309.0 million under our Revolver and $107.1 million of less proceeds received due to fewer issuances of common stock in connection with our ATM Programs and forward sale agreements. Additional items contributing to the decrease are an increase of $12.0 million in deferred financing costs and an increase in payments of common stock dividends of $6.0 million. The decrease is partially offset by an increase in net term loan proceeds of $375.0 million, and a decrease in the repurchase of common stock for tax withholding obligations of $0.6 million.

Income Taxes

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. These include non-recurring executive transition costs, severance and related charges, other non-recurring losses (gains), and debt related transaction costs.

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

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income (loss)	$621	$(5,322)	$5,610	$(6,576)
Depreciation and amortization of real estate	21,315	20,360	63,598	56,286
Provisions for impairment	4,134	9,838	12,173	17,336
(Gain) loss on sales of real estate, net	(1,122)	132	(6,730)	(874)
FFO	24,948	25,008	74,651	66,172
Adjustments:
Non-recurring executive transition costs, severance, and related charges	1	14	80	1,495
Debt related transaction costs	92	—	495	—
Other non-recurring loss (gain), net	1,314	(115)	1,314	3,077
Core FFO	26,355	24,907	76,540	70,744
Adjustments:
Straight-line rent adjustments	(1,126)	(749)	(3,263)	(1,829)
Amortization of deferred financing costs	756	558	2,164	1,673
Amortization of above/below-market assumed debt	29	29	86	86
Amortization of loan origination costs and discounts	(147)	(265)	(197)	(242)
Amortization of lease-related intangibles	(35)	(170)	(110)	(363)
Earned development interest	36	259	118	962
Capitalized interest expense	(24)	(130)	(112)	(709)
Non-cash interest expense (income)	721	(990)	2,138	(2,948)
Non-cash compensation expense	1,484	1,376	4,393	4,128
AFFO	$28,049	$24,825	$81,757	$71,502

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, non-recurring executive transition costs, severance and related charges, debt related transaction costs, transaction costs, other non-recurring loss (gain), net, other non-recurring expenses (income) including lease termination fees, as well as adjustments for construction in process and for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income (loss)	$621	$(5,322)	$5,610	$(6,576)
Depreciation and amortization of real estate	21,315	20,360	63,598	56,286
Amortization of lease-related intangibles	(35)	(170)	(110)	(363)
Non-real estate depreciation and amortization	74	78	220	236
Interest expense, net	12,636	7,965	36,734	21,749
Income tax expense	12	2	41	31
Amortization of loan origination costs and discounts	(147)	(265)	(197)	(242)
EBITDA	34,476	22,648	105,896	71,121
Adjustments:
Provisions for impairment	4,134	9,838	12,173	17,336
(Gain) loss on sales of real estate, net	(1,122)	132	(6,730)	(874)
EBITDAre	$37,488	$32,618	$111,339	$87,583

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (dollars in thousands):

Three Months Ended September 30, 2025
(Unaudited)
Net income	$621
Depreciation and amortization of real estate	21,315
Amortization of lease-related intangibles	(35)
Non-real estate depreciation and amortization	74
Interest expense, net	12,636
Income tax expense	12
Amortization of loan origination costs and discounts	(147)
EBITDA	34,476
Adjustments:
Provisions for impairment	4,134
Gain on sales of real estate, net	(1,122)
EBITDAre	37,488
Adjustments:
Straight-line rent adjustments	(1,126)
Debt related transaction costs	92
Non-recurring executive transition costs, severance, and related charges	1
Other non-recurring loss, net	1,314
Transaction costs	19
Non-cash compensation expense	1,484
Adjustment for construction in process (1)	32
Adjustment for intraquarter investment activities (2)	2,474
Adjusted EBITDAre	41,778

Annualized Adjusted EBITDAre (3)	$167,112
Net Debt / Annualized Adjusted EBITDAre	6.3x
Adjusted Net Debt / Annualized Adjusted EBITDAre	3.7x
Pro Forma Adjusted Net Debt / Annualized Adjusted EBITDAre	3.6x
(1) Adjustment reflects the estimated cash yield on developments in process as of September 30, 2025.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended September 30, 2025 had occurred on July 1, 2025.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt, Adjusted Net Debt, and Pro Forma Adjusted Net Debt

We calculate Net Debt as the principal amount of our total debt outstanding, excluding deferred financing costs, net discounts, and debt issuance costs, less cash, cash equivalents, and restricted cash available for future investment.

We then adjust Net Debt by the net value of unsettled forward equity as of period end to derive Adjusted Net Debt. Further, we adjust Adjusted Net Debt by the value of any unsettled forward equity and at-the-market sales occurring subsequent to the period to derive Pro Forma Adjusted Net Debt.

We believe excluding cash, cash equivalents, and restricted cash available for future investment from the principal amount of our total debt outstanding, together with the exclusion of the net value of unsettled forward equity as of period end and the net value of unsettled forward equity and at-the-market sales subsequent to the period, all of which could be used to repay debt, provides a useful estimate of the net contractual amount of borrowed capital to be repaid. We believe these adjustments are additional beneficial disclosures to investors and analysts.

The following table reconciles the principal amount of total debt to Net Debt, Adjusted Net Debt, and Pro Forma Adjusted Net Debt (in thousands):

As of
September 30, 2025
Principal amount of total debt	$1,108,084
Less: Cash, cash equivalents, and restricted cash	(53,324)
Net Debt	1,054,760
Less: Net value of unsettled forward equity (1)	(431,246)
Adjusted Net Debt	623,514
Less: Subsequent ATM sales (2)	(29,682)
Pro Forma Adjusted Net Debt	$593,832
(1) There were 25,393,242 unsettled shares under forward equity contracts as of September 30, 2025 at the available weighted-average net settlement price of $16.98.
(2) There were 1,556,592 unsettled shares under new forward equity contracts executed subsequent to the period at the available weighted-average net settlement price of $18.12. Additionally, there were 82,500 shares of common stock issued under the ATM program at a net settlement price of $17.96 per share.

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense, net, income tax expense, amortization of loan origination costs and discounts, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, debt related transaction costs, and other expense (income), net, including lease termination fees. We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions, and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended September 30, 2025
(Unaudited)
Net income	$621
General and administrative expense	5,128
Depreciation and amortization	21,389
Provisions for impairment	5,493
Transaction costs	19
Interest expense, net	12,636
Gain on sales of real estate, net	(1,122)
Income tax expense	12
Amortization of loan origination costs and discounts	(147)
Interest income on mortgage loans receivable	(3,282)
Other income, net	(170)
Property-Level NOI	40,577
Straight-line rent adjustments	(1,126)
Amortization of lease-related intangibles	(35)
Property-Level Cash NOI	$39,416
Adjustment for intraquarter acquisitions, dispositions, and completed development (1)	2,691
Property-Level Cash NOI - Estimated Run Rate	$42,107
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended September 30, 2025 had occurred on July 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of September 30, 2025, we had total indebtedness of $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, $200.0 million under the 2031 Term Loan, and $100.0 million under the 2032 Term Loan, all of which are floating rate debt with a variable interest rate. For the three and nine months ended September 30, 2025, we had average daily outstanding borrowings on our Revolver of $111.7 million and $116.5 million, respectively.
We have entered into interest rate derivative contracts in order to hedge our market risk associated with the term loans. The 2028 Term Loan, 2029 Term Loan, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan have interest rate hedges that coincide with the extended maturity dates of the loans. The 2030 Term Loan A interest rate hedge matures on January 23, 2027. The interest rate derivative contracts convert the variable rate debt on our term loans to a fixed interest rate (as further described in “Note 7 – Derivative Financial Instruments” in our condensed consolidated financial statements).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of September 30, 2025, bore an interest rate determined by either (i) SOFR, plus a margin ranging from 1.00% to 1.45%, based on our consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on our consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2025, which assumes a 1% adverse change in the interest rate as of September 30, 2025, the estimated market risk exposure was approximately $1.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

10.1*#
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 25, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

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
#
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

October 27, 2025	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

October 27, 2025	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 27, 2025	/s/ SOFIA CHERNYLO
Date	Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)