Form 10-K
period 2025-12-31
NETSTREIT Corp.
filed 2026-02-10
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $1.4 billion based on the closing sale price of the registrant’s common stock on that day as reported by the New York Stock Exchange. Excludes shares of the registrant’s common stock held as of such date by officers and directors that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 6, 2026, we had 97,073,872 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2025, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant,” the “Company,” “NETSTREIT,” “we,” “our,” or “us” refer to NETSTREIT Corp. and all of its consolidated subsidiaries, including NETSTREIT, L.P. (the “operating partnership”).

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). NETSTREIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially adversely affect actual results, performances, or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to:

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

•uncertainty regarding tariffs and global trade policies;

•failure to maintain our current credit ratings;

•failure to qualify or remain qualified for taxation as a REIT;

•changes in, or the failure or inability to comply with, applicable law or regulation; and

•the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K. The following is only a summary of the principal risks associated with an investment in our common stock. Material risks that may adversely affect our business, financial condition, or results of operations include, but are not limited to, the following:

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

•maintaining our credit ratings;

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

•insurance not adequately covering losses, or uninsured losses;

•failure to qualify or maintain qualification as a REIT for U.S. federal income tax purposes;

•the ability of our board of directors to revoke our REIT qualification without stockholder approval;

•future issuances of common stock;

•certain provisions of our charter, bylaws and Maryland law that could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock; and

•the designation of the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.

Item 1. Business

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of December 31, 2025, we owned or had investments in 761 properties diversified by tenant, industry, and geography, comprising 129 different tenants across 28 retail sectors in 45 states. This includes three property developments where rent has not yet commenced. We focus on tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts, all of which we refer to as defensive retail industries. As of December 31, 2025, our investments generated ABR1 of $198.3 million. Approximately 44% of our ABR is from investment grade2 credit rated tenants and an additional 14% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 10.1 years.

We were formed as a Maryland corporation on October 11, 2019, and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NTST” on August 13, 2020. We are structured as an umbrella partnership real estate investment trust (a “REIT”), meaning that we own our properties and conduct our business through our operating partnership, directly or through limited partnerships, limited liability companies or other subsidiaries. NETSTREIT GP, LLC, a wholly-owned subsidiary of the Company, is the sole general partner of our operating partnership. As of December 31, 2025, we owned 99.6% of the units of limited partnership interests in our operating partnership (“OP Units”). We have elected to be treated and qualify as a REIT for U.S. federal income tax purposes.

2025 Highlights

The following highlights our significant transactions for the year ended December 31, 2025:

•We acquired 140 properties located in 31 states with a WALT of approximately 13.9 years for a total purchase price of $603.0 million, inclusive of $7.0 million of capitalized acquisition costs.

•We sold 78 properties, including one property under development, for a total sales price, net of disposal costs, of $169.1 million, recognizing a net gain of $7.7 million.

•In September 2025, we entered into a term loan agreement that provides for (i) a $200.0 million senior unsecured term loan that was fully funded at closing and matures in March 2031 (the “2031 Term Loan”), and (ii) a $250.0 million senior unsecured term loan that matures in September 2032, of which $100.0 million was funded at closing and $50.0 million was funded in January 2026 (the “2032 Term Loan”).

1 Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest on all executed mortgage loans as of December 31, 2025.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s) or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants with investment grade credit metrics (more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x), but do not carry a published rating from S&P, Moody’s, or NAIC.

•In July 2025, we completed a registered public offering of 12,420,000 shares of our common stock on a forward basis at a public offering price of $17.70 per share, including the full exercise of the underwriters’ option to purchase additional shares. We physically settled 8,155,053 of these shares in December 2025 and received $137.0 million of net proceeds.

•We entered into forward sale agreements with respect to an aggregate 9,068,486 shares of common stock under our existing $300.0 million at-the-market equity program established in August 2024 (the “2024 ATM Program”) at a weighted-average price of $17.75 per share.

•In January 2025, we amended our existing credit agreements to provide for an aggregate of $550.0 million in senior unsecured term loans and to upsize our senior unsecured revolving credit facility to $500.0 million.

General Investment Criteria

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing, investing in, and growing a diversified portfolio of commercially desirable properties. As we continue to grow our portfolio, we seek to acquire single-tenant, commercial retail properties net leased on a long-term basis (generally at least ten years) to high credit quality tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. Our current strategy targets a portfolio that, over time, will:

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

Our Target Properties

We seek to acquire, own, invest in and manage a diversified portfolio of single-tenant commercial retail properties subject to long-term net leases with high credit quality tenants across the United States. Our growth and diversification strategy focuses on tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. Our management team focuses primarily on securing long-term leases with investment grade credit rated tenants and creditworthy tenants without an investment grade rating.

The current market for retail net leased properties is fragmented and decentralized. The relatively small transaction size of retail net lease properties, combined with the locations of many of these properties outside of primary markets, can be a deterrent for larger, institutional buyers that seek to deploy greater amounts of capital in larger markets and in assets that generate greater ABR per property. We generally target properties with a purchase price between $1 million and $10 million, a segment of the market that we believe is undercapitalized and where we can maintain a consistent pipeline of relatively small assets to acquire on attractive terms without the threat of broad competition while increasing our revenue diversification. We also selectively review larger properties with a purchase price in excess of $10 million when we believe the acquisition will be accretive to the quality of our portfolio. The average purchase price of a property in our portfolio as of December 31, 2025 was $3.7 million, our ABR per property is approximately $275 thousand, and our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods.

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

Investment Origination Process

Our current investment pipeline has been, and our investments going forward will be, identified by our senior management team, led by our Chief Executive Officer, Mark Manheimer, and supplemented by our entire acquisitions team. Our acquisition team has developed a broad network of long-standing relationships. Our ability to efficiently deploy capital is a direct result of our management team’s extensive network of industry relationships with retailers, brokers, intermediaries, private equity firms and others in the net lease industry, which we utilize to source a robust pipeline of attractive marketed and off-market investment opportunities through which we have deployed capital, acquiring 712 single-tenant retail net leased properties as of December 31, 2025 with an aggregate purchase price of $2.7 billion since our formation in December 2019 (excluding our property development acquisitions). We believe our relationship-based sourcing strategy will continue to generate a sustainable pipeline of opportunities to drive growth and achieve scale through the efficient deployment of capital raised in our capital markets offerings. In addition, we plan to continue to leverage our developer relationships to partner on build-to-suit opportunities with triple-net leases and desirable tenants. We believe our developer partnerships on build-to-suit projects, which provide higher yields than acquisitions, will differentiate us from our competitors without development expertise.

Underwriting and Portfolio Management

The Company assesses its investments and actively manages its existing portfolio using a three-part underwriting and risk management strategy with an emphasis on credit and real estate that includes:

•Tenant Credit Underwriting: We review corporate level financial information and assess business risks, including barriers to entry. As part of this analysis, we look for tenants that operate in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. We then review the tenant’s investment rating or establish a “shadow rating” using our proprietary credit modeling process for unrated tenants.

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

Finally, we use our active portfolio management strategy to (i) regularly review each of our properties for changes in unit performance, tenant credit and local real estate conditions, (ii) identify properties that do not meet our disciplined underwriting strategy, diversification objectives or risk management criteria, including below average rent coverage ratios or likelihood of non-renewal upon lease expiration, and (iii) opportunistically dispose of those properties and reinvest the proceeds in tax-deferred exchanges under Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended, (the “Code”), that will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. During 2025, we disposed of 78 properties, including one property under development, for a total sales price, net of disposal costs, of $169.1 million and improved portfolio performance by diversifying tenant concentration and improving certain key metrics.

Capital Allocation Strategy

We seek to maintain a capital structure that provides us with flexibility to manage our business and scale our platform through targeted acquisitions, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns. As of December 31, 2025, we had $200.0 million outstanding under the $200.0 million senior unsecured term loan (the “2028 Term Loan”), $250.0 million outstanding under the $250.0 million senior unsecured term loan (the “2029 Term Loan”), $175.0 million outstanding under the $175.0 million senior unsecured term loan (the “2030 Term Loan A”), $175.0 million outstanding under the $175.0 million senior unsecured term loan (the “2030 Term Loan B”), $200.0 million outstanding under the 2031 Term Loan, and $100.0 million outstanding under the 2032 Term Loan. We intend to target a conservative net debt to EBITDAre leverage ratio, including the impact of any forward unsettled equity, to best position the Company for growth, and we intend to capitalize on our leading origination, underwriting, financing, documentation and property processes to improve our efficiency. We also may access investment grade debt and equity capital markets to further maintain a prudent balance between debt and equity financing.

In addition, we seek to make investments that generate strong current income as a result of the difference, or spread, between the rate we earn on our assets and the rate we pay on our liabilities (primarily our long-term debt). We intend to augment that income with internal growth through a target dividend payout ratio that will permit some free cash flow reinvestment. We believe this will enable strong dividend growth without relying exclusively on future common stock issuances to fund new portfolio investments. Additionally, our WALT of 10.1 years as of December 31, 2025, along with our superior underwriting and portfolio monitoring capabilities that reduce default losses, are intended to make our cash flows highly stable.

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

Human Capital Management

As of December 31, 2025, we had 29 full-time employees. Our staff mostly comprises professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio management, and capital markets activities essential to our business.

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

◦Workplace culture and empowerment. We ensure that employees have a clear voice in sharing and upholding our cultural values and expectations through the Employee Experience Committee (EEC). The EEC allows the leadership team to engage with, and obtain feedback from, our employees on their workplace experiences. The EEC is comprised of non-management members of the organization who rotate annually. Members meet periodically to discuss recommendations to present to the leadership team, which may include additional substantive training, personal growth and professional development programs, company social and team-building events, employee benefits, and health and wellness programs.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes as well as other information filed with the SEC from time to time. The risks described below are those which we believe are the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the market price of our common stock could decline.

Risks Related to Our Business and Properties

Global market and economic conditions may materially and adversely affect us and our tenants.

Changes in global or national market and economic conditions, such as global economic and financial market volatility and global geopolitical conflict, have caused, and may continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, fluctuating interest rates and inflation, increases in the rate of default and bankruptcy, and lower consumer and business spending, which could materially and adversely affect us. For example, the recent macro-economic conditions of fluctuating interest and inflation rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find attractive, which has reduced our ability to acquire properties at our historical rate with attractive terms. More recently, there have been significant changes to U.S. trade policies, treaties and tariffs, and ongoing discussion and commentary continue regarding potential further significant changes. This has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Other potential consequences of changes in economic and financial conditions include, among others: changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses than the tenant can afford to pay, and tenant defaults under their leases; current or potential tenants may delay or postpone entering into long-term leases with us; continuing increased costs of acquiring new properties on attractive terms; inability to borrow on terms and conditions that we find to be acceptable, which could continue to reduce our ability to pursue acquisition opportunities or increase future interest expense; and the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations, which we may be unable to renegotiate or offset. Accordingly, a decline in economic conditions could materially and adversely affect us.

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of single-tenant, commercial retail properties subject to long-term net leases across the United States. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, which include, among others, the inability to collect rents from tenants due to financial hardship, including bankruptcy; changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant, commercial retail properties space; changes in consumer trends and preferences that affect the demand for products and services offered by our tenants; inability to lease or sell properties upon expiration or termination of existing leases; environmental risks, including the presence of hazardous or toxic substances or materials on our properties; the subjectivity of real estate valuations and changes in these valuations over time; the illiquid nature of real estate compared to most other financial assets; changes in laws and governmental regulations, including those governing real estate usage and zoning; changes in interest rates and the availability of financing on attractive terms or at all; and changes in the general economic and business climate. The occurrence of any of these may cause the value of our real estate to decline, which could materially and adversely affect us.

We may not be able to successfully execute our acquisition or development strategies.

Our ability to expand our portfolio through property acquisitions requires us to identify and complete acquisitions or investment opportunities on attractive terms that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. The recent macro-economic conditions of fluctuating interest and inflation rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find acceptable, which has reduced our ability to acquire properties at our historical rate with attractive terms. As a result, we may not be able to successfully implement our investment and acquisition strategies. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. Because we may invest in markets other than the ones in which our current properties are located or properties which may be leased to tenants other than those to which we have historically leased properties, we may also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to our management team.

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

Each of our properties is leased by a single tenant. Therefore, we believe that the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on the tenant’s individual business and its industry, which could be adversely affected by poor management, global market and economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services, or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means that, as of December 31, 2025, we owned numerous properties leased by the same entity (or related group of entities), including Dollar General, CVS, Walgreens, Family Dollar, Food Lion / Stop & Shop, Hobby Lobby, and Tractor Supply. To the extent we own numerous properties leased and/or operated by one entity (or related group of entities), the general failure of that single entity (or related group of entities) or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon expiration, become insolvent, or declare bankruptcy. For example, in 2024, Big Lots filed for bankruptcy protection and Walgreens announced that it would close about 1,200 underperforming stores in the United States over three years. We depend on our tenants to operate the properties we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, and pay real estate taxes. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants, or a single tenant that leases multiple properties from us, were unable to meet their obligations to us.

Single-tenant leases involve significant risks of tenant default.

Our strategy focuses primarily on investing in single-tenant, commercial retail properties subject to long-term net leases across the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk will be magnified if we decide to lease multiple properties to a single tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. In addition, we would be responsible for all of the operating costs of a property following a vacancy at a single-tenant building. Because our properties have generally been built to suit a particular tenant’s specific needs, we may also incur significant time and costs to prepare the leased premises for another tenant.

Our assessment that certain businesses are e-commerce resistant and recession-resilient may prove to be incorrect.

We primarily invest in properties leased to tenants in industries where we believe a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery and drug store and pharmacy industries, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences, and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

The tools we use to determine the creditworthiness of our tenants may not be accurate.

As of December 31, 2025, 55.7% of our properties were leased to unrated or sub-investment-grade tenants that we determine, through our disciplined underwriting and risk management strategy, to be creditworthy. This strategy includes reviewing corporate level financial information, assessing business risks, and reviewing investment ratings or establishing a “shadow rating” using our proprietary credit modeling process for unrated tenants. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investor Services, S&P Global Ratings, or another nationally recognized statistical rating organization. Our calculations of shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to tenant defaults, and investors may view our cash flows as less stable.

In addition, most investment-grade tenants are not required to provide unit-level reporting information pursuant to their leases. In these cases, we utilize technology tools that track cell phone use in stores to assess the performance of a particular store. If the data provided by these tools is not accurate, we may be subject to tenant defaults, and investors may view our cash flows as less stable.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

As of December 31, 2025, our portfolio included substantial holdings in Texas (17.3%), Illinois (8.3%), New York (6.9%), Georgia (5.0%), Wisconsin (4.9%), and North Carolina (4.0%) based on ABR as of December 31, 2025. In addition, a significant portion of our portfolio holdings (based on ABR as of December 31, 2025) were located in the South (49.5%) and Midwest (28.0%) regions of the United States (as defined by the U.S. Census Bureau). Future acquisitions could further increase this concentration. This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the regions, states, or markets within such states in which we have a concentration of properties. An economic downturn, changes in state-specific tax or labor laws or other regulatory changes, or other adverse events or conditions, such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

The top five tenants in our portfolio — CVS, Dollar General, Food Lion / Stop & Shop, Home Depot, and Hobby Lobby — contributed 4.8%, 4.7%, 4.3%, 3.8%, and 3.6%, respectively, of our ABR as of December 31, 2025. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space, or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space, and re-leasing space in properties where leases are expiring with the objective of optimizing our tenant mix and/or leasing properties on economically favorable terms. Current tenants may decline, or may not have the financial resources available, to renew current leases, and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties, and there is no guarantee that we will be able to find new tenants, that our properties will be re-leased at rental rates equal to or above the current average rental rates, or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other tenant inducements will not be necessary to attract new tenants. In addition, the loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital and time to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are built to suit the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be subject to an uncertain period of downtime without rental income, be required to renovate the property at significant costs, decrease the rent we charge, or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required or desire to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. If we are unable to renew leases, lease vacant space, or re-lease space as leases expire, it could have a material adverse effect on us.

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

Of the ABR of our portfolio as of December 31, 2025, 15.8% was generated from tenants under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant’s rights as a franchisee or licensee typically may be terminated, and the tenant may be precluded from competing with the franchiser or licensor upon termination. Typically, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchiser’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. If a tenant becomes bankrupt or insolvent, federal or state law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such a tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease(s). In addition, any claim we have for unpaid past rent may not be paid in full. We may also be unable to re-lease a terminated or rejected space on comparable terms, or at all. As a result, tenant bankruptcies may materially and adversely affect us.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, or investment conditions is limited. We may be unable to realize our investment objectives by a sale, other disposition, or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or lack of an established market for a property, changes in the financial condition, or prospects of potential purchasers, changes in macroeconomic conditions, and changes in laws, regulations, or fiscal policies of the jurisdiction in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to alter our portfolio in response to economic or other conditions promptly or on favorable terms, if at all, which may materially and adversely affect us.

We face significant competition for tenants, which may decrease or prevent increases in occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.

We compete with numerous developers, owners, and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located, and some of which may have greater financial resources than we do. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options in order to retain tenants or attract new tenants when our leases expire. This competition also may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us, and increase the prices paid for such acquired properties. Accordingly, competition for the acquisition of real property and tenants could materially and adversely affect us.

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

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, failures or delays in upgrading or transitioning to new platforms, or a breach in security of these systems or data (such as in the event of cyber-attacks, malicious internet-based activity, online and offline fraud, and administrative or technical failures and other similar activities that threaten the confidentiality, integrity, and availability of our information technology systems, including those of the third parties with whom we work, or data) has in the past, and may again in the future, result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy of our internal and external financial reporting. For example, during the second quarter of 2024, we were the victim of a criminal scheme involving a business email compromise of an employee that led to two fraudulent transfers to a third party impersonating one of our development partners. A failure or weakness in our information systems (or those of the third parties with whom we work) has in the past and could again in the future materially and adversely affect us, and the remediation of any such problems could result in significant unplanned expenditures, including, but not limited to costs associated with investigating, remediating, and responding to any such event, including civil penalties, fines, and litigation defense costs, as further discussed below.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, civil litigation and regulatory investigations, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors have in the past and may in the future gain access to other networks and systems after a compromise of our networks and systems. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as in our hardware and software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. As a result, vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders (including affected individuals, customers, regulators, and investors) of security incidents, or to take other actions. Such disclosures and actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: regulatory inquiries or government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on the processing of data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. In addition, although we maintain insurance, including cybersecurity insurance, such insurance may not be sufficient to cover all potential liabilities, losses, costs, and damages related to losses resulting from a security incident and could exceed coverage limits, result in increased premiums or exclusions, and may not fully compensate us for all losses, including those set forth above.

Data privacy risks, including evolving laws, regulations, and other obligations and compliance efforts, may result in business interruption and increased costs and liabilities.

Laws, regulations, and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to the collection, use, processing and protection of personal data are constantly evolving, as federal, state, local, and foreign governments continue to adopt new or enhanced measures addressing data privacy, data security, and processing personal data. Existing privacy and data protection laws and regulations in the United States (including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”)), the European Union (including the E.U.’s General Data Protection Regulation) and other jurisdictions impose stringent obligations on businesses that process, collect, or use personal data. For example, the CCPA, which applies to certain categories of personal data of California residents, provides for fines per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy and data protection laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex and could require changes to our data management practices, increase costs, and divert management attention and resources. Privacy-related claims or lawsuits initiated by governmental bodies, customers, or other third parties, irrespective of the merits, could be time consuming, result in costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), litigation (including class action claims), or mass arbitration demands, penalties and fines, require us to change our business practices, or cause business interruptions, and may lead to administrative, civil, or criminal liability.

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants.

We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity. In addition, as AI technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI and deepfake technologies to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. The AI-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems. If such AI-enhanced cyberattacks are successful, they could lead to substantial data breaches, loss of sensitive information, and significant financial and reputational damage.

Insurance on our properties may not adequately cover losses, and uninsured losses could materially and adversely affect us.

Our tenants generally are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net or double-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenants with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, acts of war, or pandemics or endemics, may be uninsurable or not economically insurable. In addition, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In the event there is damage to our properties that is not adequately covered by insurance, we may be materially and adversely affected.

We are subject to risks from natural disasters, such as hurricanes, tornados and flooding, and changes in weather patterns.

Natural disasters and severe weather such as flooding, earthquakes, fires, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration like we have in the South and Midwest regions of the United States (as defined by the U.S. Census Bureau), a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather.

We also are exposed to risks associated with inclement winter weather which could increase the need for maintenance and repair of our properties.

Lastly, to the extent that natural disasters do occur, their physical effects could have a material adverse effect on our properties, operations, and business. To the extent there are changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties, declining demand for space in our buildings, or the inability of us to operate the buildings at all in the areas affected by these conditions. Natural disasters and changes in weather patterns that increase the intensity of storms also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. Should any of these events be material in nature or occur for lengthy periods of time, our properties, operations, or business would be adversely affected.

We may become subject to litigation, which could materially and adversely affect us.

From time to time, we may become party to various lawsuits, claims and other legal proceedings. These matters may involve significant expense and may result in judgments or settlements, which may be significant. There can be no assurance that insurance will be available to cover losses related to legal proceedings or that our tenants will meet any indemnification obligations that they have to us. Litigation may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could materially and adversely affect us.

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

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity, and results of operations and adversely impact the market price of our common stock.

A decline in the fair value of our assets may require us to recognize an other-than-temporary impairment against such assets under U.S. generally accepted accounting principles (“GAAP”) if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity, and results of operations.

The form, timing, and/or amount of dividend distributions in future periods may vary and be affected by economic and other considerations.

The form, timing, and/or amount of dividend distributions will be authorized at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements applicable to REITs under the Code, Maryland law, and other factors as our board of directors may consider relevant. Our board of directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. We may not be able to pay dividends in the future or may need to fund such payments from external sources, including debt or equity financings, as to which no assurances can be given. Our failure to meet the market’s expectations with regard to future cash dividends could materially and adversely affect the market price of our common stock.

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

As of December 31, 2025, we had total debt of $1.1 billion outstanding, including $200.0 million outstanding under the 2028 Term Loan, $250.0 million outstanding under the 2029 Term Loan, $175.0 million outstanding under the 2030 Term Loan A, $175.0 million outstanding under the 2030 Term Loan B, $200.0 million outstanding under the 2031 Term Loan, and $100.0 million outstanding under the 2032 Term Loan. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to meet our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, or at all, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of our original indebtedness; counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross default provisions could result in a default on other indebtedness. In the future, we may enter into secured lending arrangements whereby lenders or mortgagees may foreclose on our properties or our interests in entities that own our properties that secure their loans and receive an assignment of rents and leases if we were to default under such arrangements. The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Failure to hedge effectively against interest rate changes may materially and adversely affect us.

We currently hedge a portion of our interest rate volatility through interest rate swaps. These arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to any hedging arrangements we enter into in the future may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our existing and future floating-rate borrowings may materially and adversely affect us.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to the debt capital markets.

Credit rating agencies, including Fitch Ratings and others that may issue credit ratings for us in the future, are expected to periodically evaluate our debt levels and other factors, which likely will include their assessments of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to the debt capital markets

Our debt financing agreements contain, and future debt financing agreements may contain, restrictions and covenants that may limit our ability to enter into or obtain funding for certain transactions, operate our business, or make distributions to our common stockholders.

Our current debt agreements contain, and other debt agreements we may enter into in the future may contain, financial and other covenants with which we are or will be required to comply, and which limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future in connection with additional borrowings, may cause us to have to forgo investment opportunities, reduce, or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowings may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on some or all of our other debt financing agreements.

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

We believe that our organization and current proposed method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Meeting some of these requirements may involve the determination of various factual matters and circumstances not entirely within our control. The REIT qualification requirements are extremely complex, and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial, or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because: we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate; we could be subject to increased state and local taxes; and, unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the market price of our common stock.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

Our operating partnership intends to qualify as a partnership for U.S. federal income tax purposes and intends to take that position for all income tax reporting purposes. We cannot assure you, however, that the Internal Revenue Service (“IRS”) will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If classified as a partnership, our operating partnership generally will not be a taxable entity and will not incur any U.S. federal income tax liability. However, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our operating partnership’s partnership units are not traded on an established securities market, the operating partnership’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our operating partnership may not qualify for one of the “safe harbors” under the applicable Treasury Regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends, and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our operating partnership may not meet this qualifying income test. If our operating partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

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

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts, and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the current maximum ordinary income tax rate of 37%, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

In order to defer potentially significant taxable gains upon the sale of properties that no longer meet our investment criteria, we intend to dispose of properties in 1031 Exchanges. The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, U.S. federal corporate income tax, possibly including interest and penalties. In addition, such recharacterization could result in such property sale, and potentially other property sales, being subject to the 100% penalty tax on net income from prohibited transactions. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a 1031 Exchange were later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax deferred basis.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes, or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of both income tests that apply to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, the benefit of any losses incurred by a TRS in which we own an interest will generally be limited to the offset of taxable income in such TRS (and such losses could theoretically be carried forward against future taxable income in such TRS).

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income, and the amounts we distribute to our stockholders. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs (20% for taxable years beginning after December 31, 2017 through December 31, 2025). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under the statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income, or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs (20% for taxable years beginning after December 31, 2017 through December 31, 2025). If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we may fail to qualify as a REIT if relief provisions do not apply. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. Our TRSs will pay U.S. federal, state, and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. There can be no assurance that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. If enacted, such changes could have an adverse impact on our business and financial results.

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

The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. We typically obtain Phase I environmental site assessments on all properties we finance or acquire. However, the Phase I environmental site assessments are limited in scope and therefore may not reveal all adverse environmental conditions affecting a property. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under, or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest; we may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination, or the party responsible for the contamination of the property.

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

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers will be subject to monetary liability resulting only from: actual receipt of an improper benefit or profit in money, property, or services; or active and deliberate dishonesty by the director or officer that is established by a final judgment and is material to the cause of action adjudicated.

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

Future sales or issuances of our common stock or other securities convertible into or exchangeable for our common stock could cause the market price of our common stock to decline and could result in stockholder dilution.

Our board of directors is authorized to increase the total number of shares of stock that we are authorized to issue and, without stockholder approval, to cause us to issue additional shares of our stock or to raise capital through the issuance of preferred stock, options, warrants and other rights on terms and for consideration as our board of directors in its sole discretion may determine. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests. In addition, we may issue preferred stock or other securities convertible into equity securities with a distribution preference or a liquidation preference that may limit our ability to make distributions on our common stock, and the sale or issuance of substantial amounts of our common stock will dilute the ownership of our stockholders and could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales or issuances of our common stock, or the availability of our common stock for future sales, on the value of our common stock. The sale or issuance of substantial amounts of our common stock, or the perception that such sales or issuances could occur, may adversely affect the market price of our common stock. In addition, as of February 6, 2026, 3,383,848 shares of our common stock were available for issuance in the future (including shares issuable upon the vesting of outstanding performance units) under our Amended and Restated 2019 Omnibus Incentive Plan, as amended.

In addition, our operating partnership may issue additional OP Units to directors or employees as compensation or to third parties in connection with acquisitions without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our common stock.

Certain provisions of our charter, bylaws and Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period); and

•“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, our bylaws provide that we will not be subject to the control share provisions of the MGCL, and our board of directors has, by resolution, exempted us from the business combination between us and any other person. In addition, the board resolution opting out of the business combination provisions of the MGCL provides that any alteration or repeal of the resolution shall be valid only if approved, at a meeting duly called, by the affirmative vote of a majority of votes cast by stockholders entitled to vote generally for directors, and our bylaws provide that any such alteration or repeal of the resolution, or any amendment, alteration or repeal of the provision in our bylaws exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock, will be valid only if approved, at a meeting duly called, by the affirmative vote of a majority of votes cast by stockholders entitled to vote generally for directors. Certain provisions of the MGCL permit the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board of directors) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring, or preventing a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the current market price.

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

The market price of shares of our common stock may be volatile and could decline substantially in the future.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general macroeconomic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, our ability to accretively raise capital and deploy proceeds in suitable investments, failure to meet analysts’ earnings estimates, publication of research reports about our industry, cybersecurity incidents, litigation and government investigations, changes or proposed changes in laws or regulations, or differing interpretations or enforcement thereof affecting our business, changes in market valuations of similar companies, speculation in the press or investment community, adverse market reactions to announcements by our tenants, including announcements about store closures, credit rating downgrades and bankruptcies, announcements by our competitors of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, and adverse publicity about our industry, and in response the market price of shares of our common stock could decrease significantly.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past and may in the future discover areas of our internal controls that need improvement. For example, during the quarter ended June 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise of an employee that led to two fraudulent transfers totaling $3.3 million to a third party impersonating one of our development partners. The result was a $2.8 million loss, net of insurance recoveries. While the Company subsequently identified the unauthorized transfers, our internal controls did not operate effectively to prevent the loss from occurring. Following these events, we strengthened our processes and controls related to fund transfers and vendor-related information updates, and reinforced existing policies and procedures around these processes. We also conducted additional training to emphasize the importance of exercising professional skepticism and judgment related to the procurement and payment process. Management believes that the foregoing actions have strengthened our procurement and payment process and improved our ability to detect fraudulent activities and safeguard Company assets. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. As we grow our business, our internal controls will become more complex, and we will require additional resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market price of our common stock. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market price of our common stock or limit our access to the capital markets and other sources of liquidity.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including Risks Related to our Business and Properties - Any material failure, weakness, interruption, or breach in security of our information systems or data, or those of the third parties with whom we work, could prevent us from effectively operating our business.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Manager, who has worked in various roles responsible for securing networks, hardware, and other application systems, our Chief Financial Officer, and our Chief Accounting Officer.

Our Chief Financial Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including senior management. The Company has identified and designated certain Company employees as members of a cybersecurity incident response team, including our Chief Accounting Officer, Chief Financial Officer, and IT Manager. This team helps the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee of the board of directors receives quarterly reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. These quarterly reports include summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

During the year ended December 31, 2025, we acquired 140 single-tenant retail net lease properties with an aggregate purchase price of $603.0 million. As of December 31, 2025, we owned or had investments in 761 properties spanning 45 states, with 129 different tenants represented across 28 retail sectors. This includes three property developments where rent has not yet commenced. As of December 31, 2025, our portfolio consisted of 13.7 million square feet and was 99.9% occupied (excluding three properties under development).

WA
MT
ND
MN
OR
ID
SD
WY
WI
MI
NY
PA
IA
NE
IL
IN
OH
NV
UT
CO
KS
MO
KY
WV
VA
CA
NC
TN
OK
AR
SC
AZ
NM
TX
MS
AL
GA
LA
FL
AK
HI
ME
VT
NH
MA
CT
RI
NJ
DE
MD
≥5% ABR
≥3% and <5% ABR
≥1% and <3% ABR
<1% ABR
0% ABR

As of December 31, 2025, our portfolio generated ABR of $198.3 million. As of December 31, 2025, our portfolio consisted of approximately 44% and 14% of investment grade tenants and investment grade profile tenants, respectively, by ABR, and had a WALT of 10.1 years (exclusive of mortgage loans receivable). As of December 31, 2025, none of our tenants represented more than 5.0% of our portfolio by ABR, and our top 10 largest tenants represented, in aggregate, 34.5% of our ABR. Six of our top 10 tenants are publicly traded companies, or are subsidiaries of publicly traded companies, that have investment grade credit ratings, in addition to Hobby Lobby Stores, Inc., an investment grade profile tenant.

Tenant Diversification

As of December 31, 2025, our 761 investments were operated by 129 different tenants, each representing a distinct brand or concept, with no one tenant representing more than 5.0% of our portfolio by ABR. The following table details information about our tenants as of December 31, 2025:

Tenant (1)	Number of Investments (2)	% of Annualized Base Rent
CVS Health Corporation	31	4.8%
Dollar General Corporation	78	4.7%
Koninklijke Ahold Delhaize N.V. (Food Lion / Stop & Shop)	11	4.3%
Home Depot U.S.A, Inc.	5	3.8%
Hobby Lobby Stores, Inc.	17	3.6%
Tractor Supply Company	25	3.5%
Walgreen Co.	17	2.5%
Family Dollar Stores, Inc.	43	2.5%
Wal-Mart Stores, Inc.	7	2.5%
United Lone Enterprises LLC	13	2.3%
Speedway, LLC	50	2.3%
Life Time, Inc.	2	2.1%
Academy, Ltd.	5	2.1%
Best Buy Stores, L.P.	7	2.0%
Subtotal of Tenants with ABR greater than 2.0%	311	43.0%
Other	446	57.0%
Total / Weighted Average	757	100.0%
(1) Represents tenant or guarantor.
(2) Excludes one vacant property and three properties under development.

Tenant Industry Diversification

The majority of our portfolio is comprised of properties leased to tenants operating in defensive retail industries, with 87.1% of our ABR as of December 31, 2025 coming from necessity, service-oriented, and/or discount industries. Necessity-based industries are those that are considered essential by consumers and include sectors such as grocers, home improvement, drug stores, general retail, and auto parts. Service-oriented industries consist of retailers that provide services rather than goods, including, for example, convenience stores, health and fitness, quick-service restaurants, and tire and auto services. Discount retailers offer a low price point and consist of off-price and dollar stores.

The breakdown of our necessity-based retail, service-oriented, discount-focused, and other, non-defensive retail industries by sector and by percentage of ABR as of December 31, 2025 is set forth below:

Tenant Industry and Sector	Number of Investments (1)	% of Total ABR (2)	% of Total Gross Leasable Area (2) (3)
Necessity-Based Retail
Grocery	50	14.0%	18.0%
Home Improvement	31	8.8%	10.9%
Drug Stores & Pharmacies (4)	48	7.3%	4.6%
Farm Supplies	28	4.6%	5.6%
Medical & Dental	32	4.5%	2.2%
General Retail	7	2.5%	7.5%
Auto Parts	53	2.3%	3.1%
Banking	2	0.2%	0.1%
Wholesale Warehouse Club	1	0.2%	0.8%
Pet Supplies	1	0.1%	0.1%
Total Necessity-Based Retail	253	44.5%	52.9%
Service-Oriented Industry
Convenience Stores	134	13.7%	3.2%
Health and Fitness	10	5.4%	3.8%
Quick Service Restaurants	65	5.2%	0.9%
Automotive Service	56	4.4%	2.6%
Casual Dining	6	0.5%	0.3%
Equipment Rental and Leasing	6	0.4%	0.4%
Total Service-Oriented Industry	277	29.6%	11.1%
Discount-Focused Industry
Dollar Stores	144	8.6%	11.4%
Discount Retail	33	4.4%	8.5%
Total Discount-Focused Industry	177	13.1%	19.9%
Defensive Retail Industries	707	87.1%	83.9%
Other, Non-Defensive Industries
Sporting Goods	10	4.8%	4.7%
Arts & Crafts	16	3.5%	6.4%
Consumer Electronics	7	2.0%	2.5%
Apparel	6	0.8%	1.4%
Specialty	2	0.5%	0.5%
Furniture Stores	2	0.5%	0.3%
Telecommunications	4	0.4%	0.2%
Beauty Supplies	1	0.1%	0.1%
Gift, Novelty, and Souvenir Shops	1	0.1%	0.1%
Home Furnishings	1	0.1%	0.0%
Total Other, Non-Defensive	50	12.9%	16.1%
Total, All Industries	757	100.0%	100.0%
(1) Excludes one vacant property and three properties under development.
(2) Certain figures in this table may not foot due to rounding.
(3) Square feet.
(4) The Drug Stores & Pharmacies industry has one property that resides in NETSTREIT Management TRS, LLC (“NETSTREIT TRS”), representing approximately 0.2% of ABR.

Geographic Diversification

The following table presents ABR by state for our portfolio as of December 31, 2025:

Tenant State	Number of Investments (1)	% of Total ABR (2)	% of Total Gross Leasable Area (2) (3)
Texas	102	17.3%	10.4%
Illinois	43	8.3%	7.5%
New York	40	6.9%	7.4%
Georgia	36	5.0%	7.3%
Wisconsin	26	4.9%	6.7%
North Carolina	69	4.0%	3.9%
Alabama	50	3.9%	3.7%
Indiana	30	3.9%	3.5%
Florida	24	3.9%	2.7%
Ohio	37	3.8%	5.2%
Pennsylvania	30	3.5%	3.6%
Virginia	16	3.4%	2.2%
Louisiana	18	3.1%	3.9%
California	12	2.6%	2.0%
Mississippi	19	2.1%	3.8%
Michigan	16	2.0%	3.0%
South Carolina	17	1.8%	2.7%
Arizona	7	1.5%	1.1%
Oklahoma	14	1.4%	1.4%
Missouri	13	1.3%	0.5%
Other (4)	138	15.5%	17.8%
Total	757	100.0%	100.0%
(1) Excludes one vacant property and three properties under development.
(2) Certain figures in this table may not foot due to rounding.
(3) Square feet.
(4) Includes 25 states.

Lease Terms and Expirations

Our leases typically have initial lease terms of approximately 10 years and contain two or more options for the tenant to extend the lease term, most often for additional five-year periods. As of December 31, 2025, the leases in our portfolio had a WALT of 10.1 years (exclusive of mortgage loans receivable). The following table illustrates contractual lease expirations within the Company’s portfolio as of December 31, 2025, assuming no exercise of contractual extension options (dollars in thousands):

		ABR		Gross Leasable Area
Year	Number of Leases (1)	Amount	% of Total (2)	Square Feet	% of Total (2)
2026	4	$1,163	0.6%	85,025	0.6%
2027	10	3,227	1.7%	288,535	2.2%
2028	22	9,769	5.2%	753,094	5.7%
2029	41	10,274	5.5%	849,114	6.4%
2030	43	14,446	7.7%	1,245,165	9.4%
2031	60	14,023	7.5%	1,443,220	10.9%
2032	46	11,656	6.3%	1,572,205	11.8%
2033	45	10,815	5.8%	816,573	6.1%
2034	73	19,674	10.6%	1,193,039	9.0%
2035	41	12,097	6.5%	890,740	6.7%
2036	21	6,969	3.7%	423,919	3.2%
2037	25	10,178	5.5%	669,894	5.0%
2038	39	6,593	3.5%	573,011	4.3%
2039	39	9,464	5.1%	712,511	5.4%
2040	33	8,785	4.7%	608,997	4.6%
Thereafter	134	37,294	20.0%	1,166,768	8.8%
Total	676	$186,427	100.0%	13,291,810	100.0%
(1) Excludes one vacant property, three properties under development, and 81 investments that secure mortgage loans receivable.
(2) Certain figures in this table may not foot due to rounding.

Developments

During 2025, rent commenced on three completed property developments. As of December 31, 2025, we had three property developments under construction, with rent expected to commence at various dates throughout 2026. The following table illustrates actual and anticipated rent commencement of those developments.

Tenant Industry	Location	Lease Term (Years)	Actual or Anticipated Rent Commencement
Automotive Service	Mobile, AL	15	Commenced 1Q'25
Pet Supplies	Sumter, SC	10	Commenced 2Q'25
Automotive Service	Cedar Rapids, IA	15	Commenced 2Q'25
Automotive Service	Whitestown, IN	15	2Q'26
Automotive Service	Goldsboro, NC	15	3Q'26
Health and Fitness	Fort Worth, TX	20	4Q'26

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

PART II — OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record, and Distribution Policy

Our common stock is traded on the NYSE under the symbol “NTST.” As of February 6, 2026, there were 97,073,872 shares of our common stock issued and outstanding, which were held by approximately 59 stockholders of record. In addition, as of February 6, 2026, there were 412,143 outstanding OP Units held by limited partners of the operating partnership (other than OP Units held by us), which are redeemable for cash or, at our election, for shares of our common stock.

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

During the years ended December 31, 2025 and 2024, we declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025
April 25, 2025	0.210	June 2, 2025	17,159	June 16, 2025
July 21, 2025	0.215	September 2, 2025	17,947	September 15, 2025
October 24, 2025	0.215	December 1, 2025	17,967	December 15, 2025
	$0.850		$70,230

Year Ended December 31, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024
April 23, 2024	0.205	June 3, 2024	15,042	June 14, 2024
July 23, 2024	0.210	September 3, 2024	16,251	September 13, 2024
October 18, 2024	0.210	December 2, 2024	17,133	December 13, 2024
	$0.830		$63,457

The holders of OP Units are entitled to an equal distribution per each OP Unit held as of each record date.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares our cumulative total stockholder return based on the market price of our common stock, assuming dividends are reinvested, with the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the NAREIT US Equity REIT Index for the five year period ended December 31, 2025. The graph assumes an investment of $100 on January 1, 2021.

	Period Ending
Index	1/1/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
NETSTREIT Corp.	$100.00	$121.93	$101.50	$103.62	$86.31	$113.19
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
NAREIT US EQUITY REIT Index	$100.00	$141.30	$106.05	$118.09	$123.90	$126.71

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section as well as the consolidated financial statements and related notes in Part II, Item 8 in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 24, 2025, for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the year ended December 31, 2024 and the year ended December 31, 2023, which is incorporated herein by reference.

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of December 31, 2025, we owned or had investments in 761 properties diversified by tenant, industry, and geography, comprising 129 different tenants across 28 retail sectors in 45 states. This includes three property developments where rent has not yet commenced. We focus on tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts, all of which we refer to as defensive retail industries. As of December 31, 2025, our investments generated ABR1 of $198.3 million. Approximately 44% of our ABR is from investment grade2 credit rated tenants and an additional 14% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 10.1 years.

Reduced Margins on Debt

As a result of receiving an investment grade credit rating, the interest rate on our term loans and Revolver (as defined below), including our Revolver facility fee, is now determined by our credit rating and consolidated total leverage ratio. For the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, 2030 Term Loan B, and 2031 Term Loan (each as defined below), our applicable margin was reduced by 20 basis points from 1.15% to 0.95%. For the 2032 Term Loan (as defined below), our applicable margin was reduced by 25 basis points from 1.50% to 1.25%. For the Revolver, our applicable margin was reduced by 15 basis points from 1.00% to 0.85%, and the facility fee increased by five basis points from 0.15% to 0.20%. See Note 6 – “Debt” for further discussion on our debt and interest rates.

September 2025 Debt Transactions

On September 25, 2025, we entered into a Term Loan Agreement (the “PNC Term Loan Agreement”) which provides for: a $200.0 million senior unsecured term loan (the “2031 Term Loan”), all of which was funded on the closing date, and a $250.0 million senior unsecured term loan (the “2032 Term Loan”), of which $100.0 million was funded on the closing date, $50.0 million was funded on January 2, 2026, and the remaining $100.0 million is available as a delayed draw term loan commitment until September 25, 2026. The 2031 Term Loan matures on March 25, 2031 and the 2032 Term Loan matures on September 24, 2032. We have fully hedged the 2031 Term Loan at an all-in fixed interest rate of 4.39% through March 2031. We have partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.67% through September 2032, with the remaining $50.0 million of the 2032 Term Loan currently unhedged. Further, we amended our existing credit agreements agented by PNC Bank, National Association (the “PNC Credit Agreement”), Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) and Truist Bank (the “Truist Credit Agreement”), implementing certain conforming changes including, without limitation, removing the SOFR credit spread adjustments in those agreements.

July 2025 Follow-On Offering

In July 2025, we completed a registered public offering of 12,420,000 shares of our common stock at a public offering price of $17.70 per share, including the full exercise of the underwriters’ option to purchase additional shares. In connection with the offering, we entered into forward sale agreements for 12,420,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

On December 30, 2025, we physically settled 8,155,053 shares of common stock at a weighted-average price of $16.81 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $137.0 million, net of underwriting discounts and offering costs of $7.6 million. As of December 31, 2025, 4,264,947 shares remain unsettled under the July 2025 forward sale agreements. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than July 28, 2026.

1 Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of December 31, 2025.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s) or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants with investment grade credit metrics (more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x), but do not carry a published rating from S&P, Moody’s, or NAIC.

ATM Program

During 2025, we entered into forward sale agreements with respect to an aggregate 9,068,486 shares of common stock under the existing $300.0 million at-the-market equity program established in August 2024 (the “2024 ATM Program”) at a weighted-average price of $17.75 per share.

The following table details information related to activity under the 2024 ATM Program, excluding unsettled shares under forward sale agreements (in thousands, except share and per share data):

Year Ended December 31, 2025
Shares of common stock issued (1)	3,185,262
Weighted-average price per share	$16.47
Gross proceeds	$52,446
Sales commissions and offering costs	$884
Net proceeds	$51,562
(1) Includes 2,450,246 shares of common stock that were physically settled at a weighted-average price of $16.47 per share under forward sale agreements.

As of December 31, 2025, 8,513,887 shares remain unsettled under forward sale agreements associated with our existing $300.0 million at-the-market equity program (the “2023 ATM Program”) and the 2024 ATM Program. We may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from September 2026 to December 2026. As of December 31, 2025, the remaining availability under the 2024 ATM Program was $124.3 million.

January 2025 Debt Transactions

On January 15, 2025, we amended our existing PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement. The PNC Credit Agreement was amended and restated and provides for: a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”); an existing $200.0 million senior unsecured term loan, which was fully funded under the existing PNC Credit Agreement (the “2028 Term Loan”); and an upsized $500.0 million senior unsecured revolving credit facility (increased from $400.0 million under the existing PNC Credit Agreement) (the “Revolver”). The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at our election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date, and we have hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 4.82% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million senior unsecured term loan (the “2030 Term Loan A” or, prior to the extended maturity, referred to as the “2027 Term Loan”) thereunder from January 2027 to January 2029 with an option, at our election, to extend the maturity to January 2030. The Truist Credit Agreement governs existing term loans thereunder (the “2029 Term Loan”). Among other changes, each of the PNC Credit Agreement, Wells Fargo Credit Agreement, and Truist Credit Agreement were also amended to remove certain financial covenants and provide for revised, improved pricing when we meet certain investment grade rating and leverage targets.

Results of Operations

Overall

We continued to grow our assets held for investment during the year ended December 31, 2025 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average cash yield of approximately 7.5%. This growth was financed through the PNC Term Loan Agreement and receipt of proceeds of $200.0 million and $100.0 million under the 2031 Term Loan and 2032 Term Loan, respectively, the amendment of our PNC Credit Agreement and receipt of proceeds of $175.0 million under the 2030 Term Loan B, settlement of shares of common stock through our forward sale agreements in an amount of $136.8 million, the issuance of common stock under the 2024 ATM Program in an amount of $51.6 million, including settlement of forward shares, the usage of cash balances as a result of borrowings on our Revolver, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the year ended December 31, 2025.

Acquisitions

During 2025, we acquired 140 properties for a total purchase price of $603.0 million, inclusive of $7.0 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 31 states with a WALT of approximately 13.9 years.

Development

As of December 31, 2025, we had three property developments under construction. During 2025, we invested $6.9 million in property developments, including the land acquisition of two new developments with a combined initial purchase price of $3.1 million. During 2025, we completed development on two projects and reclassified approximately $6.5 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying consolidated balance sheets. Rent commenced for both of the completed developments in the second quarter of 2025. The remaining three developments are expected to be substantially completed with rent commencing at various points throughout 2026. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2025.

Dispositions

During 2025, we sold 78 properties, including one property under development, for a total sales price, net of disposal costs, of $169.1 million, recognizing a net gain of $7.7 million.

Investment in Mortgage Loans Receivable

During the year ended December 31, 2025, we invested an additional $46.0 million in fully collateralized mortgage loans receivable with stated interest rates ranging from 7.00% to 10.25%, inclusive of $8.5 million provided through seller financing transactions. In addition, during the year ended December 31, 2025, we collected $31.3 million in principal on our mortgage loans receivable. We sold three mortgage loans receivable at a discount in an effort to manage tenant exposure, recognizing non-credit related provisions for impairment of $1.4 million for the year ended December 31, 2025. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

The following table sets forth our operating results for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Revenues
Rental revenue (including reimbursable)	$182,136	$150,823
Interest income on loans receivable	12,625	11,561
Other revenue	245	400
Total revenues	195,006	162,784
Operating expenses
Property	19,211	17,422
General and administrative	21,723	19,722
Depreciation and amortization	86,376	76,871
Provisions for impairment	17,268	29,969
Transaction costs	218	359
Total operating expenses	144,796	144,343
Other (expense) income
Interest expense, net	(51,302)	(30,324)
Gain on sales of real estate, net	7,686	1,876
Loss on debt extinguishment	(46)	—
Other income (expense), net	444	(1,944)
Total other expense, net	(43,218)	(30,392)
Net income (loss) before income taxes	6,992	(11,951)
Income tax expense	(54)	(49)
Net income (loss)	$6,938	$(12,000)

Revenue. Revenue for the year ended December 31, 2025 increased by $32.2 million to $195.0 million from $162.8 million for the year ended December 31, 2024, which is primarily attributed to an increase in the number of our operating leases and properties securing mortgage loans. The increase includes additional cash rental receipts of $26.6 million, an increase of $1.8 million in straight-line rental revenue, an increase of $1.1 million related to interest income on mortgage loans receivable, an increase of $2.1 million related to reimbursable property expenses, and a net decrease of $0.9 million in reserves for uncollectible amounts. This increase is partially offset by a decrease of $0.3 million related to intangible lease-related adjustments.

Total operating expenses. Total expenses increased by $0.5 million to $144.8 million for the year ended December 31, 2025 as compared to $144.3 million for the year ended December 31, 2024. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, partially offset by a decrease in provisions for impairment. Total operating expenses include the following:
•Property expenses. Property expenses increased $1.8 million to $19.2 million for the year ended December 31, 2025 from $17.4 million for the year ended December 31, 2024. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.5 million, substantially all of which were related to reimbursable property taxes, and combined net increases of non-reimbursable property expenses of $0.3 million, most of which were related to property insurance.

•General and administrative expenses. General and administrative expenses increased $2.0 million to $21.7 million for the year ended December 31, 2025 from $19.7 million for the year ended December 31, 2024. The increase is primarily related to an increase of $1.9 million of bonus expense, an increase of $0.8 million of stock-based compensation, an increase of $0.5 million of payroll expense, and a net increase of $0.4 million of other general and administrative expenses. The increase is partially offset by a decrease in employee severance of $1.4 million, including cash severance of $0.9 million and the expense associated with the accelerated vesting of stock-based compensation of $0.5 million, and a decrease of $0.2 million of legal expenses. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio ABR and total assets will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased by $9.5 million to $86.4 million for the year ended December 31, 2025 from $76.9 million for the year ended December 31, 2024. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $5.7 million, building improvements depreciation expense of $2.3 million, and in-place lease amortization expense of $1.5 million.

•Provisions for impairment. For the year ended December 31, 2025, we recorded provisions for impairment of $17.3 million on 36 properties and three mortgage loans receivable, the majority of which were either previously classified as held-for sale, newly classified as held-for-sale, or disposed of during the year ended December 31, 2025. Of those properties impaired, five were held for investment as of December 31, 2025. For the year ended December 31, 2024, we recorded provisions for impairment of $30.0 million on 63 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during the year ended December 31, 2024. Of those properties impaired, 15 were held for investment as of December 31, 2024. Property disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense. Interest expense increased by $21.0 million to $51.3 million for the year ended December 31, 2025 from $30.3 million for the year ended December 31, 2024. The increase is primarily attributable to an increase of $13.9 million of interest related to our term loans, of which $8.7 million, $2.5 million, and $1.3 million is related to our new 2030 Term Loan B, our new 2031 Term Loan, and our new 2032 Term Loan, respectively, $0.8 million is related to our 2030 Term Loan A due to an increase in our fixed hedged interest rate effective December 2024, and $0.7 million is related to our 2029 Term Loan due to additional interest on the $100.0 million draw in March 2024. Additional increases are related to an increase of $6.6 million in amortization of deferred losses on interest rate swaps, an increase of $0.9 million in amortization of loan fees associated with the January 2025 and September 2025 debt transactions, and an increase of $0.6 million related to less capitalized interest on our property developments, partially offset by a decrease of $1.3 million of interest incurred under our Revolver, primarily due to a decrease in average borrowings outstanding.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $5.8 million to $7.7 million for the year ended December 31, 2025 from $1.9 million for the year ended December 31, 2024. For the year ended December 31, 2025, 78 properties were sold, including one property under development, for a sales price, net of disposal costs, of $169.1 million. For the year ended December 31, 2024, 56 properties were sold for a sales price, net of disposal costs, of $110.9 million.

Other income (expense), net. Other income (expense), net increased by $2.3 million to $0.4 million of other income, net for the year ended December 31, 2025 from $1.9 million of other expense, net for the year ended December 31, 2024. The net increase to income is primarily related to events that occurred during the year ended December 31, 2024, including a transfer fraud loss of $2.8 million, net of insurance recoveries, and $0.9 million of losses associated with property damages, partially offset by $0.5 million of proceeds received from the settlement of a lease escrow agreement. The net increase is further offset by an decrease in property insurance proceeds of $0.4 million and an increase in third-party debt issuance costs of $0.4 million and $0.1 million that were expensed as a result of the January 2025 and September 2025 debt transactions, respectively.

Net income (loss). Net income (loss) increased by $18.9 million to net income of $6.9 million for the year ended December 31, 2025 from net loss of $12.0 million for the year ended December 31, 2024. Net income increased primarily due to increases in additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, in addition to increased interest income associated with our mortgage loans receivable, an increase in the net gain on the sales of real estate, a decrease in provisions for impairment, a decrease of employee severance, and the occurrence of a transfer fraud loss in the prior year. The increase in net income is partially offset by increases in interest expense, depreciation and amortization expense, and bonus expense.

Liquidity and Capital Resources

Our primary capital requirements include funding property acquisitions and developments, investing in mortgage loans receivable, making required debt interest payments, and covering working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of December 31, 2025, we had total outstanding debt of $1.1 billion, including $200.0 million outstanding principal amount under the 2028 Term Loan, $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan A, $175.0 million outstanding principal amount under the 2030 Term Loan B, $200.0 million outstanding principal amount under the 2031 Term Loan, and $100.0 million outstanding principal amount under the 2032 Term Loan. Additionally, as of December 31, 2025, we had $121.5 million and $0.0 million of unsettled forward equity under our 2024 ATM Program and prior at-the-market equity program, respectively. As of December 31, 2025, $124.3 million of shares of our common stock were available for future issuances under the 2024 ATM Program. Lastly, we had $149.9 million and $71.7 million of unsettled forward equity under the January 2024 and July 2025 follow-on offering forward sale agreements, respectively, as of December 31, 2025.

On January 15, 2025, we amended our PNC Credit Agreement to provide for: a new $175.0 million 2030 Term Loan B and an upsized $500.0 million Revolver. The 2030 Term Loan B and the upsized Revolver initially mature in January 2029 and include, at our election, a one-year option to extend the maturity to January 2030. The 2030 Term Loan B was fully funded on the closing date and we have hedged the entire $175.0 million 2030 Term Loan B at an all-in fixed interest rate of 4.82% through January 2030. The Wells Fargo Credit Agreement was amended and restated to extend the maturity date of the existing $175.0 million 2030 Term Loan A from January 2027 to January 2029 with an option, at our election, to extend the maturity to January 2030.

On September 25, 2025, we entered into the PNC Term Loan Agreement to provide for a new $200.0 million 2031 Term Loan, which was fully funded on the closing date, and a $250.0 million 2032 Term Loan, of which $100.0 million was funded on the closing date and the remaining $150.0 million is available until September 25, 2026. The 2031 Term Loan matures on March 25, 2031 and the 2032 Term Loan matures on September 24, 2032. We have hedged the entire $200.0 million 2031 Term Loan at an all-in fixed interest rate of 4.39% through March 2031. We have partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.67% through September 2032, with the remaining $50.0 million of the 2032 Term Loan currently unhedged.

We believe the availability of proceeds from our debt, proceeds from the settlement of unsettled outstanding forward sale agreements, future issuances of shares of our common stock under our 2024 ATM Program or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our 2032 Term Loan, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of December 31, 2025, our contractual debt obligations primarily include the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, the maturities of our 2030 Term Loan A and 2030 Term Loan B with the scheduled principal payments due on January 15, 2029, the maturity of our 2031 Term Loan with the scheduled principal payment due on March 25, 2031, and the maturity of our 2032 Term Loan with the scheduled principal payment due on September 24, 2032. During the year ended December 31, 2025, we borrowed $349.0 million at a weighted average interest rate of 5.45% and also repaid $588.0 million on our Revolver.
The following table provides information with respect to our commitments as of December 31, 2025 (in thousands):

	Payment Due by Period
	Total	2026	2027 - 2028	2029 - 2030	Thereafter
Contractual Obligations
2028 Term Loan – Principal	$200,000	$—	$200,000	$—	$—
2028 Term Loan – Variable interest (1)	15,142	7,160	7,982	—	—
2029 Term Loan – Principal	250,000	250,000	—	—	—
2029 Term Loan – Variable interest (1)	5,905	5,905	—	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (1)	17,809	5,856	11,712	241	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (1)	25,673	8,442	16,884	347	—
2031 Term Loan – Principal	200,000	—	—	—	200,000
2031 Term Loan – Variable interest (1)	45,892	8,775	17,549	17,549	2,019
2032 Term Loan – Principal	100,000	—	—	—	100,000
2032 Term Loan – Variable interest (1)	31,611	4,695	9,391	9,391	8,134
Ticking Fee (2)	220	220	—	—	—
Facility Fee (3)	3,041	1,000	2,000	41	—
Mortgage Note – Principal	8,042	178	7,864	—	—
Mortgage Note – Interest	681	359	322	—	—
Property development under contract	15,765	15,765	—	—	—
Additional principal under mortgage loans receivable	8,353	7,978	375	—	—
Tenant improvement allowances	8,064	3,975	4,089	—	—
Corporate office lease obligations	4,635	653	1,359	1,434	1,189
Total	$1,290,833	$320,961	$279,527	$379,003	$311,342
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
(3) We are subject to a facility fee of 0.20% on our Revolver.

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.6 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases” of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of December 31, 2025, we had commitments to fund property developments, extend funds under mortgage loans receivable, and commitments to fund tenant improvement allowances totaling $15.8 million, $8.4 million, and $8.1 million, respectively. Commitments to fund property developments are expected to occur over the next 12 months, while commitments to fund mortgage loans receivable and tenant improvement allowances are expected to occur over the next two years.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Historical Cash Flow Information

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

	Year Ended December 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$109,510	$90,164
Investing activities	(448,842)	(432,875)
Financing activities	339,479	327,102

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $19.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $26.6 million, additional interest received under our mortgage loans receivable, and changes in working capital accounts, partially offset by an increase in cash paid for interest of $13.7 million, and an increase in operating expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $16.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $119.0 million in acquisitions of real estate, an increase in cash invested in mortgage loans receivable of $7.9 million, and an increase of $6.2 million in earnest money deposits, partially offset by an increase of $69.8 million of proceeds received from the sale of real estate, an increase of $10.5 million of proceeds received from the sale of mortgage loans receivable, an increase of $6.4 million in principal collections on mortgage loans receivable, and a decrease of $30.9 million in real estate development and improvements.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $12.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributed to an increase in net term loan proceeds of $375.0 million related to our 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan, an increase in proceeds received from issuances of common stock of $52.9 million, which includes $99.0 million more proceeds received from our follow-on offerings and $46.1 million less proceeds received in connection with our ATM Programs (as defined in “Note 10 - Shareholders’ Equity”), a decrease in the repurchase of common stock for tax withholding obligations of $0.7 million, a decrease in payments of restricted stock dividends of $0.3 million, and a decrease in deferred offering costs $0.3 million. This increase is partially offset by an increase in payments of common stock dividends of $6.8 million, an increase in net repayments of $398.0 million under our Revolver, and an increase in deferred financing costs of $12.0 million.

Income Taxes

We have elected to be treated and qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational, income, asset, and distribution tests. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions of all of our taxable income to our stockholders and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. We expect the distributions made during the year ended December 31, 2025 are sufficient to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for our tenants, hold assets that we cannot hold directly, and may engage in any real estate or non-real estate-related business.

We recognize franchise and other state and local tax expenses in general and administrative expenses and federal income tax in income tax (expense) benefit in the accompanying consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their possible effects on our consolidated financial statements is included in “Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in “Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: Funds From Operations (“FFO”), Core FFO, Adjusted FFO (“AFFO”), earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) from the sales of depreciable property and real estate impairment losses (“EBITDAre”), Adjusted EBITDAre, Annualized Adjusted EBITDAre, Net Debt, Adjusted Net Debt, property-level net operating income (“Property-Level NOI”), property-level cash net operating income (“Property-Level Cash NOI”), and property-level cash net operating income estimated run rate (“Property-Level Cash NOI Estimated Run Rate”), all of which are detailed below. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

FFO, Core FFO, and AFFO do not measure whether cash flow is sufficient to fund our cash needs, including debt service obligations, capital improvements, and distributions to stockholders. FFO, Core FFO, and AFFO do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, FFO, Core FFO, and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO, Core FFO, and AFFO.

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$6,938	$(12,000)
Depreciation and amortization of real estate	86,081	76,560
Provisions for impairment	15,909	29,969
Gain on sales of real estate, net	(7,686)	(1,876)
FFO	101,242	92,653
Adjustments:
Non-recurring executive transition costs, severance, and related charges	124	1,643
Loss on debt extinguishment and other related costs	495	—
Other non-recurring loss, net	1,314	2,934
Core FFO	103,175	97,230
Adjustments:
Straight-line rent adjustments	(4,793)	(2,949)
Amortization of deferred financing costs	3,136	2,230
Amortization of above/below-market assumed debt	114	114
Amortization of loan origination costs and discounts	(342)	(365)
Amortization of lease-related intangibles	(157)	(458)
Earned development interest	184	1,072
Capitalized interest expense	(154)	(806)
Non-cash interest expense (income)	2,859	(3,789)
Non-cash compensation expense	5,898	5,126
AFFO	$109,920	$97,405

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income (loss) before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$6,938	$(12,000)
Depreciation and amortization of real estate	86,081	76,560
Amortization of lease-related intangibles	(157)	(458)
Non-real estate depreciation and amortization	295	311
Interest expense, net	51,302	30,324
Income tax expense	54	49
Amortization of loan origination costs and discounts	(342)	(365)
EBITDA	144,171	94,421
Adjustments:
Provisions for impairment	15,909	29,969
Gain on sales of real estate, net	(7,686)	(1,876)
EBITDAre	$152,394	$122,514

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended December 31, 2025
Net income	$1,328
Depreciation and amortization of real estate	22,484
Amortization of lease-related intangibles	(46)
Non-real estate depreciation and amortization	75
Interest expense, net	14,568
Income tax expense	13
Amortization of loan origination costs and discounts	(145)
EBITDA	38,277
Adjustments:
Provisions for impairment	3,737
Gain on sales of real estate, net	(955)
EBITDAre	41,059
Adjustments:
Straight-line rent adjustments	(1,530)
Non-recurring executive transition costs, severance, and related charges	44
Other non-recurring expenses, net	320
Transaction costs	79
Non-cash compensation expense	1,505
Adjustment for construction in process (1)	103
Adjustment for intraquarter investment activities (2)	2,911
Adjusted EBITDAre	44,491

Annualized Adjusted EBITDAre (3)	$177,964
Net Debt / Annualized Adjusted EBITDAre	6.1x
Adjusted Net Debt / Annualized Adjusted EBITDAre	4.0x
Pro Forma Adjusted Net Debt / Annualized Adjusted EBITDAre	3.8x
(1) Adjustment reflects the estimated cash yield on developments in process as of December 31, 2025.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended December 31, 2025 had occurred on October 1, 2025.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt, Adjusted Net Debt, and Pro Forma Adjusted Net Debt

We calculate Net Debt as the principal amount of our total debt outstanding excluding deferred financing costs, net discounts, and debt issuance costs, less cash, cash equivalents, and restricted cash available for future investment.

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

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt (in thousands):

As of
December 31, 2025
Principal amount of total debt	$1,108,042
Less: Cash, cash equivalents, and restricted cash	(14,467)
Net Debt	1,093,575
Less: Net value of unsettled forward equity (1)	(373,095)
Adjusted Net Debt	720,480
Less: Subsequent ATM sales (2)	(46,382)
Pro Forma Adjusted Net Debt	$674,098
(1) There were 21,618,834 unsettled shares under forward sale agreements as of December 31, 2025 at the available weighted-average net settlement price of $17.26.
(2) There were 2,589,402 unsettled shares under new forward equity contracts executed subsequent to the period at the available weighted-average net settlement price of $17.91.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended December 31, 2025
Net income	$1,328
General and administrative	5,951
Depreciation and amortization	22,558
Provisions for impairment	3,737
Transaction costs	79
Interest expense, net	14,568
Gain on sales of real estate, net	(956)
Income tax expense	13
Amortization of loan origination costs and discounts	(145)
Interest income on mortgage loans receivable	(3,140)
Other income, net	(295)
Property-Level NOI	43,698
Straight-line rent adjustments	(1,530)
Amortization of lease-related intangibles	(46)
Property-Level Cash NOI	$42,122
Adjustment for intraquarter acquisitions, dispositions, and completed development (1)	2,879
Property-Level Cash NOI Estimated Run Rate	$45,001
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended December 31, 2025, had occurred on October 1, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of December 31, 2025, we had total indebtedness of $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, $200.0 million under the 2031 Term Loan, and $100.0 million under the 2032 Term Loan, all of which are floating rate debt with a variable interest rate. For the years ended December 31, 2025 and 2024, we had average daily outstanding borrowings on our Revolver of $89.5 million and $100.2 million, respectively.
We have entered into interest rate derivative contracts in order to hedge our market risk associated with our term loans. The 2028 Term Loan, 2029 Term Loan, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan have interest rate hedges that coincide with the extended maturity dates of the loans. The 2030 Term Loan A interest rate hedges mature on January 23, 2027. The interest rate derivative contracts convert the variable rate debt on our term loans to a fixed interest rate (as further described in “Note 7 – Derivative Financial Instruments” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of December 31, 2025, bore an interest rate determined by either (i) SOFR, plus a margin ranging from 0.725% to 1.40%, based on the Company’s current credit rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.40%, based on the Company’s current credit rating and consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during the year ended December 31, 2025, which assumes a 1% adverse change in the interest rate as of December 31, 2025, the estimated market risk exposure was approximately $0.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NETSTREIT Corp. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of indicators for potential impairment of long-lived asset groups

As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group is no longer recoverable. As of December 31, 2025 the Company has $2,179.8 million of real estate held for investment, net. The evaluation of the indicators of potential impairment relies upon certain management assumptions, including the anticipated holding period for a real estate investment property.

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

Evaluation of the fair value of land and building in certain real estate asset acquisitions

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired real estate properties in asset acquisitions during 2025 for a total purchase price of $603.0 million, of which $246.0 million and $281.4 million were allocated to land and buildings, respectively. The purchase price of an asset acquisition is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. In estimating fair values of land and building, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm.

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
February 10, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NETSTREIT Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited NETSTREIT Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 10, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
February 10, 2026

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Real estate, at cost:
Land	$772,417	$571,272
Buildings and improvements	1,590,714	1,400,393
Total real estate, at cost	2,363,131	1,971,665
Less accumulated depreciation	(188,858)	(143,422)
Property under development	5,500	6,118
Real estate held for investment, net	2,179,773	1,834,361
Assets held for sale	40,976	48,637
Mortgage loans receivable, net	142,464	139,409
Cash, cash equivalents, and restricted cash	14,467	14,320
Lease intangible assets, net	173,440	164,392
Other assets, net	63,076	58,227
Total assets	$2,614,196	$2,259,346
Liabilities and equity
Liabilities:
Term loans, net	$1,093,331	$622,608
Revolving credit facility	—	239,000
Mortgage note payable, net	7,814	7,853
Lease intangible liabilities, net	16,910	20,177
Liabilities related to assets held for sale	1,016	1,912
Accounts payable, accrued expenses, and other liabilities	42,559	29,664
Total liabilities	1,161,630	921,214
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 93,070,533 and 81,602,232 shares issued and outstanding as of December 31, 2025 and 2024, respectively	931	816
Additional paid-in capital	1,701,572	1,507,995
Distributions in excess of retained earnings	(251,926)	(188,046)
Accumulated other comprehensive (loss) income	(4,565)	10,206
Total stockholders’ equity	1,446,012	1,330,971
Noncontrolling interests	6,554	7,161
Total equity	1,452,566	1,338,132
Total liabilities and equity	$2,614,196	$2,259,346

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue (including reimbursable)	$182,136	$150,823	$123,967
Interest income on loans receivable	12,625	11,561	7,388
Other revenue	245	400	550
Total revenues	195,006	162,784	131,905
Operating expenses
Property	19,211	17,422	16,413
General and administrative	21,723	19,722	20,176
Depreciation and amortization	86,376	76,871	63,677
Provisions for impairment	17,268	29,969	7,083
Transaction costs	218	359	456
Total operating expenses	144,796	144,343	107,805
Other (expense) income
Interest expense, net	(51,302)	(30,324)	(19,058)
Gain on sales of real estate, net	7,686	1,876	1,175
Loss on debt extinguishment	(46)	—	(128)
Other income (expense), net	444	(1,944)	752
Total other expense, net	(43,218)	(30,392)	(17,259)
Net income (loss) before income taxes	6,992	(11,951)	6,841
Income tax (expense) benefit	(54)	(49)	49
Net income (loss)	6,938	(12,000)	6,890
Net income (loss) attributable to noncontrolling interests	37	(63)	53
Net income (loss) attributable to common stockholders	$6,901	$(11,937)	$6,837
Amounts available to common stockholders per common share:
Basic	$0.08	$(0.16)	$0.11
Diluted	$0.08	$(0.16)	$0.11
Weighted average common shares:
Basic	82,702,387	76,517,767	63,922,973
Diluted	84,204,748	76,517,767	64,665,439
Other comprehensive loss:
Net income (loss)	$6,938	$(12,000)	$6,890
Change in value on derivatives, net	(14,851)	1,269	(14,822)
Total comprehensive loss	$(7,913)	$(10,731)	$(7,932)
Comprehensive loss attributable to noncontrolling interests	(43)	(57)	(39)
Comprehensive loss attributable to common stockholders	$(7,870)	$(10,674)	$(7,893)

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	58,031,879	$580	$1,091,514	$(66,937)	$23,673	$1,048,830	$9,593	$1,058,423
Issuance of common stock in public offerings, net of issuance costs	15,038,397	151	280,757	—	—	280,908	—	280,908
Offering and related costs of common stock	—	—	(9,519)	—	—	(9,519)	—	(9,519)
OP Units converted to common stock	34,169	—	619	—	—	619	(619)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(51,675)	—	(51,675)	(407)	(52,082)
Dividends declared on restricted stock, net	—	—	—	(503)	—	(503)	—	(503)
Vesting of restricted stock units	139,527	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(36,892)	—	(688)	—	—	(688)	—	(688)
Stock-based compensation, net	—	—	4,823	2	—	4,825	—	4,825
Other comprehensive loss	—	—	—	—	(14,730)	(14,730)	(92)	(14,822)
Net income	—	—	—	6,837	—	6,837	53	6,890
Balance at December 31, 2023	73,207,080	$732	$1,367,505	$(112,276)	$8,943	$1,264,904	$8,528	$1,273,432
Issuance of common stock in public offerings, net of issuance costs	8,183,711	83	138,249	—	—	138,332	—	138,332
Offering and related costs of common stock	—	—	(2,856)	—	—	(2,856)	—	(2,856)
OP Units converted to common stock	54,342	—	941	—	—	941	(941)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(63,457)	—	(63,457)	(369)	(63,826)
Dividends declared on restricted stock, net	—	—	—	(557)	—	(557)	—	(557)
Vesting of restricted stock units	246,755	2	(2)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(89,656)	(1)	(1,498)	—	—	(1,499)	—	(1,499)
Stock-based compensation, net	—	—	5,656	181	—	5,837	—	5,837
Other comprehensive income	—	—	—	—	1,263	1,263	6	1,269
Net loss	—	—	—	(11,937)	—	(11,937)	(63)	(12,000)
Balance at December 31, 2024	81,602,232	$816	$1,507,995	$(188,046)	$10,206	$1,330,971	$7,161	$1,338,132
Issuance of common stock in public offerings, net of issuance costs	11,340,315	114	196,677	—	—	196,791	—	196,791
Offering and related costs of common stock	—	—	(8,450)	—	—	(8,450)	—	(8,450)
OP Units converted to common stock	12,813	—	206	—	—	206	(206)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(70,230)	—	(70,230)	(358)	(70,588)
Dividends declared on restricted stock, net	—	—	—	(720)	—	(720)	—	(720)
Vesting of restricted stock units	165,445	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(50,272)	—	(753)	—	—	(753)	—	(753)
Stock-based compensation, net	—	—	5,898	169	—	6,067	—	6,067
Other comprehensive loss	—	—	—	—	(14,771)	(14,771)	(80)	(14,851)
Net income	—	—	—	6,901	—	6,901	37	6,938
Balance at December 31, 2025	93,070,533	$931	$1,701,572	$(251,926)	$(4,565)	$1,446,012	$6,554	$1,452,566

The accompanying notes are an integral part of these consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$6,938	$(12,000)	$6,890
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,376	76,871	63,677
Amortization of deferred financing costs	3,136	2,230	1,730
Amortization of above/below-market assumed debt	114	114	114
Noncash revenue adjustments	(5,119)	(3,699)	(1,632)
Amortization of deferred losses (gains) on interest rate swaps	2,859	(3,789)	(2,124)
Stock-based compensation expense	5,898	5,656	4,823
Gain on sales of real estate, net	(7,686)	(1,876)	(1,175)
Provisions for impairment	17,268	29,969	7,083
Loss on debt extinguishment	46	—	128
(Gain) loss on involuntary conversion of building and improvements	(45)	502	(78)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(102)	(1,200)	(1,237)
Accounts payable, accrued expenses, and other liabilities	494	(946)	3,696
Lease incentive payments	(667)	(1,668)	(1,740)
Net cash provided by operating activities	109,510	90,164	80,155
Cash flows from investing activities
Acquisitions of real estate	(598,073)	(479,039)	(340,451)
Real estate development and improvements	(9,426)	(40,334)	(78,798)
Investment in mortgage loans receivable	(37,425)	(29,543)	(72,429)
Earnest money deposits	(6,273)	(67)	(265)
Purchase of computer equipment and other corporate assets	(52)	(8)	(35)
Proceeds from sale of real estate	160,631	90,843	38,465
Principal collections on mortgage loans receivable	31,251	24,870	1,482
Proceeds from sale of mortgage loans receivable	10,480	—	—
Proceeds from the settlement of property-related insurance claims	45	403	78
Net cash used in investing activities	(448,842)	(432,875)	(451,953)
Cash flows from financing activities
Issuance of common stock in public offerings, net	188,341	135,475	271,389
Payment of common stock dividends	(70,230)	(63,457)	(51,675)
Payment of OP unit distributions	(358)	(369)	(407)
Payment of restricted stock dividends	(277)	(599)	(148)
Principal payments on mortgages payable	(164)	(155)	(138)
Proceeds under revolving credit facilities	349,000	392,000	361,000
Repayments under revolving credit facilities	(588,000)	(233,000)	(394,000)
Proceeds from term loans	518,675	100,000	150,000
Principal payments on term loans	(43,675)	—	—
Repurchase of common stock for tax withholding obligations	(753)	(1,498)	(688)
Payment of deferred offering costs	(1,036)	(1,295)	(878)
Payment of deferred financing costs	(12,044)	—	(3,271)
Net cash provided by financing activities	339,479	327,102	331,184
Net change in cash, cash equivalents, and restricted cash	147	(15,609)	(40,614)
Cash, cash equivalents, and restricted cash at beginning of the period	14,320	29,929	70,543
Cash, cash equivalents, and restricted cash at end of the period	$14,467	$14,320	$29,929

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$44,028	$30,295	$18,336
Cash (received) paid for income taxes, net	$(64)	$(31)	$628
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid on restricted stock	$550	$376	$501
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$—	$35	$7
Accrued loan origination fees on mortgage loans receivable	$230	$200	$—
Cash flow hedge change in fair value	$(17,709)	$5,058	$(12,698)
Mortgage loan receivable settled in exchange for acquisition of real estate	$—	$—	$4,673
Increase in mortgage loan receivable in exchange for disposition of real estate	$8,450	$20,102	$1,837
Refinancing of mortgage loan receivable	$—	$—	$1,327
Assumption of tenant allowances, other liabilities, and settlement of receivables in acquisitions of real estate	$4,888	$—	$—
Accrued capital expenditures and real estate development and improvement costs	$3,007	$4,500	$5,686
Accrued lease incentives	$—	$368	$—

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of December 31, 2025, the Company owned or had investments in 761 properties located in 45 states.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests.

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

Net income (loss) of the Operating Partnership is allocated to its noncontrolling interests based on the noncontrolling interests’ ownership percentages in the Operating Partnership throughout the period. Ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units outstanding.

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

Real Estate Held for Investment

Real estate is recorded and stated at cost less any provisions for impairment. At acquisition date, the purchase price of an acquired property is allocated to tangible and identifiable intangible assets or liabilities based on their relative fair values. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets:

Buildings	13 – 35 years
Building improvements	15 years
Tenant improvements	Shorter of the term of the related lease or useful life
Acquired in-place leases or leasing commissions	Remaining terms of the respective leases
Computer equipment and other corporate assets	3 – 5 years

The following table summarizes depreciation and amortization amounts during the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation on real estate held for investment and computer equipment and other corporate assets	$63,177	$55,066	$44,402
Amortization on acquired in-place lease assets and leasing commission costs	23,199	21,805	19,275
Total depreciation and amortization expense	$86,376	$76,871	$63,677

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

Assets Held for Sale

The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, asset location and tenant operation type (e.g., tenant or retail sector). Real estate assets held for sale are expected to be sold within twelve months. Properties classified as held for sale, including the related intangibles, in the consolidated balance sheets generally include properties available for immediate sale in their present condition for which purchase agreements have been executed, there are no known contingencies relating to the sale, and management believes that it is probable that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. No depreciation expense or amortization expense is recognized on properties held for sale and the related intangible assets or liabilities once they have been classified as such. Only disposals representing a strategic shift in operations are presented as discontinued operations. Accordingly, the Company has not reclassified results of operations for properties disposed during the years ended December 31, 2025, 2024, and 2023 or held for sale as discontinued operations as of December 31, 2025 or December 31, 2024, as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations. There were 21 properties classified as held for sale as of December 31, 2025 and 23 properties classified as held for sale as of December 31, 2024.

Provisions for Impairment

Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and discount rates, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under ASC Topic 820. The Company recorded provisions for impairment on long-lived assets of $15.9 million, $30.0 million, and $7.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Mortgage Loans Receivable, Net

The Company classifies mortgage loans receivable as held for sale when it has made the decision to sell a loan. The Company records provisions for impairment on mortgage loans receivable when classified as held for sale if the amortized cost basis exceeds fair value. Fair value is determined based on Level 3 inputs within the fair value hierarchy under ASC 820, which includes the expected selling price of the loan, current market conditions, investor yield requirements, and other relevant factors. The Company recorded non-credit related provisions for impairment of $1.4 million on three mortgage loans receivable that were disposed at a discount during the year ended December 31, 2025. No provisions for impairment on mortgage loans receivable were recorded during the years ended December 31, 2024 and 2023.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the consolidated balance sheets. The Company had $0.1 million of restricted cash as of December 31, 2025 and $7.9 million of restricted cash as of December 31, 2024.

The Company’s bank balances as of December 31, 2025 and 2024 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Reserves for uncollectible amounts are provided against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible, which includes a portfolio-based reserve and reserves for specifically disputed amounts. Such reserves are reviewed each period based upon recovery experience and the specific facts of each outstanding amount. As of December 31, 2025 and December 31, 2024, the Company had an immaterial reserve for uncollectible amounts specific to reimbursable expenses.

Mortgage Loans Receivable

The Company holds loans receivable, which are mortgage loans secured by real estate, for short and long-term investment. Loans receivable are carried at amortized cost. As of December 31, 2025 and December 31, 2024, the Company held 81 and 76 investments that secure mortgage loans receivable, respectively.

The Company recognizes interest income on loans receivable using the effective interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method. The Company evaluates its loan receivable balances, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. A loan receivable is placed on a nonaccrual status when management determines that full recovery of the contractually specified payments of principal and interest is doubtful. As of December 31, 2025 and December 31, 2024, the Company had no reserve for uncollectible amounts specific to credit losses.

Stock-Based Compensation

The Company has a share-based compensation award program for its employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company classifies stock-based payment awards either as equity awards or liability awards based upon an analysis of ASC 718, Compensation - Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Stock-based compensation expense is recognized over the requisite service or performance period. The Company recognizes forfeitures as they occur.

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

Transaction Costs

Transaction costs represent non-capitalizable acquisition related expenses and costs associated with abandoned acquisitions. Acquisition and dead deal related expenses were $0.2 million, $0.4 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Income Taxes

The Company elected to be treated and qualify as a REIT for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2019. To qualify as a REIT, the Company must meet certain organizational, income, asset, and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its stockholders and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. The Company expects the distributions made during 2025 are sufficient to receive a full dividends paid deduction.

NETSTREIT TRS is treated as a taxable REIT subsidiary which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, NETSTREIT TRS may perform services for tenants of the Company, hold assets that the Company cannot hold directly, and may engage in any real estate or non-real estate-related business.

The Company recognizes franchise and other state and local tax expenses in general and administrative expenses and recognizes state and federal income tax in income tax (expense) benefit in the accompanying consolidated statements of operations and comprehensive loss.

All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NETSTREIT TRS. Deferred income tax expense and its related deferred tax assets and liabilities were immaterial for the years presented.

The Company has elected to record related interest and penalties, if any, as general and administrative expense or as income tax expense based on the nature of the tax in the consolidated statements of operations and comprehensive loss. The Company had no material interest or penalties relating to income, franchise, and other state and local taxes for the years presented. Additionally, there were no material accruals for interest or penalties as of December 31, 2025 and 2024.

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

All federal tax returns for years prior to 2022 are no longer subject to examination. Additionally, state tax returns for years prior to 2020 are generally no longer subject to examination.

Earnings Per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings per Share. Basic earnings per share (“EPS”) is computed by dividing net income (loss) allocated to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income (loss) allocated to common stockholders represents net income (loss) less income (loss) allocated to participating securities and noncontrolling interests. None of the Company’s equity awards are participating securities.

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

Concentrations of Credit Risk

During the year ended December 31, 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues. During the year ended December 31, 2024, one tenant, Dollar General, accounted for 11.5% of total revenues. During the year ended December 31, 2023, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total rental revenues.

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

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net income (loss), as reported on the consolidated statements of operations and comprehensive loss to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), cash yield, tenant credit quality, industry type, and geographic location.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company adopted the provisions of ASU 2023-09 for the annual period ending December 31, 2025, which did not materially impact the Company’s consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 expands eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages single-tenant commercial retail net lease properties, the majority of which have long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of December 31, 2025, exclusive of mortgage loans receivable, the Company’s WALT was 10.1 years.

The Company’s property leases have been classified as operating leases, with approximately half having scheduled rent increases throughout the lease term. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, rental revenue (including reimbursable), in the consolidated statements of operations and comprehensive loss and is presented net of any reserves, write-offs, or recoveries for uncollectible amounts.

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

The following table provides a disaggregation of lease income recognized under ASC 842 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental revenue
Fixed lease income (1)	$166,769	$138,101	$110,177
Variable lease income (2)	15,210	12,263	13,179
Other rental revenue:
Above/below market lease amortization, net	1,006	1,219	1,400
Lease incentives	(849)	(760)	(789)
Rental revenue (including reimbursable)	$182,136	$150,823	$123,967
(1) Fixed lease income includes contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term.
(2) Variable lease income primarily includes tenant reimbursements for real estate taxes, insurance, common area maintenance, and reserves for uncollectible amounts. There were no material reserves, write-offs, or recoveries of uncollectible amounts during the periods indicated above.

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of December 31, 2025 are as follows (in thousands):

Future Minimum Base Rental Receipts
2026	$184,082
2027	182,925
2028	177,987
2029	169,441
2030	158,813
Thereafter	1,140,063
Total	$2,013,311

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Corporate Office Lease

In August 2021, the Company entered into a lease agreement on a new corporate office space, which commenced in October 2021 and is classified as an operating lease. The Company began operating out of the new office in February 2022. The lease has a remaining noncancellable lease term of 6.6 years that expires on July 31, 2032, with a one-time option to terminate in 2029 exercisable by the Company. The lease is also renewable at the Company’s option for two additional periods of five years. No renewals were incorporated in the calculation of the corporate lease right-of-use asset and liability as it is not reasonably certain that the Company will exercise the options. Further, the lease agreement does not contain any material residual value guarantees or material restrictive covenants. The corporate office lease contains variable lease costs related to the lease of parking spaces and non-lease components related to the reimbursement of property operating expenses and certain common area maintenance expenses, all of which are recognized as incurred. The Company elected to use the component practical expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same.

The following table presents the Company’s lease expense components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$542	$542	$542
Variable lease cost	$317	$316	$306

The Company recorded a right-of-use asset and operating lease liability of approximately $4.5 million at lease commencement. As of December 31, 2025, the right-of-use asset and operating lease liability were $3.1 million and $4.2 million, respectively.

The right-of-use asset is included in other assets, net and the operating lease liability is included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated balance sheets.

The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for the corporate office lease obligation as of December 31, 2025 (in thousands):

Future Minimum Lease Payments
2026	$653
2027	670
2028	689
2029	707
2030	727
Thereafter	1,189
Total lease payments	4,635
Less: Amount representing interest (1)	(480)
Present value of operating lease liabilities	$4,155
(1) Imputed interest was calculated using a discount rate of 3.25%. The discount rate is based on the estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using various factors, including REIT industry performance.

Note 4 – Real Estate Investments

As of December 31, 2025, the Company owned or had investments in 761 properties. The gross real estate investment portfolio, including properties under development and mortgage loans receivable, totaled approximately $2.8 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, mortgage loans receivable, and property development costs. The investment portfolio is geographically dispersed throughout 45 states with gross real estate investments in Texas and Illinois representing 16.2% and 8.3%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

The Company’s gross investment portfolio is summarized below (dollars in thousands):

	Number of Investments		Amount of Investment
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Properties held for investment (1)	656	589	$2,585,707	$2,164,566
Properties held for sale	21	23	39,960	46,725
Mortgage loans receivable	81	76	142,555	139,483
Properties under development (2)	3	4	5,500	6,118
Total gross investment	761	692	$2,773,722	$2,356,892
(1) Includes one vacant property for the years ended December 31, 2025 and 2024, and one completed development where rent had not commenced as of December 31, 2024.
(2) Rent has not commenced for properties under development.

Acquisitions

The Company’s acquisitions during the years ended December 31, 2025 and 2024 were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions during the period is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Number of properties acquired	140	115

Purchase price allocation:
Land	$245,948	$141,074
Buildings	281,376	266,644
Site improvements	26,272	31,825
Tenant improvements	3,396	3,934
In-place lease intangible assets	42,225	36,580
Above-market lease intangible assets	3,815	—
Below-market lease intangible liabilities	(71)	—
Total (1)	$602,961	$480,057
(1) During the years ended December 31, 2025 and 2024, the Company capitalized $7.0 million and $4.6 million of acquisition costs, respectively.

Dispositions

The Company’s property dispositions are summarized below (dollars in thousands):

	Year Ended December 31,
	2025 (1)	2024	2023
Number of properties sold	78	56	19
Sales price, net of disposal costs	$169,081	$110,945	$40,259
Gain on sales of real estate, net	$7,686	$1,876	$1,175
(1) Includes the disposal of one property under development.

Development

The Company’s investment in property developments is summarized below (dollars in thousands):

	Year Ended December 31,
	2025	2024
Number of developments acquired	2	4
Purchase price of acquired developments	$3,085	$2,010

Total investment in properties under development (1)	$6,901	$29,788

Number of developments completed (2)	2	18
Amounts placed into service (3)	$6,545	$52,887
(1) During the years ended December 31, 2025 and 2024, the Company capitalized $0.2 million and $0.8 million, respectively, of interest expense associated with properties under development.
(2) For the two developments completed during the year ended December 31, 2025, rent commenced in the second quarter of 2025. For the 18 developments completed during the year ended December 31, 2024, rent commenced at various points throughout 2024, with one rent commencement in the first quarter of 2025.
(3) Amounts reclassified from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying consolidated balance sheets.

As of December 31, 2025, the Company had three property developments under construction, which are expected to be substantially completed with rent commencing at various points throughout 2026. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying consolidated balance sheets as of December 31, 2025.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Mortgage (3) (4)	I/O	1	6.71%	6.00%	8/31/2027	$38,162	$43,612
Mortgage (4)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (5)	I/O	3	8.10%	6.89%	4/10/2026	4,132	4,132
Mortgage (3) (4) (5)	I/O	2	9.52%	10.09%	6/10/2026	2,230	8,408
Mortgage	None (6)	1	7.00%	7.00%	1/31/2026	825	825
Mortgage (3) (4) (7)	I/O	5	10.26%	10.25%	6/5/2026	9,356	11,658
Mortgage (3) (4) (8)	I/O	3	10.25%	10.25%	2/27/2026	5,883	8,853
Mortgage (9)	P+I	1	7.25%	7.25%	7/17/2027	—	4,076
Mortgage (9)	P+I	1	7.25%	7.25%	7/17/2027	—	5,221
Mortgage	I/O	1	14.68%	13.09%	1/17/2025	—	1,299
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,411	1,434
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	1	9.75%	9.75%	3/12/2026	1,829	—
Mortgage (3) (10)	None (6)	13	9.75%	9.75%	1/30/2027	21,644	—
Mortgage	I/O	1	7.25%	7.25%	5/18/2027	6,050	—
Mortgage (3)	I/O	1	9.75%	9.75%	12/5/2026	1,068	—
Total						142,555	139,483
Unamortized loan origination costs and fees, net						81	74
Unamortized discount						(172)	(148)
Total mortgage loans receivable, net						$142,464	$139,409
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
(7) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from January 30, 2026 to June 5, 2026.
(8) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from January 24, 2026 to February 27, 2026.
(9) Loans were disposed during the year ended December 31, 2025. The table also excludes one loan that was entered into and disposed during the year ended December 31, 2025.
(10) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from March 28, 2026 to January 30, 2027.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$228,508	$(77,628)	$150,880	$203,104	$(60,729)	$142,375
Above-market leases	22,696	(6,567)	16,129	19,644	(5,500)	14,144
Lease incentives	8,678	(2,247)	6,431	9,529	(1,656)	7,873
Total intangible assets	$259,882	$(86,442)	$173,440	$232,277	$(67,885)	$164,392

Liabilities:
Below-market leases	$28,627	$(11,717)	$16,910	$29,847	$(9,670)	$20,177

The remaining weighted average amortization period for the Company’s intangible assets and liabilities by category were as follows:

	Years Remaining as of
	December 31, 2025	December 31, 2024
In-place leases	8.7	8.6
Above-market leases	11.9	11.4
Below-market leases	9.5	10.1
Lease incentives	8.9	10.1

The Company records amortization of in-place lease assets to amortization expense, and records net amortization of above-market and below-market lease intangibles as well as amortization of lease incentives to rental revenue. The following amounts in the accompanying consolidated statements of operations and comprehensive loss related to the amortization of intangible assets and liabilities for all property and ground leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization:
Amortization of in-place leases	$22,766	$21,302	$19,203

Net adjustment to rental revenue:
Above-market lease assets	(1,493)	(1,621)	(1,575)
Below-market lease liabilities	2,499	2,839	2,975
Lease incentives	(849)	(760)	(789)
	$157	$458	$611

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of December 31, 2025, for the next five years and thereafter (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
In-place leases	$24,052	$22,313	$19,594	$17,191	$14,273	$53,457	$150,880

Above-market lease assets	(1,687)	(1,635)	(1,604)	(1,455)	(1,359)	(8,389)	(16,129)
Below-market lease liabilities	2,368	2,298	2,171	1,990	1,818	6,265	16,910
Lease incentives	(859)	(804)	(774)	(735)	(732)	(2,527)	(6,431)
Net adjustment to rental revenue	$(178)	$(141)	$(207)	$(200)	$(273)	$(4,651)	$(5,650)

Note 6 – Debt

Debt consists of the following (in thousands):

					Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	Hedged Interest Rate (3)	December 31, 2025	December 31, 2024
Debt:
2028 Term Loan	February 11, 2028	—	4.82%	3.58%	$200,000	$200,000
2029 Term Loan	July 3, 2026	January 3, 2029	4.72%	4.69%	250,000	250,000
2030 Term Loan A	January 15, 2029	January 15, 2030	4.61%	3.35%	175,000	175,000
2030 Term Loan B	January 15, 2029	January 15, 2030	4.71%	4.82%	175,000	—
2031 Term Loan	March 25, 2031	—	4.71%	4.39%	200,000	—
2032 Term Loan	September 24, 2032	—	5.01%	4.70%	100,000	—
Revolver	January 15, 2029	January 15, 2030	4.61%	—	—	239,000
Mortgage Note	November 1, 2027	—	4.53%	—	8,042	8,205
Total debt					1,108,042	872,205
Unamortized discount and debt issuance costs					(6,897)	(2,744)
Unamortized deferred financing costs, net (4)					(5,657)	(1,200)
Total debt, net					$1,095,488	$868,261
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Represents the stated interest rate within the respective debt agreement as of December 31, 2025. The term loans and Revolver bear a floating interest rate (SOFR) plus the applicable margin as described further in “Note 6 – Debt”.
(3) Represents the weighted-average hedged fixed rate plus the applicable margin as of December 31, 2025, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(4) The Company records deferred financing costs associated with the Revolver and loan commitment fees associated with the 2032 Term Loan in other assets, net in the consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan.

PNC Term Loan Agreement

On September 25, 2025, the Company entered into a Term Loan Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Term Loan Agreement”), related to a senior unsecured term loan facility consisting of (i) a $200.0 million senior unsecured term loan (the “2031 Term Loan”) and (ii) a $250.0 million senior unsecured term loan (the “2032 Term Loan”, and together with the 2031 Term Loan, the “PNC Term Loans”). All $200.0 million of the 2031 Term Loan was funded on September 25, 2025. Of the $250.0 million capacity of the 2032 Term Loan commitments, $100.0 million in term loans were funded on September 25, 2025 and the remaining $150.0 million is available as a delayed draw term loan commitment until September 25, 2026. Subject to the terms of the PNC Term Loan Agreement, the PNC Term Loans may be increased to an amount of up to $600.0 million at the Company’s request.

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

Prior to the date the Company obtained an Investment Grade Rating (as defined in the PNC Term Loan Agreement), interest rates were based on the Company’s consolidated total leverage ratio and were determined by (A) in the case of the 2031 Term Loan, either (i) SOFR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Term Loan Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio; and (B) in the case of the 2032 Term Loan, either (i) SOFR, plus a margin ranging from 1.50% to 2.20%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Term Loan Agreement), plus a margin ranging from 0.50% to 1.20%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtained an Investment Grade Rating, interest rates are based on the Company’s credit rating, and are determined by (A) in the case of the 2031 Term Loan, either (i) SOFR, plus a margin ranging from 0.80% to 1.60%, based on the Company’s credit rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s credit rating and consolidated total leverage ratio and (B) in the case of the 2032 Term Loan, either (i) SOFR, plus a margin ranging from 1.15% to 2.20%, based on the Company’s credit rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.15% to 1.20%, based on the Company’s credit rating and consolidated total leverage ratio.

Additionally, the Company will incur a ticking fee based on the total undrawn amount under the 2032 Term Loan. The ticking fee of 0.20% per annum will accrue from December 25, 2025 until September 25, 2026.

The Company has fully hedged the 2031 Term Loan with an all-in fixed interest rate of 4.39% and has partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.67%. The remaining $50.0 million of the 2032 Term Loan is currently unhedged. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Term Loan Agreement, the Company incurred approximately $3.7 million of debt issuance costs, which were allocated between the 2031 Term Loan and 2032 Term Loan in the amounts of $2.2 million and $1.5 million, respectively. Additionally, the Company incurred $2.1 million of loan commitment fees associated with the 2032 Term Loan, which have been capitalized to other assets, net in the consolidated balance sheets. The deferred financing costs and capitalized loan commitment fees are amortized over the term of the loans, and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive loss.

Truist Credit Agreement

On July 3, 2023, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”), related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”), which may, subject to the terms of the Truist Credit Agreement, be increased to an amount of up to $400.0 million at the Company’s request. On January 15, 2025, the Truist Credit Agreement was amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets. On September 25, 2025, the Truist Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the 2029 Term Loan.

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

Prior to the date the Company obtained an Investment Grade Rating (as defined in the Truist Credit Agreement), interest accrued at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Truist Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtained an Investment Grade Rating, interest accrues at either (i) SOFR, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s credit rating.

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

The Company has fully hedged the 2029 Term Loan at an all-in fixed interest rate of 4.69% through January 2029. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the 2029 Term Loan, the Company incurred $1.4 million of debt issuance costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net in the consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive loss.

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

On January 15, 2025, the Company amended and restated the existing PNC Credit Agreement to provide for: the existing $200.0 million 2028 Term Loan; an upsized $500.0 million Revolver (increased from $400.0 million); and a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”, and together with the 2028 Term Loan and the Revolver, the “PNC Credit Facility”). On September 25, 2025, the PNC Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the PNC Credit Facility. The borrowing capacity under the PNC Credit Facility may be increased in an amount of up to $1.4 billion in the aggregate, subject to certain conditions.

The 2028 Term Loan matures on February 11, 2028. The 2030 Term Loan B and the upsized Revolver initially mature on January 15, 2029 and include, at the Company’s election, a one-year option to extend the maturity to January 15, 2030, subject to certain conditions. Borrowings under the PNC Credit Facility are repayable at the Company’s option in whole or in part without premium or penalty. Borrowings under the Revolver may be repaid and reborrowed from time to time prior to the maturity date.

Prior to the date the Company obtained an Investment Grade Rating (as defined in the PNC Credit Agreement), interest rates were based on the Company’s consolidated total leverage ratio and were determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 1.15% to 1.60%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.15% to 0.60%, based on the Company’s consolidated total leverage ratio; and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 1.00% to 1.45%, based on the Company’s consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.45%, based on the Company’s consolidated total leverage ratio.

After the date the Company obtained an Investment Grade Rating, interest rates are based on the Company’s credit rating, and are determined by (A) in the case of the 2028 Term Loan and the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 0.80% to 1.60%, based on the Company’s credit rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.60%, based on the Company’s credit rating and consolidated total leverage ratio and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 0.725% to 1.40%, based on the Company’s credit rating and consolidated total leverage ratio, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.40%, based on the Company’s credit rating and consolidated total leverage ratio.

Additionally, the Company will incur a facility fee based on the total commitment amount of $500.0 million under the Revolver. Prior to the date the Company obtained an Investment Grade Rating, the applicable facility fee ranged from 0.15% to 0.30% based on the Company’s consolidated total leverage ratio. After the date the Company obtained an Investment Grade Rating, the applicable facility fee ranges from 0.125% to 0.30% based on the Company’s credit rating.

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

The Company has fully hedged the 2028 Term Loan with an all-in fixed interest rate of 3.58%, and the 2030 Term Loan B with an all-in fixed interest rate of 4.82%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Credit Agreement, the Company incurred approximately $3.8 million of deferred financing costs, which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. In connection with the first amendment to the PNC Credit Agreement, the Company incurred approximately $5.1 million of deferred financing costs, which were allocated between the Revolver and 2030 Term Loan B in the amounts of $3.7 million and $1.4 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive loss.

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

Prior to the date the Company obtained an Investment Grade Rating (as defined in the Wells Fargo Credit Agreement), interest accrued at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Wells Fargo Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtained an Investment Grade Rating, interest accrues at either (i) SOFR, plus a margin ranging from 0.80% to 1.60% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.60%, in each case based on the Company’s credit rating.

The Company has fully hedged the 2030 Term Loan A with an all-in fixed interest rate of 3.35%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

In connection with the 2030 Term Loan A, the Company incurred $1.1 million of deferred financing costs. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive loss.

Reduced Margins on Debt

As a result of receiving an investment grade credit rating, the interest rates on the Company’s term loans and revolving credit facility, including the revolving credit facility fee, are now determined by the Company’s credit rating and consolidated total leverage ratio.

Mortgage Note Payable

As of December 31, 2025, the Company had total gross mortgage indebtedness of $8.0 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $11.6 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan are interest-only through maturity. As of December 31, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
2026	$178	$250,000	$250,178
2027	170	7,694	7,864
2028	—	200,000	200,000
2029	—	350,000	350,000
2030	—	—	—
Thereafter	—	300,000	300,000
Total	$348	$1,107,694	$1,108,042

(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revolving credit facilities (1)	$5,628	$6,879	$5,492
Term loans (2)	39,346	25,315	14,518
Mortgage note payable	373	380	387
Non-cash:
Amortization of deferred financing costs	1,231	794	898
Amortization of debt discount and debt issuance costs, net	2,019	1,551	947
Amortization of deferred losses (gains) on interest rate swaps	2,859	(3,789)	(2,124)
Capitalized interest	(154)	(806)	(1,060)
Total interest expense, net	$51,302	$30,324	$19,058
(1) Includes facility fees of approximately $0.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2025, 2024, and 2023, the term loans had a weighted average interest rate, exclusive of amortization of deferred financing costs and the effects of interest rate hedges, of 5.44%, 6.50%, and 5.51%, respectively.

During the years ended December 31, 2025, 2024, and 2023, the Company incurred interest expense on the Revolver with a weighted average interest rate, exclusive of amortization of deferred financing costs and facility fees, of 5.45%, 6.24%, and 5.92%, respectively.

The Company was in compliance with all of its debt covenants as of December 31, 2025 and expects to be in compliance for the twelve-month period ending December 31, 2026.

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

The following table summarizes the terms and fair values of the Company’s interest rate derivative contracts that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of Instruments				Aggregate Notional Value		Fair Value of Asset (Liability)(2)
Associated Debt Instrument	December 31, 2025	December 31, 2024	Hedge Fixed Rate(1)	Maturity Dates	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
2028 Term Loan	3	3	2.63%	February 11, 2028	$200,000	$200,000	$2,620	$7,971
2029 Term Loan	4	4	3.74%	January 3, 2029	250,000	250,000	(3,198)	2,165
2030 Term Loan A	4	4	2.40%	January 23, 2027	175,000	175,000	1,806	5,629
2030 Term Loan B	7	7	3.87%	January 2, 2030	175,000	175,000	(3,467)	661
2031 Term Loan	8	—	3.44%	March 1, 2031	200,000	—	(185)	—
2032 Term Loan	8	—	3.42%	September 1, 2032	200,000	—	1,140	—
Total	34	18			$1,200,000	$800,000	$(1,284)	$16,426
(1) Represents the weighted-average hedge fixed rate of the derivative contracts for each associated debt instrument and excludes the associated applicable margin as described in “Note 6 – Debt.”
(2) Derivative contracts in asset positions are included within other assets, net and derivative contracts in liability positions are included within accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets as of December 31, 2025 and 2024.

The following table presents the effect of the Company’s interest rate swaps in the consolidated statements of operations and comprehensive loss (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2025	2024	2023		2025	2024	2023
Interest Rate Products	$(8,823)	$19,408	$1,729	Interest expense, net	$6,028	$18,139	$16,551

The Company did not exclude any amounts from the assessment of hedge effectiveness for the years ended December 31, 2025, 2024, and 2023. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as an increase to interest expense.

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

Financial Assets and Liabilities

Companies are required to disclose the estimated fair values of all financial instruments, even if those instruments are not carried at fair value. The fair values of financial instruments are based on estimates that reflect market conditions and perceived risks as of December 31, 2025 and 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The carrying values of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short-term nature of these instruments. Additionally, the Company believes that the following financial instruments have carrying values that approximate their fair values as of December 31, 2025 and 2024:

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

The table below presents the carrying values and estimated fair values of certain financial assets and liabilities, aggregated by their level in the fair value hierarchy within which those measurements fall (in thousands):

			Fair Value Hierarchy Level
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Derivative assets	$5,566	$5,566	$—	$5,566	$—
Liabilities
Derivative liabilities	$6,850	$6,850	$—	$6,850	$—
Term loans (1)	$1,093,331	$1,103,089	$—	$—	$1,103,089

December 31, 2024
Assets
Derivative assets	$16,426	$16,426	$—	$16,426	$—
Liabilities
Term loans (1)	$622,608	$626,629	$—	$—	$626,629
(1) Recorded at carrying value in the consolidated balance sheets which represents amortized cost, net of unamortized debt issuance and discount costs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table summarizes the provisions for impairment on real estate investments during the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Carrying value prior to impairment	$91,857	$164,778	$58,667
Less: total provisions for impairment	(15,909)	(29,969)	(7,083)
Carrying value after impairment	$75,948	$134,809	$51,584

Number of properties: (1)
Classified as held for sale	7	13	16
Disposed within the period	24	35	4
Classified as held for investment	5	15	2
(1) Includes the number of properties that were either (i) impaired during the respective period and remained as held for sale as of period-end, (ii) impaired and disposed during the respective period, or (iii) impaired during the respective period and remained as held for investment at period-end.

The valuation of impaired assets is determined using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, analysis of recent comparable sales transactions, discount rates, and purchase offers from third parties, all of which represent Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is inherently subjective, and actual results may differ materially from these estimates. During the year ended December 31, 2025, the Company accounted for held for investment assets at fair value using a cash flow model (Level 3 inputs) with capitalization rates ranging from 6.2% to 7.5%, which the Company believes is reasonable based on current market rates.

Note 9 – Supplemental Detail for Certain Components of the Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable, net	$9,679	$9,809
Deferred rent receivable	16,588	11,790
Prepaid assets	2,975	2,143
Earnest money deposits	6,790	517
Fair value of interest rate swaps	5,566	16,426
Deferred offering costs	2,171	1,641
Deferred financing costs, net	5,657	1,200
Right-of-use asset	3,086	3,484
Leasehold improvements and other corporate assets, net	1,183	1,425
Interest receivable	3,958	3,034
Other assets, net	5,423	6,758
	$63,076	$58,227

Accounts payable, accrued expenses, and other liabilities consists of the following (in thousands):

	December 31,
	2025	2024
Accrued expenses	$4,249	$4,961
Accrued bonus	3,068	1,271
Prepaid rent	6,526	5,655
Operating lease liability	4,155	4,646
Accrued interest	4,642	3,476
Deferred rent	5,233	4,738
Accounts payable	1,218	3,053
Fair value of interest rate swaps	6,850	—
Tenant improvement allowances	3,975	—
Other liabilities	2,643	1,864
	$42,559	$29,664

Note 10 – Shareholders’ Equity

ATM Programs

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions.

During 2024, the Company entered into forward sale agreements with respect to an aggregate 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted-average price of $17.67 per share. The Company may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2026.

On August 12, 2024, the Company entered into a $300.0 million at-the-market equity program (the “2024 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective August 12, 2024, in connection with the establishment of the new at-the-market offering program, the 2023 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2023 ATM Program. As context requires, the 2024 ATM Program and the 2023 ATM Program are referred to herein as the “ATM Programs.”

During 2024, the Company entered into forward sale agreements with respect to an aggregate 152,547 shares of its common stock under the 2024 ATM Program at a weighted-average price of $17.13 per share. As of December 31, 2025, the Company had fully settled the forward sale agreements.

During 2025, the Company entered into forward sale agreements with respect to an aggregate 9,068,486 shares of its common stock under the 2024 ATM Program at a weighted-average price of $17.75 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from September 2026 to November 2026.

The following table presents information about the ATM Programs (in thousands):

				As of December 31, 2025
Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Value of Gross Proceeds Settled(1)	Value of Gross Proceeds of Unsettled Forward Equity	Value of Gross Proceeds Available for Issuance(2)
2023 ATM Program (3)	October 2023	August 2024	$300,000	$77,323	$30,806	$—
2024 ATM Program (4)	August 2024	—	$300,000	$52,446	$123,229	$124,325
(1) Represents gross proceeds received from shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) Represents gross proceeds available for future issuances of shares of common stock under the ATM Programs.
(3) As of December 31, 2025, 1,743,100 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.25.
(4) As of December 31, 2025, 6,770,787 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.94.

The following table details information related to activity under the ATM Programs for each period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2025 (1)	2024 (2)	2023 (3)
Shares of common stock issued	3,185,262	5,983,711	7,662,341
Weighted-average price per share	$16.47	$16.50	$17.22
Gross proceeds	$52,446	$98,731	$131,911
Sales commissions and offering costs	$884	$1,070	$1,638
Net proceeds (4)	$51,562	$97,661	$130,274
(1) Includes 2,450,246 shares of common stock that were physically settled at a weighted-average price of $16.47 per share under forward sale agreements.
(2) Includes 5,983,711 shares of common stock that were physically settled at a weighted-average price of $16.50 per share under forward sale agreements.
(3) Includes 1,516,289 shares of common stock that were physically settled at a weighted-average price of $16.49 per share under forward sale agreements.
(4) The net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Class A OP Units.

July 2025 Follow-On Offering

In July 2025, the Company completed a registered public offering of 12,420,000 shares of its common stock at a public offering price of $17.70 per share, including the full exercise of the underwriters’ option to purchase additional shares. In connection with the offering, the Company entered into forward sale agreements for 12,420,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

On December 30, 2025, the Company physically settled 8,155,053 shares of common stock at a weighted-average price of $16.81 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $137.0 million, net of underwriting discounts and offering costs of $7.6 million.

As of December 31, 2025, 4,264,947 shares remain unsettled under the July 2025 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than July 28, 2026.

January 2024 Follow-On Offering

In January 2024, the Company completed a registered public offering of 11,040,000 shares of its common stock at a public offering price of $18.00 per share. In connection with the offering, the Company entered into forward sale agreements for 11,040,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers. On September 26, 2024, the Company physically settled 2,200,000 shares of common stock at a price of $17.22 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $37.8 million, net of underwriting discounts and offering costs of $1.8 million.

As of December 31, 2025, 8,840,000 shares remain unsettled under the January 2024 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2026.

The following table presents information about the Company’s follow-on offerings (in thousands, except share data):

			As of December 31, 2025
Follow-On Offering	Shares Sold	Shares Settled	Shares Unsettled	Value of Gross Proceeds of Unsettled Forward Equity
January 2024	11,040,000	2,200,000	8,840,000	$159,120
July 2025	12,420,000	8,155,053	4,264,947	$75,490

Surrendered Shares on Vested Stock Unit Awards

During the years presented, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. Amended and Restated 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the years ended December 31, 2025, 2024, and 2023, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 50 thousand, 90 thousand, and 37 thousand RSUs, respectively, valued at approximately $0.8 million, $1.5 million, and $0.7 million, respectively, solely to pay the associated statutory withholding tax. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the consolidated statements of cash flows and consolidated statements of changes in equity.

Dividends

During the year ended December 31, 2025, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025
April 25, 2025	0.210	June 2, 2025	17,159	June 16, 2025
July 21, 2025	0.215	September 2, 2025	17,947	September 15, 2025
October 24, 2025	0.215	December 1, 2025	17,967	December 15, 2025
	$0.850		$70,230

During the year ended December 31, 2024, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Year Ended December 31, 2024
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 13, 2024	$0.205	March 15, 2024	$15,031	March 28, 2024
April 23, 2024	0.205	June 3, 2024	15,042	June 14, 2024
July 23, 2024	0.210	September 3, 2024	16,251	September 13, 2024
October 18, 2024	0.210	December 2, 2024	17,133	December 13, 2024
	$0.830		$63,457

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. Accordingly, during both of the years ended December 31, 2025 and 2024, the Operating Partnership paid distributions of $0.4 million to holders of OP Units.

For federal income tax purposes, distributions to stockholders are characterized as ordinary income dividends, capital gain distributions, or non-dividend distributions. Non-dividend distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Company’s common stock distributions paid per share:

	Year Ended December 31,
	2025	2024	2023
Ordinary income dividends	$0.7342	$0.7680	$0.7488
Non-dividend distributions	0.1158	0.0620	0.0502
Capital gain distributions	0.0000	0.0000	0.0110
Total	$0.8500	$0.8300	$0.8100

Noncontrolling Interests

Noncontrolling interests represent noncontrolling holders of OP Units in the Operating Partnership. OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2025 and 2024, noncontrolling interests represented 0.4% and 0.5%, respectively, of OP Units. During the years ended December 31, 2025 and 2024, OP Unit holders redeemed 12,813 and 54,342 OP Units, respectively, for shares of common stock on a one-for-one basis.

Note 11 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 4,294,976 shares of common stock are reserved for issuance and, as of December 31, 2025, 3,389,881 shares of common stock were available for future issuance under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, long-term incentive plan units, dividend equivalent rights, and other share-based, share-related, or cash-based awards, including performance-based awards, to employees, directors, and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of December 31, 2025, the only stock-based compensation granted by the Company were RSUs. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss was $5.9 million, $5.7 million, and $4.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. All awards of unvested restricted stock units are expected to fully vest within the next one to five years.

Performance-Based RSUs (effectiveness of Initial Public Offering)

Pursuant to the Omnibus Incentive Plan, the Company made performance-based RSUs to certain employees and non-employee directors. The performance condition required the Company to effectively file a resale registration statement. Up until the point of filing the registration statement, performance was not deemed probable and accordingly, no RSUs had the capability of vesting and no stock-based compensation expense was recorded. As a result of the Company’s initial public offering in August 2020, the performance condition was satisfied, and the Company recorded a stock-based compensation expense catch-up adjustment of $1.4 million. The vesting terms of these grants were specific to the individual grant and were fully vested as of December 31, 2024.

The following table summarizes performance-based RSU activity for the periods indicated below. There was no activity during the year ended December 31, 2025 as the awards were fully vested as of December 31, 2024.

	2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding, beginning of year	30,379	$19.75	61,391	$19.75
Vested during the period	(30,379)	19.75	(31,012)	19.75
Unvested RSU grants outstanding, end of year	—	$—	30,379	$19.75

For the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.3 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of December 31, 2024, there was no remaining unamortized stock-based compensation expense. These units were subject to graded vesting and stock-based compensation expense was recognized ratably over the requisite service period for each vesting tranche in the award.

The grant date fair value of unvested RSUs was calculated as the per share price in the private offering that closed on December 23, 2019.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments over the next one to five years.

The following table summarizes service-based RSU activity for the periods indicated below:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding, beginning of year	326,987	$18.25	298,108	$19.79	247,079	$19.86
Granted during the period	294,067	14.76	210,733	17.17	161,757	19.79
Forfeited during the period	(2,963)	17.01	(12,138)	18.67	(2,213)	20.18
Vested during the period	(165,445)	18.65	(169,716)	19.58	(108,515)	19.93
Unvested RSU grants outstanding, end of year	452,646	$15.85	326,987	$18.25	298,108	$19.79

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $3.4 million, $3.3 million and $2.8 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of December 31, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $3.9 million and $3.3 million, respectively, and as of December 31, 2025, these awards are expected to be recognized over a remaining weighted average period of 2.0 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of service-based unvested RSUs is calculated as the per share price determined in the initial public offering for awards granted in 2020, and as the per share price of the Company’s stock on the date of grant for those granted in years subsequent to 2020.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made performance-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three year period. The performance period of these grants runs through February 28, 2026, December 31, 2026, and December 31, 2027. Grant date fair value of the performance-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 24.4% and expected volatility of the Company’s peers, ranging from 19.5% to 98.2%, with an average volatility of 29.9%, and a risk-free interest rate of 4.00%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $15.86 and the target absolute TSR was $14.28 for a weighted average grant date fair value of $14.91 per share. Stock-based compensation expense associated with unvested performance-based share awards is recognized on a straight-line basis over the minimum required service period of three years.

The following table summarizes performance-based RSU activity for the periods indicated below:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding, beginning of year	290,442	$18.75	258,558	$20.38	177,350	$19.83
Granted during the period	170,213	14.91	169,002	16.05	81,751	21.57
Forfeited during the period	(68,525)	22.38	(90,458)	17.55	(543)	19.36
Vested during the period	—	—	(46,660)	20.36	—	—
Unvested RSU grants outstanding, end of year	392,130	$16.45	290,442	$18.75	258,558	$20.38

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $2.1 million, $1.9 million, and $1.7 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of December 31, 2025 and December 31, 2024, the remaining unamortized stock-based compensation expense totaled $2.8 million and $2.4 million, respectively, and as of December 31, 2025, these awards are expected to be recognized over a remaining weighted average period of 1.7 years.

Alignment of Interest Program

Under the Alignment of Interest Program (the “Program”), the Company allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2025 under the Program was approximately $1.2 million as of December 31, 2025. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the years ended December 31, 2025, 2024, and 2023, the Company recognized approximately $0.3 million, $0.3 million, and $0.1 million, respectively, of stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net income (loss)	$6,938	$(12,000)	$6,890
Net (income) loss attributable to noncontrolling interest	(37)	63	(53)
Net income (loss) attributable to common shares, basic	6,901	(11,937)	6,837
Net income (loss) attributable to noncontrolling interest	37	(63)	53
Net income (loss) attributable to common shares, diluted	$6,938	$(12,000)	$6,890

Denominator:
Weighted average common shares outstanding, basic	82,702,387	76,517,767	63,922,973
Effect of dilutive shares for diluted net income per common share:
OP Units	421,516	—	501,751
Unvested RSUs	285,694	—	165,420
Unsettled shares under open forward equity contracts	795,151	—	75,295
Weighted average common shares outstanding, diluted	84,204,748	76,517,767	64,665,439

Net income (loss) available to common stockholders per common share, basic	$0.08	$(0.16)	$0.11
Net income (loss) available to common stockholders per common share, diluted	$0.08	$(0.16)	$0.11

For the year ended December 31, 2024, diluted net loss per common share does not assume the conversion of 444,435 OP Units, 123,992 unvested RSUs, or 233,606 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of December 31, 2025 and 2024, there were 412,143 and 424,956 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of December 31, 2025, the Company had commitments to fund property developments, extend funds under mortgage loans receivable, and commitments to fund tenant improvement allowances totaling $15.8 million, $8.4 million, and $8.1 million, respectively. Commitments to fund property developments are expected to occur over the next 12 months, while commitments to fund mortgage loans receivable and tenant improvement allowances are expected to occur over the next two years.

In August 2021, the Company entered into a lease agreement related to its corporate office space, which is classified as an operating lease. The Company began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.6 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Future minimum base rental payments under the lease are outlined in “Note 3 – Leases.” Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of December 31, 2025, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to December 31, 2025 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

2032 Term Loan Draw

Subject to the terms of the PNC Term Loan Agreement, the Company drew an additional $50.0 million under the 2032 Term Loan on January 2, 2026, bringing the total outstanding principal amount to $150.0 million. Effective January 2, 2026, the $150.0 million outstanding under the 2032 Term Loan is hedged with an all-in fixed interest rate of 4.66%. The Company has $100.0 million remaining under the PNC Term Loan Agreement delayed draw term loan commitment.

Common Stock Dividend

On February 5, 2026, the Company’s Board of Directors declared a cash dividend of $0.22 per share for the first quarter of 2026. The dividend will be paid on March 31, 2026 to stockholders of record on March 16, 2026.

Revolver Activity

The Company borrowed and repaid $10.0 million under the Revolver, which was used for general corporate purposes, including the acquisition of properties in the Company’s pipeline.

Forward Equity Sales

In January 2026, the Company entered into forward sale agreements with respect to an aggregate 2,589,402 shares of its common stock under the 2024 ATM Program at a weighted-average price of $18.06 per share. The Company may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than January 2027.

Forward Equity Settlements

On February 6, 2026, the Company physically settled 4,000,000 shares of common stock under its January 2024 Follow-On Offering at a price of $16.98 per share in accordance with its forward sale agreements. The Company received net proceeds of approximately $67.9 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Directors and Management,” “Corporate Governance” and, if required, “Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay Ratio,” “Corporate Governance - Director Compensation,” “Corporate Governance - Other Board Information - Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item will be included in the section entitled “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	844,776	$—	2,545,105
Equity compensation plans not approved by security holders	—	—	—
Total	844,776	$—	2,545,105
(1) Relates to restricted stock unit awards (“RSUs”) available for issuance under our Amended and Restated 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).
(2) Includes 844,776 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our Omnibus Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance - Independence of Directors” of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.

The information required by this item will be included in the section entitled “Fees of Independent Accountants” of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

15(a)(1)	The following documents are filed as a part of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
Notes to the Consolidated Financial Statements
15(a)(2)	The following is a list of the financial statement schedules required by Item 8:
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate
15(a)(3)	Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

4.1	Description of NETSTREIT Corp.’s Securities. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-23991) filed with the SEC on July 17, 2020.

10.1
Amended and Restated Agreement of Limited Partnership of NETSTREIT, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed on July 17, 2020).

10.2†
Form of Indemnification Agreement between NETSTREIT Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed with the SEC on July 17, 2020).

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

10.5†	Amended and Restated NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended June 30, 2025).

10.6†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed with the SEC on August 5, 2020).

10.7†
Form of NETSTREIT Corp. 2019 Omnibus Incentive Compensation Plan Employee Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.8†
Form of Performance Stock Unit Agreement under the NETSTREIT Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.9†
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

10.11
Tax Protection Agreement, dated December 23, 2019, by and among NETSTREIT Corp., NETSTREIT, L.P., Hillview Way, LLC and Mayfield Road Group, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed with the SEC on August 5, 2020).

10.12#
Amended and Restated Credit Agreement, dated January 15, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2025).

10.13#
First Amendment to Amended and Restated Credit Agreement, dated as of September 25, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2025).

10.14#
Second Amended and Restated Credit Agreement, dated January 15, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K with the SEC on January 17, 2025).

10.15#
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 25, 2025, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.16#
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

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).

21.1	List of Subsidiaries of NETSTREIT Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-239911) filed with the SEC on July 17, 2020).

23.1*	Consent of KPMG LLP.

24.1*	Power of Attorney (included on Signature Page).

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*, ***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*, ***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97†	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Submitted electronically with the report.
***	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

NETSTREIT Corp.

Signature and Title	Date

/s/ MARK MANHEIMER	Date: February 10, 2026
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

/s/ MARK MANHEIMER	Date: February 10, 2026
Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ DANIEL DONLAN	Date: February 10, 2026
Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ SOFIA CHERNYLO	Date: February 10, 2026
Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ LORI WITTMAN	Date: February 10, 2026
Lori Wittman
Chair of the Board of Directors

/s/ MATTHEW TROXELL	Date: February 10, 2026
Matthew Troxell
Director

/s/ TODD MINNIS	Date: February 10, 2026
Todd Minnis
Director

/s/ ROBIN ZEIGLER	Date: February 10, 2026
Robin Zeigler
Director

/s/ HEIDI EVERETT	Date: February 10, 2026
Heidi Everett
Director

/s/ MICHAEL CHRISTODOLOU	Date: February 10, 2026
Michael Christodolou
Director

NETSTREIT Corp.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)		Gross Amount as of December 31, 2025(2), (3)
State	Number of Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation(3), (4)	Year of Construction			Year Acquired(5)			Life on Which Depreciation in Statements of Operations and Comprehensive Income is Computed
Alabama	48	$—	$31,045	$70,271	$(115)	$(603)	$30,930	$69,668	$100,598	$(8,121)	1968	–	2025	2019	–	2025	2	to	35	Years
Alaska	1	—	1,376	1,584	—	—	1,376	1,584	2,960	(57)	1996	–	1996	2025	–	2025	5	to	34	Years
Arizona	7	—	14,245	24,410	—	94	14,245	24,504	38,749	(1,959)	1979	–	2023	2021	–	2025	5	to	35	Years
Arkansas	11	—	7,304	17,079	—	2,417	7,304	19,496	26,800	(2,278)	1962	–	2024	2019	–	2025	5	to	35	Years
California	8	—	17,720	36,550	—	276	17,720	36,826	54,546	(5,282)	1968	–	2009	2020	–	2025	3	to	35	Years
Colorado	5	—	8,423	5,502	—	225	8,423	5,727	14,150	(757)	1978	–	2024	2019	–	2025	8	to	35	Years
Connecticut	4	—	9,577	13,188	—	—	9,577	13,188	22,765	(981)	1972	–	2012	2021	–	2025	4	to	35	Years
Florida	16	—	22,766	58,307	—	43	22,766	58,350	81,116	(4,734)	1948	–	2024	2019	–	2025	4	to	35	Years
Georgia	35	—	36,715	95,315	—	(68)	36,715	95,247	131,962	(12,789)	1968	–	2025	2019	–	2025	0	to	35	Years
Idaho	2	—	647	2,915	—	—	647	2,915	3,562	(269)	2007	–	2016	2019	–	2025	7	to	31	Years
Illinois	43	—	71,109	134,363	(169)	191	70,940	134,554	205,494	(16,933)	1944	–	2024	2020	–	2025	0	to	35	Years
Indiana	26	—	28,366	62,562	(465)	(642)	27,901	61,920	89,821	(8,815)	1961	–	2025	2019	–	2025	0	to	35	Years
Iowa	12	—	6,410	18,340	—	558	6,410	18,898	25,308	(3,068)	1975	–	2024	2019	–	2025	3	to	35	Years
Kansas	6	—	2,413	12,732	—	54	2,413	12,786	15,199	(1,648)	1973	–	2024	2019	–	2025	3	to	35	Years
Kentucky	5	—	12,014	9,542	(358)	(1,102)	11,656	8,440	20,096	(867)	1985	–	2024	2020	–	2024	0	to	35	Years
Louisiana	17	(8,042)	21,078	55,695	(42)	(202)	21,036	55,493	76,529	(6,762)	1986	–	2024	2020	–	2025	5	to	35	Years
Maryland	4	—	3,012	8,504	(317)	(935)	2,695	7,569	10,264	(1,032)	1945	–	2016	2020	–	2021	5	to	35	Years
Massachusetts	3	—	8,136	970	(396)	(364)	7,740	606	8,346	(28)	2002	–	2012	2020	–	2023	0	to	35	Years
Michigan	15	—	11,545	41,763	(30)	77	11,515	41,840	53,355	(6,027)	1956	–	2024	2019	–	2024	4	to	35	Years
Minnesota	9	—	3,784	16,506	—	98	3,784	16,604	20,388	(1,778)	1981	–	2024	2019	–	2025	4	to	35	Years
Mississippi	17	—	14,390	40,554	—	465	14,390	41,019	55,409	(8,096)	1962	–	2023	2019	–	2025	6	to	35	Years
Missouri	13	—	16,130	15,479	—	26	16,130	15,505	31,635	(944)	1930	–	2025	2019	–	2025	4	to	35	Years
Montana	2	—	3,056	14,112	—	244	3,056	14,356	17,412	(1,023)	2007	–	2024	2023	–	2023	5	to	35	Years
Nebraska	4	—	5,303	16,686	—	260	5,303	16,946	22,249	(1,546)	1990	–	2015	2021	–	2025	5	to	35	Years
Nevada	5	—	5,286	11,798	—	55	5,286	11,853	17,139	(2,209)	1980	–	2014	2022	–	2022	5	to	35	Years
New Hampshire	3	—	493	1,289	—	52	493	1,341	1,834	(484)	1970	–	1984	2020	–	2020	6	to	21	Years
New Jersey	6	—	10,048	16,760	(376)	(1,290)	9,672	15,470	25,142	(828)	1920	–	2024	2019	–	2025	0	to	35	Years
New Mexico	11	—	7,780	14,061	—	442	7,780	14,503	22,283	(1,224)	1980	–	2024	2021	–	2025	4	to	35	Years
New York	38	—	53,260	122,178	(506)	(549)	52,754	121,629	174,383	(14,734)	1896	–	2025	2020	–	2025	3	to	35	Years
North Carolina	20	—	15,499	31,936	(716)	(1,066)	14,783	30,870	45,653	(5,623)	1956	–	2024	2019	–	2025	0	to	35	Years
North Dakota	5	—	3,309	9,181	—	—	3,309	9,181	12,490	(972)	2009	–	2024	2020	–	2024	8	to	35	Years
Ohio	36	—	20,957	76,901	(29)	710	20,928	77,611	98,539	(11,124)	1922	–	2025	2019	–	2025	3	to	35	Years
Oklahoma	13	—	7,566	23,703	—	171	7,566	23,874	31,440	(1,483)	1979	–	2024	2019	–	2025	0	to	35	Years
Oregon	2	—	3,991	—	—	—	3,991	—	3,991	—	2000	–	2003	2023	–	2023	0	to	0	Years
Pennsylvania	29	—	23,273	60,715	(598)	(102)	22,675	60,613	83,288	(7,883)	1916	–	2025	2019	–	2025	0	to	35	Years
South Carolina	15	—	7,879	30,675	—	364	7,879	31,039	38,918	(3,248)	1967	–	2023	2019	–	2025	2	to	35	Years
South Dakota	1	—	848	4,083	—	—	848	4,083	4,931	(572)	2022	–	2022	2021	–	2021	12	to	35	Years
Tennessee	7	—	7,682	12,822	(90)	(474)	7,592	12,348	19,940	(1,999)	1963	–	2025	2019	–	2025	7	to	35	Years
Texas	95	—	185,194	223,856	(587)	(810)	184,607	223,046	407,653	(15,055)	1962	–	2025	2019	–	2025	4	to	35	Years
Utah	1	—	519	2,609	—	9	519	2,618	3,137	(592)	2015	–	2015	2019	–	2019	10	to	32	Years
Vermont	10	—	1,473	6,181	(84)	416	1,389	6,597	7,986	(1,442)	1890	–	1999	2020	–	2022	4	to	31	Years
Virginia	15	—	32,265	51,130	—	704	32,265	51,834	84,099	(6,845)	1978	–	2025	2019	–	2025	3	to	35	Years
Washington	3	—	5,659	12,321	—	33	5,659	12,354	18,013	(2,790)	1978	–	1997	2020	–	2021	6	to	30	Years
West Virginia	4	—	1,384	4,402	—	177	1,384	4,579	5,963	(996)	1996	–	2017	2019	–	2022	4	to	26	Years
Wisconsin	23	—	27,139	101,935	(773)	(705)	26,366	101,230	127,596	(12,961)	1970	–	2025	2019	–	2025	0	to	35	Years
	655	$(8,042)	$778,068	$1,591,465	$(5,651)	$(751)	$772,417	$1,590,714	$2,363,131	$(188,858)

(1) Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate.
(2) The aggregate cost for federal income tax purposes is $2.7 billion (unaudited).
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

The following is a reconciliation of carrying value for land and building and improvements for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$1,971,665	$1,610,705	$1,308,230
Additions
Acquisitions	556,991	443,481	306,564
Improvements	1,803	4,565	4,098
Property under development completed and placed in service	6,371	50,541	64,711
Reclasses to held for investment	15,425	23,980	—
Deductions
Reclasses to held for sale	(169,185)	(133,088)	(66,762)
Provisions for impairment	(19,876)	(26,797)	(3,509)
Involuntary conversion of assets and other adjustments	(63)	(1,722)	—
Dispositions	—	—	(2,627)
Balance, end of year	$2,363,131	$1,971,665	$1,610,705

The following is a reconciliation of accumulated depreciation for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$143,422	$101,210	$62,526
Additions
Depreciation expense	62,774	54,739	44,104
Deductions
Reclasses to held for sale	(10,491)	(7,011)	(5,154)
Provisions for impairment	(6,847)	(5,323)	(63)
Involuntary conversion of assets and other adjustments	—	(193)	—
Dispositions	—	—	(203)
Balance, end of year	$188,858	$143,422	$101,210

See report of independent registered public accounting firm.

NETSTREIT Corp.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2025
(Dollars in thousands)
Description and Industry	Number of Secured Properties	State	Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Final Payment Terms	Prior Liens	Outstanding Face Amount of Mortgages	Carrying Amount of Mortgages	Principal amount of loans subject to delinquent principal or interest
Fully collateralized mortgage loans:
Home Improvement	1	Oregon	6.00%	8/31/2027	I/O	Balloon of $38.2 million	None	$38,162	$38,162	None
Convenience Stores	46	North Carolina	9.55%	3/10/2026	I/O	Balloon of $41.9 million	None	41,940	41,940	None
Convenience Stores	3	North Carolina	6.89%	4/10/2026	I/O	Balloon of $4.1 million	None	4,132	4,117	None
Dollar Stores	2	Mississippi	10.09%	6/10/2026	I/O	Balloon of $2.2 million	None	2,230	2,154	None
Discount Retail	1	Wisconsin	7.00%	1/31/2026	None (2)	Interest + Balloon of $0.8 million	None	825	825	None
Dollar Stores	5	Florida	10.25%	6/5/2026	I/O	Balloon of $9.4 million	None	9,356	9,356	None
Automotive Service	1	Tennessee	10.25%	2/27/2026	I/O	Balloon of $1.7 million	None	1,703	1,703	None
Dollar Stores	1	Pennsylvania	7.25%	9/19/2027	P+I	Balloon of $1.4 million	None	1,411	1,411	None
Drug Stores & Pharmacies	1	Texas	7.00%	9/30/2029	I/O	Balloon of $0.6 million	None	636	636	None
Convenience Stores	1	California	6.50%	12/23/2029	I/O	Balloon of $3.3 million	None	3,284	3,284	None
Convenience Stores	1	California	6.50%	12/23/2029	I/O	Balloon of $4.1 million	None	4,105	4,105	None
Quick Service Restaurants	1	Kentucky	10.25%	1/24/2026	I/O	Balloon of $2.0 million	None	1,964	1,964	None
Quick Service Restaurants	1	Tennessee	10.25%	2/7/2026	I/O	Balloon of $2.2 million	None	2,216	2,216	None
Quick Service Restaurants	1	Indiana	9.75%	3/12/2026	I/O	Balloon of $1.8 million	None	1,829	1,829	None
Quick Service Restaurants	1	Indiana	9.75%	3/28/2026	None (2)	Interest + Balloon of $1.7 million	None	1,718	1,718	None
Quick Service Restaurants	1	Ohio	9.75%	4/8/2026	None (2)	Interest + Balloon of $1.8 million	None	1,820	1,820	None
Quick Service Restaurants	1	Kentucky	9.75%	4/16/2026	None (2)	Interest + Balloon of $1.6 million	None	1,647	1,647	None
Quick Service Restaurants	1	Florida	9.75%	8/19/2026	None (2)	Interest + Balloon of $2.0 million	None	1,984	1,984	None
Quick Service Restaurants	1	Florida	9.75%	8/27/2026	None (2)	Interest + Balloon of $2.1 million	None	2,088	2,088	None
Quick Service Restaurants	1	Kentucky	9.75%	9/9/2026	None (2)	Interest + Balloon of $1.7 million	None	1,724	1,724	None
Drug Stores & Pharmacies	1	Virginia	7.25%	5/18/2027	I/O	Balloon of $6.1 million	None	6,050	6,050	None
Quick Service Restaurants	1	Kentucky	9.75%	10/16/2026	None (2)	Interest + Balloon of $2.1 million	None	2,095	2,095	None
Quick Service Restaurants	1	Indiana	9.75%	10/22/2026	None (2)	Interest + Balloon of $1.4 million	None	1,427	1,427	None
Quick Service Restaurants	1	Indiana	9.75%	10/24/2026	None (2)	Interest + Balloon of $1.6 million	None	1,551	1,551	None
Quick Service Restaurants	1	Alabama	9.75%	10/30/2026	None (2)	Interest + Balloon of $1.5 million	None	1,474	1,474	None
Quick Service Restaurants	1	Georgia	9.75%	1/1/2027	None (2)	Interest + Balloon of $1.9 million	None	1,872	1,872	None
Quick Service Restaurants	1	Kentucky	9.75%	1/8/2027	None (2)	Interest + Balloon of $1.0 million	None	1,020	1,020	None
Quick Service Restaurants	1	Tennessee	9.75%	1/30/2027	None (2)	Interest + Balloon of $1.2 million	None	1,224	1,224	None
Quick Service Restaurants	1	South Carolina	9.75%	12/5/2026	I/O	Balloon of $1.1 million	None	1,068	1,068	None
								$142,555	$142,464
(1) I/O: Interest Only; P+I: Principal and Interest.
(2) Payments of both interest and principal are due at maturity.

The following table shows changes in carrying amounts of mortgage loans receivable, net for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$139,409	$114,472	$46,378
Additions:
New mortgage loans receivable	37,597	29,722	72,399
Other: Increase in mortgage loans receivable in exchange for disposition of real estate	8,450	20,101	1,970
Other: Increase in existing mortgage loans receivable in exchange for settlement of existing mortgage loan	—	—	1,327
Capitalized loan origination costs and fees	168	(45)	145
Discount on new mortgage loans receivable	(340)	(334)	(155)
Amortization of discount	193	302	39
Deductions:
Collections of principal	(31,251)	(24,870)	(1,482)
Other: Reclassification to held for sale	(10,480)	—	—
Other: Mortgage loans receivable settled in exchange for acquisition of real estate	—	—	(4,673)
Other: Mortgage loans receivable settled in refinancing of existing mortgage loans receivable	—	—	(1,327)
Other: Provisions for impairment on mortgage loans receivable	(1,122)	—	—
Amortization of loan origination costs and fees	(160)	61	(149)
Balance, end of year	$142,464	$139,409	$114,472

See report of independent registered public accounting firm.