Form 10-Q
period 2026-03-31
NETSTREIT Corp.
filed 2026-04-20
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 14, 2026 was 97,260,607.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Real estate, at cost:
Land	$857,293	$772,417
Buildings and improvements	1,695,969	1,590,714
Total real estate, at cost	2,553,262	2,363,131
Less accumulated depreciation	(205,787)	(188,858)
Property under development	10,880	5,500
Real estate held for investment, net	2,358,355	2,179,773
Assets held for sale	57,692	40,976
Mortgage loans receivable, net	130,325	142,464
Cash, cash equivalents, and restricted cash	11,058	14,467
Lease intangible assets, net	181,632	173,440
Other assets, net	70,766	63,076
Total assets	$2,809,828	$2,614,196
Liabilities and equity
Liabilities:
Term loans, net	$1,143,284	$1,093,331
Revolving credit facility	88,000	—
Mortgage note payable, net	7,801	7,814
Lease intangible liabilities, net	16,290	16,910
Liabilities related to assets held for sale	1,029	1,016
Accounts payable, accrued expenses, and other liabilities	42,003	42,559
Total liabilities	1,298,407	1,161,630
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 97,253,523 and 93,070,533 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	973	931
Additional paid-in capital	1,769,473	1,701,572
Distributions in excess of retained earnings	(267,741)	(251,926)
Accumulated other comprehensive income (loss)	2,384	(4,565)
Total stockholders’ equity	1,505,089	1,446,012
Noncontrolling interests	6,332	6,554
Total equity	1,511,421	1,452,566
Total liabilities and equity	$2,809,828	$2,614,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue (including reimbursable)	$54,027	$42,590
Interest income on loans receivable	3,035	3,075
Other revenue	—	245
Total revenues	57,062	45,910
Operating expenses
Property	5,404	4,803
General and administrative	5,755	5,169
Depreciation and amortization	24,463	20,923
Provisions for impairment	2,062	3,616
Transaction costs, net	(60)	47
Total operating expenses	37,624	34,558
Other (expense) income
Interest expense, net	(14,266)	(11,460)
Gain on sales of real estate, net	119	2,075
Loss on debt extinguishment	—	(46)
Other income (expense), net	434	(205)
Total other expense, net	(13,713)	(9,636)
Net income before income taxes	5,725	1,716
Income tax expense	(14)	(16)
Net income	5,711	1,700
Net income attributable to noncontrolling interests	24	9
Net income attributable to common stockholders	$5,687	$1,691
Amounts available to common stockholders per common share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted average common shares:
Basic	95,543,920	81,644,492
Diluted	99,107,642	82,132,524
Other comprehensive income (loss):
Net income	$5,711	$1,700
Change in value on derivatives, net	6,978	(9,864)
Total comprehensive income (loss)	$12,689	$(8,164)
Comprehensive income (loss) attributable to noncontrolling interests	53	(42)
Comprehensive income (loss) attributable to common stockholders	$12,636	$(8,122)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	93,070,533	$931	$1,701,572	$(251,926)	$(4,565)	$1,446,012	$6,554	$1,452,566
Issuance of common stock in public offerings, net of issuance costs	4,000,000	40	67,753	—	—	67,793	—	67,793
OP Units converted to common stock	9,965	—	158	—	—	158	(158)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(21,396)	—	(21,396)	(117)	(21,513)
Dividends declared on restricted stock, net	—	—	—	(150)	—	(150)	—	(150)
Vesting of restricted stock units	255,868	3	(3)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(82,843)	(1)	(1,696)	—	—	(1,697)	—	(1,697)
Stock-based compensation, net	—	—	1,689	44	—	1,733	—	1,733
Other comprehensive income	—	—	—	—	6,949	6,949	29	6,978
Net income	—	—	—	5,687	—	5,687	24	5,711
Balance at March 31, 2026	97,253,523	$973	$1,769,473	$(267,741)	$2,384	$1,505,089	$6,332	$1,511,421

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	81,602,232	$816	$1,507,995	$(188,046)	$10,206	$1,330,971	$7,161	$1,338,132
Dividends and distributions declared on common stock and OP Units	—	—	—	(17,157)	—	(17,157)	(89)	(17,246)
Dividends declared on restricted stock, net	—	—	—	(181)	—	(181)	—	(181)
Vesting of restricted stock units	136,338	1	(1)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(39,661)	—	(573)	—	—	(573)	—	(573)
Stock-based compensation, net	—	—	1,388	169	—	1,557	—	1,557
Other comprehensive loss	—	—	—	—	(9,813)	(9,813)	(51)	(9,864)
Net income	—	—	—	1,691	—	1,691	9	1,700
Balance at March 31, 2025	81,698,909	$817	$1,508,809	$(203,524)	$393	$1,306,495	$7,030	$1,313,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$5,711	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,463	20,923
Amortization of deferred financing costs	971	664
Amortization of above/below-market assumed debt	29	29
Noncash revenue adjustments	(2,212)	(1,028)
Amortization of deferred losses (gains) on interest rate swaps	705	705
Stock-based compensation expense	1,689	1,388
Gain on sales of real estate, net	(119)	(2,075)
Provisions for impairment	2,062	3,616
Loss on debt extinguishment	—	46
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(8,265)	(3,770)
Accounts payable, accrued expenses, and other liabilities	1,278	92
Lease incentive payments	—	(199)
Net cash provided by operating activities	26,312	22,091
Cash flows from investing activities
Acquisitions of real estate	(233,695)	(77,468)
Real estate development and improvements	(5,713)	(2,810)
Investment in mortgage loans receivable	(5,091)	(10,462)
Earnest money deposits	5,595	(875)
Purchase of computer equipment and other corporate assets	—	(11)
Proceeds from sale of real estate	10,391	38,563
Principal collections on mortgage loans receivable	11,234	4,755
Proceeds from sale of mortgage loans receivable	5,587	—
Net cash used in investing activities	(211,692)	(48,308)
Cash flows from financing activities
Issuance of common stock in public offerings, net	67,793	—
Payment of common stock dividends	(21,396)	(17,157)
Payment of OP unit distributions	(106)	(89)
Payment of restricted stock dividends	(392)	(199)
Principal payments on mortgages payable	(43)	(41)
Proceeds under revolving credit facility	98,000	89,500
Repayments under revolving credit facility	(10,000)	(214,000)
Proceeds from term loans	50,000	218,675
Principal payments on term loans	—	(43,675)
Repurchase of common stock for tax withholding obligations	(1,697)	(573)
Payment of deferred offering costs	(188)	(60)
Payment of deferred financing costs	—	(6,279)
Net cash provided by financing activities	181,971	26,102
Net change in cash, cash equivalents, and restricted cash	(3,409)	(115)
Cash, cash equivalents, and restricted cash at beginning of the period	14,467	14,320
Cash, cash equivalents, and restricted cash at end of the period	$11,058	$14,205

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,722	$10,005
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid, net	$117	$12
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$502	$24
Accrued loan origination fees on mortgage loans receivable	$34	$—
Cash flow hedge change in fair value	$6,273	$(10,569)
Assumption of tenant allowances, other liabilities, and settlement of receivables in acquisitions of real estate	$279	$6
Accrued capital expenditures and real estate development and improvement costs	$1,139	$600

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of March 31, 2026, the Company owned or had investments in 808 properties located in 46 states.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2025, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the full year.

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

Provisions for Impairment

Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and discount rates, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). The Company recorded provisions for impairment on long-lived assets of $1.5 million and $3.6 million during the three months ended March 31, 2026 and 2025, respectively.

Mortgage Loans Receivable, Net

The Company classifies mortgage loans receivable as held for sale when it has made the decision to sell a loan. The Company records provisions for impairment on mortgage loans receivable when classified as held for sale if the amortized cost basis exceeds fair value. Fair value is determined based on Level 3 inputs within the fair value hierarchy under ASC 820, which includes the expected selling price of the loan, current market conditions, investor yield requirements, and other relevant factors. The Company recorded non-credit related provisions for impairment of $0.6 million on one mortgage loan receivable that was disposed of at a discount during the three months ended March 31, 2026. No provisions for impairment on mortgage loans receivable were recorded during the three months ended March 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $0.1 million of restricted cash as of March 31, 2026 and December 31, 2025.

The Company’s bank balances as of March 31, 2026 and December 31, 2025 included certain amounts over the Federal Deposit Insurance Corporation limits.

Fair Value Measurements

The Company estimates fair value of financial and nonfinancial assets and liabilities based on the framework established in the fair value accounting guidance, ASC 820. Fair value measurements are utilized in the accounting of the Company’s assets acquired and liabilities assumed in an asset acquisition and also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability.

Concentrations of Credit Risk

During the three months ended March 31, 2026 and 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues.

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

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net income, as reported on the condensed consolidated statements of operations and comprehensive income (loss) to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), cash yield, tenant credit quality, industry type, and geographic location.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages single-tenant commercial retail net lease properties, the majority of which have long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of March 31, 2026, exclusive of mortgage loans receivable, the Company’s WALT was 10.2 years.

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

The following table provides a disaggregation of lease income recognized under ASC Topic 842, Leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental revenue
Fixed lease income (1)	$49,799	$39,092
Variable lease income (2)	4,275	3,428
Other rental revenue:
Above/below market lease amortization, net	160	262
Lease incentives	(207)	(192)
Rental revenue (including reimbursable)	$54,027	$42,590
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

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of March 31, 2026 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2026	$150,226
2027	198,922
2028	193,560
2029	184,943
2030	174,352
Thereafter	1,303,632
Total	$2,205,635

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of March 31, 2026, the Company owned or had investments in 808 properties. The gross real estate investment portfolio, including properties under development and mortgage loans receivable, totaled approximately $3.0 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, mortgage loans receivable, and property development costs. The investment portfolio is geographically dispersed throughout 46 states with gross real estate investments in Texas and Illinois representing 17.5% and 8.1%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

The Company’s gross investment portfolio is summarized below (dollars in thousands):

	Number of Investments		Amount of Investment
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Properties held for investment (1)	703	656	$2,790,648	$2,585,707
Properties held for sale	25	21	56,663	39,960
Mortgage loans receivable	76	81	130,360	142,555
Properties under development (2)	4	3	10,880	5,500
Total gross investment	808	761	$2,988,551	$2,773,722
(1) Includes one vacant property for the periods ended March 31, 2026 and December 31, 2025.
(2) Rent has not commenced for properties under development.

Acquisitions

The Company’s acquisitions during the three months ended March 31, 2026 and 2025 were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions during the period is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties acquired	56	18

Purchase price allocation:
Land	$93,067	$21,274
Buildings	101,115	45,576
Site improvements	9,787	3,835
Tenant improvements	1,652	525
In-place lease intangible assets	16,178	6,264
Assets held for sale	12,175	—
Total (1)	$233,974	$77,474
(1) During the three months ended March 31, 2026 and 2025, the Company capitalized $3.0 million and $0.9 million of acquisition costs, respectively.

Dispositions

The Company’s property dispositions during the three months ended March 31, 2026 and 2025 are summarized below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties sold	5	16
Sales price, net of disposal costs	$10,391	$38,563
Gain on sales of real estate, net	$119	$2,075

Development

The Company’s investment in property developments during the three months ended March 31, 2026 and 2025 is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of developments acquired	1	—
Purchase price of acquired developments	$2,329	$—

Total investment in properties under development (1)	$5,380	$741

Number of developments completed (2)	—	1
Amounts placed into service (3)	$—	$3,805
(1) During the three months ended March 31, 2026 and 2025, the Company capitalized $0.1 million of interest expense associated with properties under development.
(2) For the one development completed during the three months ended March 31, 2025, rent commenced in the second quarter of 2025.
(3) Amounts reclassified from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets.

As of March 31, 2026, the Company had four property developments under construction, which are expected to be substantially completed with rent commencing at various points throughout 2026 and into the first quarter of 2027. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2026.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Mortgage (3) (4)	I/O	1	6.00%	6.00%	8/31/2027	$38,162	$38,162
Mortgage (4) (5)	I/O	46	9.55%	9.55%	3/10/2026	41,940	41,940
Mortgage (4) (6)	I/O	3	9.68%	8.48%	4/10/2026	4,132	4,132
Mortgage (3) (4) (6)	I/O	2	17.63%	10.09%	6/10/2026	2,230	2,230
Mortgage	None (7)	1	7.00%	7.00%	5/1/2026	725	825
Mortgage (3) (4)	I/O	5	12.68%	10.25%	9/30/2026	9,356	9,356
Mortgage (3) (4)	I/O	1	12.19%	10.25%	7/24/2026	1,964	5,883
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,404	1,411
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	1	9.75%	9.75%	3/12/2026	—	1,829
Mortgage (3) (8)	None (7)	10	9.75%	9.75%	1/30/2027	18,958	21,644
Mortgage (9)	I/O	1	7.25%	7.25%	5/18/2027	—	6,050
Mortgage (3)	I/O	1	9.75%	9.75%	12/5/2026	1,238	1,068
Mortgage (3) (4) (10)	I/O	2	9.50%	9.50%	9/2/2027	2,226	—
Total						130,360	142,555
Unamortized loan origination costs and fees, net						92	81
Unamortized discount						(127)	(172)
Total mortgage loans receivable, net						$130,325	$142,464
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

(5) The mortgage loan was scheduled to mature on March 10, 2026, however, the Company executed an amendment in April 2026 that extended the maturity date to June 1, 2026.
(6) The stated interest rate is variable up to 15.0% and is calculated based on contractual rent for existing collateralized properties subject to the loan agreement.
(7) Payments of both interest and principal are due at maturity.
(8) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from April 16, 2026 to January 30, 2027.
(9) Loan was disposed during the three months ended March 31, 2026.
(10) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from August 13, 2027 to September 2, 2027.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$243,291	$(83,555)	$159,736	$228,508	$(77,628)	$150,880
Above-market leases	22,675	(6,974)	15,701	22,696	(6,567)	16,129
Lease incentives	8,646	(2,451)	6,195	8,678	(2,247)	6,431
Total intangible assets	$274,612	$(92,980)	$181,632	$259,882	$(86,442)	$173,440

Liabilities:
Below-market leases	$28,581	$(12,291)	$16,290	$28,627	$(11,717)	$16,910

The remaining weighted average amortization period for the Company’s intangible assets and liabilities by category were as follows:

	Years Remaining as of
	March 31, 2026	December 31, 2025
In-place leases	8.7	8.7
Above-market leases	11.7	11.9
Below-market leases	9.3	9.5
Lease incentives	8.7	8.9

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

	Three Months Ended March 31,
	2026	2025
Amortization:
Amortization of in-place leases	$6,313	$5,556

Net adjustment to rental revenue:
Above-market lease assets	(436)	(379)
Below-market lease liabilities	596	641
Lease incentives	(207)	(192)
	$(47)	$70

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of March 31, 2026, for the next five years and thereafter (in thousands):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
In-place leases	$19,175	$23,919	$21,198	$18,760	$15,820	$60,864	$159,736

Above-market lease assets	(1,264)	(1,632)	(1,598)	(1,426)	(1,330)	(8,451)	(15,701)
Below-market lease liabilities	1,768	2,294	2,167	1,986	1,815	6,260	16,290
Lease incentives	(660)	(801)	(771)	(733)	(729)	(2,501)	(6,195)
Net adjustment to rental revenue	$(156)	$(139)	$(202)	$(173)	$(244)	$(4,692)	$(5,606)

Note 6 – Debt

Debt consists of the following (in thousands):

					Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	Hedged Interest Rate (3)	March 31, 2026	December 31, 2025
Debt:
2028 Term Loan	February 11, 2028	—	4.62%	3.58%	$200,000	$200,000
2029 Term Loan	July 3, 2026	January 3, 2029	4.58%	4.69%	250,000	250,000
2030 Term Loan A	January 15, 2029	January 15, 2030	4.58%	3.35%	175,000	175,000
2030 Term Loan B	January 15, 2029	January 15, 2030	4.60%	4.82%	175,000	175,000
2031 Term Loan	March 25, 2031	—	4.60%	4.39%	200,000	200,000
2032 Term Loan	September 24, 2032	—	4.90%	4.66%	150,000	100,000
Revolver	January 15, 2029	January 15, 2030	4.48%	—	88,000	—
Mortgage Note	November 1, 2027	—	4.53%	—	7,999	8,042
Total debt					1,245,999	1,108,042
Unamortized discount and debt issuance costs					(6,914)	(6,897)
Unamortized deferred financing costs, net (4)					(4,640)	(5,657)
Total debt, net					$1,234,445	$1,095,488
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Represents the stated interest rate within the respective debt agreement as of March 31, 2026. The term loans and Revolver bear a floating interest rate (SOFR) plus the applicable margin as described further in “Note 6 – Debt”.
(3) Represents the weighted-average hedged fixed rate plus the applicable margin as of March 31, 2026, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(4) The Company records deferred financing costs associated with the Revolver and loan commitment fees associated with the 2032 Term Loan in other assets, net in the condensed consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. The Company partially reclassified the net allocated amount of loan commitment fees associated with the 2032 Term Loan from other assets, net to debt issuance costs upon the $50.0 million draw under the 2032 Term Loan.

PNC Term Loan Agreement

On September 25, 2025, the Company entered into a Term Loan Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Term Loan Agreement”), related to a senior unsecured term loan facility consisting of (i) a $200.0 million senior unsecured term loan (the “2031 Term Loan”) and (ii) a $250.0 million senior unsecured term loan (the “2032 Term Loan”, and together with the 2031 Term Loan, the “PNC Term Loans”). All $200.0 million of the 2031 Term Loan was funded on September 25, 2025. Of the $250.0 million capacity of the 2032 Term Loan commitments, $100.0 million in term loans were funded on September 25, 2025, $50.0 million in term loans were funded on January 2, 2026, and the remaining $100.0 million is available as a delayed draw term loan commitment until September 25, 2026. Subject to the terms of the PNC Term Loan Agreement, the PNC Term Loans may be increased to an amount of up to $600.0 million at the Company’s request.

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

In connection with the entry into the PNC Term Loan Agreement, the Company incurred approximately $3.7 million of debt issuance costs, which were allocated between the 2031 Term Loan and 2032 Term Loan in the amounts of $2.2 million and $1.5 million, respectively. Additionally, the Company incurred $2.1 million of loan commitment fees associated with the 2032 Term Loan, which were initially capitalized to other assets, net in the condensed consolidated balance sheets. Of the $2.1 million of loan commitment fees, $0.7 million was reclassified to debt issuance costs upon the $50.0 million draw under the 2032 Term Loan. The deferred financing costs and capitalized loan commitment fees are amortized over the term of the loans, and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

Reduced Margins on Debt

As of December 30, 2025, as a result of receiving an investment grade credit rating, the interest rates on the Company’s term loans and revolving credit facility, including the revolving credit facility fee, are now determined by the Company’s credit rating and consolidated total leverage ratio.

Mortgage Note Payable

As of March 31, 2026, the Company had total gross mortgage indebtedness of $8.0 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $11.5 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan are interest-only through maturity. As of March 31, 2026, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
Remainder of 2026	$134	$250,000	$250,134
2027	170	7,695	7,865
2028	—	200,000	200,000
2029	—	438,000	438,000
2030	—	—	—
Thereafter	—	350,000	350,000
Total	$304	$1,245,695	$1,245,999
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended March 31,
	2026	2025
Revolving credit facilities (1)	$278	$1,461
Term loans (2)	12,280	8,558
Mortgage note payable	91	93
Non-cash:
Amortization of deferred financing costs	350	251
Amortization of debt discount and debt issuance costs, net	650	442
Amortization of deferred losses on interest rate swaps	705	705
Capitalized interest	(88)	(50)
Total interest expense, net	$14,266	$11,460
(1) Includes facility fees of approximately $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company was in compliance with all of its debt covenants as of March 31, 2026 and expects to be in compliance for the twelve month period ending December 31, 2026.

Note 7 – Derivative Financial Instruments

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in Accumulated Other Comprehensive Income (“AOCI”), and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the terms and fair values of the Company’s interest rate derivative contracts that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of Instruments				Aggregate Notional Value		Fair Value of Asset (Liability)(2)
Associated Debt Instrument	March 31, 2026	December 31, 2025	Hedge Fixed Rate(1)	Maturity Dates	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
2028 Term Loan	3	3	2.63%	February 11, 2028	$200,000	$200,000	$3,434	$2,620
2029 Term Loan	4	4	3.74%	January 3, 2029	250,000	250,000	(1,406)	(3,198)
2030 Term Loan A	4	4	2.40%	January 23, 2027	175,000	175,000	1,785	1,806
2030 Term Loan B	7	7	3.87%	January 2, 2030	175,000	175,000	(2,177)	(3,467)
2031 Term Loan	8	8	3.44%	March 1, 2031	200,000	200,000	1,062	(185)
2032 Term Loan	8	8	3.42%	September 1, 2032	200,000	200,000	2,292	1,140
Total	34	34			$1,200,000	$1,200,000	$4,990	$(1,284)
(1) Represents the weighted-average hedge fixed rate of the derivative contracts for each associated debt instrument and excludes the associated applicable margin as described in “Note 6 – Debt.”
(2) Derivative contracts in asset positions are included within other assets, net and derivative contracts in liability positions are included within accounts payable, accrued expenses, and other liabilities in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The following table presents the effect of the Company’s interest rate swaps in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025		2026	2025
Interest Rate Products	$7,421	$(8,372)	Interest expense, net	$443	$1,492

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three months ended March 31, 2026 and 2025. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as a decrease to interest expense.

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

Financial Assets and Liabilities

Companies are required to disclose the estimated fair values of all financial instruments, even if those instruments are not carried at fair value. The fair values of financial instruments are based on estimates that reflect market conditions and perceived risks as of March 31, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The carrying values of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short-term nature of these instruments. Additionally, the Company believes that the following financial instruments have carrying values that approximate their fair values as of March 31, 2026:

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

The table below presents the carrying values and estimated fair values of certain financial assets and liabilities, aggregated by their level in the fair value hierarchy within which those measurements fall (in thousands):

			Fair Value Hierarchy Level
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Derivative assets	$8,573	$8,573	$—	$8,573	$—
Liabilities
Derivative liabilities	$3,583	$3,583	$—	$3,583	$—
Term loans (1)	$1,143,284	$1,153,027	$—	$—	$1,153,027

December 31, 2025
Assets
Derivative assets	$5,566	$5,566	$—	$5,566	$—
Liabilities
Derivative liabilities	$6,850	$6,850	$—	$6,850	$—
Term loans (1)	$1,093,331	$1,103,089	$—	$—	$1,103,089
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table summarizes the provisions for impairment on real estate investments during the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Carrying value prior to impairment	$16,763	$24,048
Less: total provisions for impairment	(1,488)	(3,616)
Carrying value after impairment	$15,275	$20,432

Number of properties: (1)
Classified as held for sale	6	11
Disposed within the period	1	1
Classified as held for investment	2	1
(1) Includes the number of properties that were either (i) impaired during the respective period and remained as held for sale as of period-end, (ii) impaired and disposed during the respective period, or (iii) impaired during the respective period and remained as held for investment at period-end.

The valuation of impaired assets is determined using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, analysis of recent comparable sales transactions, discount rates, and purchase offers from third parties, all of which represent Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is inherently subjective, and actual results may differ materially from these estimates. During the three months ended March 31, 2026, the Company accounted for held for investment assets at fair value using purchase offers from third parties, which the Company believes is reasonable.

Note 9 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$14,324	$9,679
Deferred rent receivable	18,905	16,588
Prepaid assets	7,176	2,975
Earnest money deposits	1,195	6,790
Fair value of interest rate swaps	8,573	5,566
Deferred offering costs	2,724	2,171
Deferred financing costs, net	4,640	5,657
Right-of-use asset	2,984	3,086
Leasehold improvements and other corporate assets, net	1,107	1,183
Interest receivable	3,905	3,958
Other assets, net	5,233	5,423
	$70,766	$63,076

Accounts payable, accrued expenses, and other liabilities consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses	$9,979	$4,249
Accrued bonus	647	3,068
Prepaid rent	6,774	6,526
Operating lease liability	4,027	4,155
Accrued interest	4,480	4,642
Deferred rent	5,511	5,233
Accounts payable	500	1,218
Fair value of interest rate swaps	3,583	6,850
Tenant improvement allowances	4,060	3,975
Other liabilities	2,442	2,643
	$42,003	$42,559

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

During the three months ended March 31, 2026, the Company entered into forward sale agreements with respect to an aggregate 3,956,031 shares of its common stock under the 2024 ATM Program at a weighted-average price of $18.81 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from January 2027 to March 2027.

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

The following table presents information about the ATM Programs (in thousands):

				As of March 31, 2026
Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Value of Gross Proceeds Settled(1)	Value of Gross Proceeds of Unsettled Forward Equity	Value of Gross Proceeds Available for Issuance(2)
2023 ATM Program(3)	October 2023	August 2024	$300,000	$77,323	$30,806	$—
2024 ATM Program(4)	August 2024	—	$300,000	$52,446	$197,623	$49,931
(1) Represents gross proceeds received from shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) Represents gross proceeds available for future issuances of shares of common stock under the ATM Programs.
(3) As of March 31, 2026, 1,743,100 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.15.
(4) As of March 31, 2026, 10,726,818 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $18.12.

February 2026 Follow-On Offering

In February 2026, the Company completed a registered public offering of 12,627,000 shares of its common stock at a public offering price of $19.00 per share, including the full exercise of the underwriters’ option to purchase additional shares. In connection with the offering, the Company entered into forward sale agreements for 12,627,000 shares of its common stock. The Company did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

As of March 31, 2026, 12,627,000 shares remain unsettled under the February 2026 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than February 12, 2027.

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

On February 6, 2026, the Company physically settled 4,000,000 shares of common stock at a weighted-average price of $16.98 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $67.8 million, net of underwriting discounts and offering costs of $4.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,000,000 OP Units (as defined below).

As of March 31, 2026, 4,840,000 shares remain unsettled under the January 2024 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2026.

The following table presents information about the Company’s January 2024, July 2025, and February 2026 follow-on offerings (in thousands, except share data):

			As of March 31, 2026
Follow-On Offering	Shares Sold	Shares Settled	Shares Unsettled	Value of Gross Proceeds of Unsettled Forward Equity
January 2024	11,040,000	6,200,000	4,840,000	$87,120
July 2025	12,420,000	8,155,053	4,264,947	$75,490
February 2026	12,627,000	—	12,627,000	$239,913

Surrendered Shares on Vested Stock Unit Awards

During the three months ended March 31, 2026 and 2025, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. Amended and Restated 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the three months ended March 31, 2026 and 2025, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 83 thousand and 40 thousand RSUs valued at approximately $1.7 million and $0.6 million, respectively, solely to pay the associated statutory withholding tax. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity.

Dividends

During the three months ended March 31, 2026, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2026
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 5, 2026	$0.220	March 16, 2026	$21,396	March 31, 2026

During the three months ended March 31, 2025, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Three Months Ended March 31, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025

Noncontrolling Interests

NETSTREIT GP, LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership and holds a 1.0% general partner interest in the Operating Partnership. The Company contributes net proceeds from issuing shares of common stock to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership (the “OP Units”) equal to the number of shares of common stock issued.

As of March 31, 2026, the Company held 97,253,523 OP Units and external parties (the “Noncontrolling OP Unit Holders”) held 402,178 OP Units, representing 99.6% and 0.4%, respectively, of OP Units. As of December 31, 2025, the Company held 97,070,533 OP Units and Noncontrolling OP Unit Holders held 412,143 OP Units, representing 99.6% and 0.4%, respectively, of OP Units. The OP Units held by Noncontrolling OP Unit Holders are presented as noncontrolling interests in the Company’s condensed consolidated financial statements.

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. During the three months ended March 31, 2026 and 2025, the Operating Partnership paid distributions of $0.1 million to Noncontrolling OP Unit Holders.

OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. During the three months ended March 31, 2026, Noncontrolling OP Unit Holders redeemed 9,965 OP Units for shares of common stock on a one-for-one basis. There were no OP Unit redemptions during the three months ended March 31, 2025.

Note 11 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 4,294,976 shares of common stock are reserved for issuance and, as of March 31, 2026, 3,134,013 shares of common stock were available for future issuance under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, LTIP Units (as defined below), dividend equivalent rights, and other share-based, share-related, or cash-based awards, including performance-based awards, to employees, directors, and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of March 31, 2026, the only stock-based compensation granted by the Company were RSUs and LTIP Units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.7 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. All awards of unvested RSUs and LTIP Units are expected to fully vest within the next five years.

The following table summarizes RSU and LTIP Unit activity for the period indicated below:

	Restricted Stock Units				LTIP Units
	Service-Based		Performance		Service-Based		Performance
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit	Units(1)	Weighted Average Grant Date Fair Value per Unit
Unvested grants outstanding as of December 31, 2025	452,646	$15.85	392,130	$16.45	—	$—	—	$—
Granted during the period	112,480	19.85	—	—	125,559	19.85	121,691	20.74
Forfeited during the period	—	—	(17,609)	20.86	—	—	—	—
Vested during the period	(202,695)	16.07	(53,173)	21.81	—	—	—	—
Unvested grants outstanding as of March 31, 2026	362,431	$16.97	321,348	$15.32	125,559	$19.85	121,691	$20.74
(1) The number of Performance LTIP Units disclosed is based on the target level of awards being achieved, with the ultimate number earned subject to the achievement of specified performance metrics over a three-year performance period, ranging from 0% to 200% of target. The actual number of Performance LTIP Units issued on the grant date assumes maximum performance is achieved.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments within the next one to five years.

For the three months ended March 31, 2026 and 2025, the Company recognized $0.9 million and $0.8 million, respectively, in stock-based compensation expense associated with service-based RSUs. As of March 31, 2026 and December 31, 2025, the remaining unamortized stock-based compensation expense totaled $5.0 million and $3.9 million, respectively, and as of March 31, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.1 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of unvested service-based RSUs is the per share price of the Company’s stock on the date of grant.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made performance-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three-year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three-year period. The performance period of these grants runs through December 31, 2026 and December 31, 2027. Grant date fair value of the performance-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Stock-based compensation expense associated with unvested performance-based share awards is recognized on a straight-line basis over the minimum required service period of three years.

For the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million in stock-based compensation expense associated with performance-based RSUs. As of March 31, 2026 and December 31, 2025, the remaining unamortized stock-based compensation expense totaled $2.3 million and $2.8 million, respectively, and as of March 31, 2026, these awards are expected to be recognized over a remaining weighted average period of 1.5 years.

LTIP Units

On February 11, 2026, the Company entered into the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership to, among other things, designate and set forth the terms of a new class of units of limited partnership interest in the Operating Partnership (the “LTIP Units”), including Basic LTIP Units, which have service-based vesting conditions (“Basic LTIP Units”), and Performance LTIP Units, which have performance-based vesting conditions (“Performance LTIP Units”). Each LTIP Unit awarded is deemed equivalent to an award of one share of stock under the Omnibus Incentive Plan, reducing the availability for other equity awards on a one-for-one basis. LTIP Units are automatically converted into OP Units upon satisfaction of the applicable vesting conditions, which are determined at the time of issuance. Following the second anniversary of the grant date of the applicable LTIP Unit, each OP Unit issued upon conversion of an LTIP Unit is redeemable for cash equal to the then-current market value of one share of the Company’s common stock or, at the election of the Company, one share of the Company’s common stock. From their applicable grant dates, unvested Basic LTIP Units are entitled to receive the same distributions as OP Units, and unvested Performance LTIP Units are entitled to receive 10% of distributions made on OP Units and catch-up distributions are made upon vesting.

Basic LTIP Units

Pursuant to the Omnibus Incentive Plan, the Company has granted Basic LTIP Units to certain employees. The awards vest in equal annual installments over three years on each anniversary of the grant date, subject to continued service to the Company and certain exceptions.

For the three months ended March 31, 2026, the Company recognized $0.1 million in stock-based compensation expense associated with Basic LTIP Units. As of March 31, 2026, the remaining unamortized stock-based compensation expense totaled $2.4 million, and as of March 31, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.9 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of Basic LTIP Units is calculated as the per share price of the Company’s common stock on the date of grant.

Performance LTIP Units

Pursuant to the Omnibus Incentive Plan, the Company has granted Performance LTIP Units to the Company’s executives and senior management team. These grants are subject to the participant’s continued service over a three-year period with 40% of the award based on the Company’s growth rate of Adjusted FFO (“AFFO”) per diluted share over a three-year performance period, and 60% of the award based on the Company’s TSR as compared to the TSR of identified peer companies over the cumulative three-year period. The payout schedule can produce vesting percentages ranging from 0% to 200% of target. The actual number of Performance LTIP Units issued on the grant date assumes maximum performance is achieved. The performance period of these grants runs through December 31, 2028.

The grant date fair value of the AFFO component is the per share price of the Company’s stock on the date of grant. The grant date fair value of the TSR component was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Significant inputs for the current period calculation were expected volatility of the Company of 22.4% and expected volatility of the Company’s peers, ranging from 17.6% to 38.8%, with an average volatility of 22.3%, and a risk-free interest rate of 3.5%. The fair value per share on the grant date specific to the target TSR relative to the Company’s peers was $21.34.

For the three months ended March 31, 2026, the Company recognized $0.1 million in stock-based compensation expense associated with Performance LTIP Units. As of March 31, 2026, the remaining unamortized stock-based compensation expense totaled $2.4 million, and as of March 31, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.8 years. Stock-based compensation expense associated with unvested Performance LTIP Units is recognized on a straight-line basis over the minimum required service period of three years.

Alignment of Interest Program

Under the Alignment of Interest Program (the “Program”), the Company allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2026 under the Program was approximately $1.0 million as of March 31, 2026. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

Note 12 – Earnings Per Share

Net income per common share has been computed pursuant to the guidance in the ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. The guidance requires the classification of the Company’s unvested LTIP Units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing earnings per share. Diluted earnings per share is similarly calculated; however, the denominator is increased to reflect the potential dilutive effect of the Company’s outstanding unvested RSUs, LTIP Units, and unsettled shares under open forward equity contracts, determined using the treasury stock method, as well as OP Units, determined using the if-converted method. The Company has noncontrolling interests in the form of OP Units which are convertible into common stock and represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share for the periods indicated below (in thousands, except share data and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$5,711	$1,700
Less: net income attributable to noncontrolling interest	(24)	(9)
Less: net income allocated to unvested LTIP Units	(29)	—
Net income attributable to common shares, basic	5,658	1,691
Net income attributable to noncontrolling interest	24	9
Net income attributable to common shares, diluted	$5,682	$1,700

Denominator:
Weighted average common shares outstanding, basic	95,543,920	81,644,492
Effect of dilutive shares for diluted net income per common share:
OP Units	407,714	424,956
Unvested RSUs and LTIP Units	524,946	63,076
Unsettled shares under open forward equity contracts	2,631,062	—
Weighted average common shares outstanding, diluted	99,107,642	82,132,524

Net income available to common stockholders per common share, basic	$0.06	$0.02
Net income available to common stockholders per common share, diluted	$0.06	$0.02

The three months ended March 31, 2026 exclude the impact of 125,605 unvested RSUs and LTIP Units and 10,199 unsettled shares under open forward equity contracts, as the effect would have been antidilutive.

The three months ended March 31, 2025 exclude the impact of 417,052 unvested RSUs and 1,886,795 unsettled shares under open forward equity contracts, as the effect would have been antidilutive.

As of March 31, 2026 and December 31, 2025, there were 402,178 and 412,143 of OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of March 31, 2026, the Company had commitments to fund property developments, extend funds under mortgage loans receivable, and fund tenant improvement allowances totaling $22.3 million, $6.4 million, and $8.3 million, respectively. Commitments to fund property developments are expected to occur over the next nine months, commitments to fund mortgage loans receivable are expected to occur over the next 18 months, and commitments to fund tenant improvement allowances are expected to occur over the next two years.

In August 2021, the Company entered into a lease agreement related to its corporate office space, which is classified as an operating lease. The Company began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.3 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of March 31, 2026, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to March 31, 2026 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

2032 Term Loan Draw

Subject to the terms of the PNC Term Loan Agreement, the Company drew an additional $50.0 million under the 2032 Term Loan on April 1, 2026, bringing the total outstanding principal amount to $200.0 million. The Company has $50.0 million remaining under the PNC Term Loan Agreement delayed draw term loan commitment.

Common Stock Dividend

On April 16, 2026, the Company’s Board of Directors declared a cash dividend of $0.22 per share for the second quarter of 2026. The dividend will be paid on June 15, 2026 to stockholders of record on June 1, 2026.

Revolver Activity

In April 2026, the Company repaid $57.0 million on the Revolver.

Forward Equity Sales

In April 2026, the Company entered into forward sale agreements with respect to an aggregate 307,984 shares of its common stock under the 2024 ATM Program at a weighted-average price of $19.54 per share. The Company may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than April 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2026, and other reports filed with the Securities and Exchange Commission from time to time.

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

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of March 31, 2026, we owned or had investments in 808 properties diversified by tenant, industry, and geography, comprising 138 different tenants across 28 retail sectors in 46 states. This includes four property developments where rent has not yet commenced. We focus on tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts, all of which we refer to as defensive retail industries. As of March 31, 2026, our investments generated ABR1 of $214.2 million. Approximately 42% of our ABR is from investment grade2 credit rated tenants and an additional 16% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied (excluding four properties under development) and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 10.2 years.

February 2026 Follow-On Offering

In February 2026, we completed a registered public offering of 12,627,000 shares of our common stock at a public offering price of $19.00 per share, including the full exercise of the underwriters’ option to purchase additional shares. In connection with the offering, we entered into forward sale agreements for 12,627,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

As of March 31, 2026, 12,627,000 shares remain unsettled under the February 2026 forward sale agreements. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than February 12, 2027.
(1) Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of March 31, 2026.
(2) We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s), or NAIC2 (National Association of Insurance Commissioners) or higher.
(3) We define “investment grade profile” tenants as tenants that have investment grade credit metrics (more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x), but do not carry a published rating from S&P, Fitch, Moody’s, or NAIC.

Settlement of Forward Shares Under the January 2024 Follow-On Offering

In January 2024, we completed a registered public offering of 11,040,000 shares of common stock at a public offering price of $18.00 per share. In connection with the offering, we entered into forward sale agreements for 11,040,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

On February 6, 2026, we physically settled 4,000,000 shares of common stock at a weighted-average price of $16.98 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $67.8 million, net of underwriting discounts and offering costs of $4.2 million.

As of March 31, 2026, 4,840,000 shares remain unsettled under the January 2024 forward sale agreements. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2026.

ATM Program

During the three months ended March 31, 2026, we entered into forward sale agreements with respect to an aggregate 3,956,031 shares of common stock under the existing $300.0 million at-the-market equity program established in August 2024 (the “2024 ATM Program”) at a weighted-average price of $18.81 per share.

As of March 31, 2026, 12,469,918 shares remain unsettled under forward sale agreements associated with our existing $300.0 million at-the-market equity program (the “2023 ATM Program”) and the 2024 ATM Program. We may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from September 2026 to March 2027. As of March 31, 2026, the remaining availability under the 2024 ATM Program was $49.9 million.

2032 Term Loan Draw

Subject to the terms of the term loan agreement agented by PNC Bank, National Association (the “PNC Term Loan Agreement”), we drew an additional $50.0 million under the $250.0 million senior unsecured term loan (the “2032 Term Loan”) on January 2, 2026, bringing the total outstanding principal amount to $150.0 million. The $150.0 million outstanding under the 2032 Term Loan is hedged with an all-in fixed interest rate of 4.66%. We have $100.0 million remaining under the PNC Term Loan Agreement delayed draw term loan commitment.

Results of Operations

Overall

We continued to grow our assets held for investment during the three months ended March 31, 2026 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average cash yield of approximately 7.5%. This growth was financed through the $50.0 million draw under the 2032 Term Loan, settlement of shares of common stock through our January 2024 Follow-On Offering in an amount of $67.8 million, the usage of cash balances as a result of borrowings on our senior unsecured revolving credit facility (the “Revolver”), the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the three months ended March 31, 2026.
Acquisitions

During the three months ended March 31, 2026, we acquired 56 properties for a total purchase price of $234.0 million, inclusive of $3.0 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 17 states with a WALT of approximately 14.1 years.

Development

As of March 31, 2026, we had four property developments under construction, which are expected to be substantially completed with rent commencing at various points throughout 2026 and early 2027. During the three months ended March 31, 2026, we invested $5.4 million in property developments, including the land acquisition of one new development with an initial purchase price of $2.3 million. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of March 31, 2026.

Dispositions

During the three months ended March 31, 2026, we sold five properties for a total sales price, net of disposal costs, of $10.4 million, recognizing a net gain of $0.1 million.

Investment in Mortgage Loans Receivable

During the three months ended March 31, 2026, we invested an additional $5.1 million in fully collateralized mortgage loans receivable with stated interest rates ranging from 9.50% to 9.75%. In addition, during the three months ended March 31, 2026, we collected $11.2 million in principal on our mortgage loans receivable. We sold one mortgage loan receivable at a discount in an effort to manage tenant exposure, recognizing non-credit related provisions for impairment of $0.6 million for the three months ended March 31, 2026. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue (including reimbursable)	$54,027	$42,590
Interest income on loans receivable	3,035	3,075
Other revenue	—	245
Total revenues	57,062	45,910
Operating expenses
Property	5,404	4,803
General and administrative	5,755	5,169
Depreciation and amortization	24,463	20,923
Provisions for impairment	2,062	3,616
Transaction costs, net	(60)	47
Total operating expenses	37,624	34,558
Other (expense) income
Interest expense, net	(14,266)	(11,460)
Gain on sales of real estate, net	119	2,075
Loss on debt extinguishment	—	(46)
Other income (expense), net	434	(205)
Total other expense, net	(13,713)	(9,636)
Net income before income taxes	5,725	1,716
Income tax expense	(14)	(16)
Net income	$5,711	$1,700

Revenue. Revenue for the three months ended March 31, 2026 increased by $11.2 million to $57.1 million from $45.9 million for the three months ended March 31, 2025, which is primarily attributed to an increase in the number of our operating leases. The increase includes additional cash rental receipts of $9.5 million, an increase of $1.2 million in straight-line rental revenue, combined net increases of property expense reimbursements of $0.5 million, and a net decrease of $0.3 million in reserves for uncollectible amounts, offset by a decrease in other revenue of $0.2 million related to a lease termination fee during the three months ended March 31, 2025 and other combined net decreases of $0.1 million.

Total operating expenses. Total expenses increased by $3.0 million to $37.6 million for the three months ended March 31, 2026 as compared to $34.6 million for the three months ended March 31, 2025. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increase being depreciation and amortization expense. Total operating expenses include the following:

•Property expenses. Property expenses increased by $0.6 million to $5.4 million for the three months ended March 31, 2026 from $4.8 million for the three months ended March 31, 2025. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $0.5 million, of which $0.5 million and $0.1 million were related to reimbursable property taxes and reimbursable insurance costs, respectively, partially offset by a decrease of $0.2 million of reimbursable common area maintenance costs, and combined net increases of non-reimbursable property expenses of $0.2 million primarily related to common area maintenance costs and property insurance.

•General and administrative expenses. General and administrative expenses increased by $0.6 million to $5.8 million for the three months ended March 31, 2026 from $5.2 million for the three months ended March 31, 2025. The increase is primarily related to an increase of $0.4 million of payroll expense and an increase of $0.3 million in stock based compensation expense, offset by other combined net decreases of $0.1 million. While our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio ABR and total assets will decrease over time due to efficiencies and economies of scale.

•Depreciation and amortization. Depreciation and amortization expense increased by $3.6 million to $24.5 million for the three months ended March 31, 2026 from $20.9 million for the three months ended March 31, 2025. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $2.1 million, in-place lease amortization expense of $0.8 million, and building improvements depreciation expense of $0.7 million.

•Provisions for impairment. For the three months ended March 31, 2026, we recorded provisions for impairment of $2.1 million on nine properties and one mortgage loan receivable, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed during three months ended March 31, 2026. Of those properties impaired, two properties were held for investment as of March 31, 2026. For the three months ended March 31, 2025, we recorded provisions for impairment of $3.6 million on 13 properties, the majority of which were newly classified as held-for-sale during the three months ended March 31, 2025. Of those properties impaired, one property was held for investment as of March 31, 2025. These disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense. Interest expense increased by $2.8 million to $14.3 million for the three months ended March 31, 2026 from $11.5 million for the three months ended March 31, 2025. The increase is primarily attributed to an increase of $2.2 million of interest incurred on our $200.0 million senior unsecured term loan (the “2031 Term Loan”), an increase of $1.7 million of interest incurred on our 2032 Term Loan, and in increase of $0.3 million in loan fee amortization, most of which is related to the 2031 Term Loan and 2032 Term Loan. The increase was partially offset by $1.2 million of reduced interest incurred on our Revolver, primarily due to a decrease in average borrowings outstanding during the respective periods, and $0.3 million of reduced interest incurred on our $200.0 million senior unsecured term loan (the “2028 Term Loan”), our $250.0 million senior unsecured term loan (the “2029 Term Loan”), our $175.0 million senior unsecured term loan (the “2030 Term Loan A”), and our $175.0 million senior unsecured term loan (the “2030 Term Loan B”), primarily related to the interest rate reduction as a result of receiving a credit rating at the end of 2025.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $2.0 million to $0.1 million for the three months ended March 31, 2026 from $2.1 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, five properties were sold for a sales price, net of disposal costs, of $10.4 million. For the three months ended March 31, 2025, 16 properties were sold for a sales price, net of disposal costs, of $38.6 million.

Other income (expense), net. Other income (expense), net increased by $0.6 million to $0.4 million of other income, net for the three months ended March 31, 2026 from $0.2 million of other expense, net for the three months ended March 31, 2025. The net increase to income is primarily related to a $0.3 million increase in interest income on bank accounts and a $0.4 million decrease in third-party debt issuance costs that were expensed during the three months ended March 31, 2025 as a result of the January 2025 debt transaction.

Net income. Net income increased by $4.0 million to $5.7 million for the three months ended March 31, 2026 from $1.7 million for the three months ended March 31, 2025. Net income increased primarily due to additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, and decreased provisions for impairment, partially offset by increases in depreciation expense, interest expense, general and administrative expense, property expense, and a decrease in gain on sales of real estate.

Liquidity and Capital Resources

Our primary capital requirements include funding property acquisitions and developments, investing in mortgage loans receivable, making required debt interest payments, and covering working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of March 31, 2026, we had total outstanding debt of $1.2 billion, including $200.0 million outstanding principal amount under the 2028 Term Loan, $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan A, $175.0 million outstanding principal amount under the 2030 Term Loan B, $200.0 million outstanding principal amount under the 2031 Term Loan, $150.0 million outstanding principal amount under the 2032 Term Loan, and $88.0 million outstanding on the Revolver. Additionally, as of March 31, 2026, we had $194.4 million and $29.9 million of unsettled forward equity under our 2024 ATM Program and prior at-the-market equity program, respectively. As of March 31, 2026, $49.9 million of shares of our common stock were available for future issuances under the 2024 ATM Program. Lastly, we had $81.7 million, $71.2 million, and $228.4 million of unsettled forward equity under the January 2024, July 2025, and February 2026 follow-on offering forward sale agreements, respectively, as of March 31, 2026. As of March 31, 2026, we had an aggregate of 34,201,865 unsettled shares under forward sale agreements with a weighted-average net settlement price of $17.71.

We believe the availability of proceeds from our debt, proceeds from the settlement of unsettled outstanding forward sale agreements, future issuances of shares of our common stock under our 2024 ATM Program, or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our 2032 Term Loan, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of March 31, 2026, our contractual debt obligations primarily include the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2026, the maturities of our 2030 Term Loan A, 2030 Term Loan B, and Revolver with the scheduled principal payments due on January 15, 2029, the maturity of our 2031 Term Loan with the scheduled principal payment due on March 25, 2031, and the maturity of our 2032 Term Loan with the scheduled principal payment due on September 24, 2032. During the three months ended March 31, 2026, we borrowed $98.0 million and repaid $10.0 million on our Revolver.

The following table provides information with respect to our commitments as of March 31, 2026 (in thousands):

	Payment Due by Period
	Total	From April 1, 2026 to December 31, 2026	2027 - 2028	2029 - 2030	Thereafter
Contractual Obligations
2028 Term Loan – Principal	$200,000	$—	$200,000	$—	$—
2028 Term Loan – Variable interest (1)	13,377	5,395	7,982	—	—
2029 Term Loan – Principal	250,000	250,000	—	—	—
2029 Term Loan – Variable interest (1)	3,017	3,017	—	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (1)	16,365	4,412	11,712	241	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (1)	23,591	6,360	16,884	347	—
2031 Term Loan – Principal	200,000	—	—	—	200,000
2031 Term Loan – Variable interest (1)	43,728	6,611	17,549	17,549	2,019
2032 Term Loan – Principal	150,000	—	—	—	150,000
2032 Term Loan – Variable interest (1)	45,308	5,263	13,972	13,972	12,101
Ticking Fee (2)	98	98	—	—	—
Revolver – Borrowings	88,000	—	—	88,000	—
Revolver – Variable interest	11,017	2,970	7,885	162	—
Facility Fee (3)	2,794	753	2,000	41	—
Mortgage Note – Principal	7,999	134	7,865	—	—
Mortgage Note – Interest	591	269	322	—	—
Property development under contract	22,313	10,547	11,766	—	—
Additional principal under mortgage loans receivable	6,422	5,236	1,186	—	—
Tenant improvement allowances	8,254	4,165	4,089	—	—
Corporate office lease obligations	4,473	491	1,359	1,434	1,189
Total	$1,447,347	$305,721	$304,571	$471,746	$365,309
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

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.3 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of March 31, 2026, we had commitments to fund property developments, extend funds under mortgage loans receivable, and commitments to fund tenant improvement allowances totaling $22.3 million, $6.4 million, and $8.3 million, respectively. Commitments to fund property developments are expected to occur over the next nine months, commitments to fund mortgage loans receivable are expected to occur over the next 18 months, and commitments to fund tenant improvement allowances are expected to occur over the next two years.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” in “Item 1 – Financial Statements (unaudited).”

Historical Cash Flow Information

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025
(In thousands)	(Unaudited)
Net cash provided by (used in):
Operating activities	$26,312	$22,091
Investing activities	(211,692)	(48,308)
Financing activities	181,971	26,102

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $4.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $9.5 million, partially offset by an increase in cash paid for interest of $2.7 million, an increase in operating expenses paid associated with our larger portfolio, and changes in working capital accounts.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $163.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in acquisitions of real estate of $156.2 million, a decrease in proceeds from the sale of real estate of $28.2 million, and an increase in real estate development and improvements of $2.9 million, partially offset by a decrease in earnest money deposits of $6.5 million, an increase in principal collections on mortgage loans receivable of $6.4 million, an increase in proceeds received from the sale of mortgage loans receivable of $5.6 million, and a decrease in cash invested in mortgage loans receivable of $5.4 million.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $155.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributed to a decrease in net repayments of $212.5 million under our Revolver, an increase of $67.8 million of proceeds received from the issuance of common stock under our January 2024 Follow-On Offering, and a decrease in deferred financing costs of $6.3 million, partially offset by a decrease in net term loan proceeds of $125.0 million, an increase in payments of common stock dividends of $4.2 million, and an increase in the repurchase of common stock for tax withholding obligations of $1.1 million.

Income Taxes

We have elected to be treated and qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational, income, asset and distribution tests. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions of all of our taxable income to our stockholders and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. We intend to make sufficient distributions during 2026 to receive a full dividends paid deduction.

We maintain a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state, and local income taxes on its taxable income. In general, our TRS may perform services for our tenants, hold assets that we cannot hold directly, and may engage in any real estate or non-real estate-related business.

We recognize franchise and other state and local tax expenses in general and administrative expenses and federal income tax in income tax expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their possible effects on our condensed consolidated financial statements is included in “Note 2 – Summary of Significant Accounting Policies” in “Item 1 – Financial Statements (unaudited).”

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to these policies during the periods covered by this quarterly report.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to remove the effect of unusual and non-recurring items that are not expected to impact our operating performance or operations on an ongoing basis. These include non-recurring executive transition costs, severance and related charges, other non-recurring losses (gains), debt related transaction costs, and other losses (gains).

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

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net income	$5,711	$1,700
Depreciation and amortization of real estate	24,387	20,850
Provisions for impairment	1,488	3,616
Gain on sales of real estate, net	(119)	(2,075)
FFO	31,467	24,091
Adjustments:
Non-recurring executive transition costs, severance, and related charges	—	76
Loss on debt extinguishment and other related costs	—	403
Other loss	574	—
Core FFO	32,041	24,570
Adjustments:
Straight-line rent adjustments	(2,153)	(954)
Amortization of deferred financing costs	971	664
Amortization of above/below-market assumed debt	29	29
Amortization of loan origination costs and discounts	(133)	(77)
Amortization of lease-related intangibles	47	(70)
Earned development interest	116	43
Capitalized interest expense	(88)	(50)
Non-cash interest expense	705	705
Non-cash compensation expense	1,689	1,388
AFFO	$33,224	$26,248

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net income	$5,711	$1,700
Depreciation and amortization of real estate	24,387	20,850
Amortization of lease-related intangibles	47	(70)
Non-real estate depreciation and amortization	76	73
Interest expense, net	14,266	11,460
Income tax expense	14	16
Amortization of loan origination costs and discounts	(133)	(77)
EBITDA	44,368	33,952
Adjustments:
Provisions for impairment	1,488	3,616
Gain on sales of real estate, net	(119)	(2,075)
EBITDAre	$45,737	$35,493

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended March 31, 2026
(Unaudited)
Net income	$5,711
Depreciation and amortization of real estate	24,387
Amortization of lease-related intangibles	47
Non-real estate depreciation and amortization	76
Interest expense, net	14,266
Income tax expense	14
Amortization of loan origination costs and discounts	(133)
EBITDA	44,368
Adjustments:
Provisions for impairment	1,488
Gain on sales of real estate, net	(119)
EBITDAre	45,737
Adjustments:
Straight-line rent adjustments	(2,153)
Other loss	574
Other income, net	(31)
Transaction costs, net	(60)
Non-cash compensation expense	1,689
Adjustment for construction in process (1)	208
Adjustment for intraquarter investment activities (2)	2,964
Adjusted EBITDAre	$48,928

Annualized Adjusted EBITDAre (3)	$195,712
Adjusted Net Debt / Annualized Adjusted EBITDAre	6.3x
Adjusted Net Debt / Annualized Adjusted EBITDAre	3.2x
Pro Forma Adjusted Net Debt / Annualized Adjusted EBITDAre	3.2x
(1) Adjustment reflects the estimated cash yield on developments in process as of March 31, 2026.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended March 31, 2026, had occurred on January 1, 2026.
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

The following table reconciles the principal amount of total debt to Net Debt, Adjusted Net Debt, and Pro Forma Adjusted Net Debt (in thousands):

As of
March 31, 2026
(Unaudited)
Principal amount of total debt	$1,245,999
Less: Cash, cash equivalents, and restricted cash	(11,058)
Net Debt	1,234,941
Less: Net value of unsettled forward equity (1)	(605,622)
Adjusted Net Debt	629,319
Less: Subsequent ATM sales (2)	(5,952)
Pro Forma Adjusted Net Debt	$623,367
(1) There were 34,201,865 unsettled shares under forward sale agreements as of March 31, 2026 with a weighted-average net settlement price of $17.71.
(2) There were 307,984 unsettled shares under new forward equity contracts executed subsequent to the period with a weighted-average net settlement price of $19.33.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended March 31, 2026
(Unaudited)
Net income	$5,711
General and administrative	5,755
Depreciation and amortization	24,463
Provisions for impairment	2,062
Transaction costs, net	(60)
Interest expense, net	14,266
Gain on sales of real estate, net	(119)
Income tax expense	14
Amortization of loan origination costs and discounts	(133)
Interest income on mortgage loans receivable	(3,035)
Other income, net	(465)
Property-Level NOI	48,459
Straight-line rent adjustments	(2,153)
Amortization of lease-related intangibles	47
Property-Level Cash NOI	$46,353
Adjustment for intraquarter acquisitions, dispositions, and completed development (1)	3,117
Property-Level Cash NOI Estimated Run Rate	$49,470
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended March 31, 2026, had occurred on January 1, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of March 31, 2026, we had total indebtedness of $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, $200.0 million under the 2031 Term Loan, $150.0 million under the 2032 Term Loan, and $88.0 million under the Revolver, all of which are floating rate debt with a variable interest rate. For the three months ended March 31, 2026, we had average daily outstanding borrowings on our Revolver of $3.0 million.
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

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of March 31, 2026, bore an interest rate determined by either (i) SOFR, plus a margin ranging from 0.725% to 1.40%, based on the Company’s current credit rating and consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.40%, based on the Company’s current credit rating and consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during 2026, which assumes a 1% adverse change in the interest rate as of March 31, 2026, the estimated market risk exposure was less than $0.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our election, for shares of common stock on a one-for-one basis. During the three months ended March 31, 2026, we elected to satisfy certain redemption requests by issuing a total of 9,965 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.1*	Second Amended and Restated Agreement of Limited Partnership of NETSTREIT, L.P.

10.2†*	Form of Basic LTIP Unit Award Agreement.

10.3†*	Form of Performance LTIP Unit Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with the report.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

April 20, 2026	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

April 20, 2026	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 20, 2026	/s/ SOFIA CHERNYLO
Date	Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)