Form 10-Q
period 2026-06-30
NETSTREIT Corp.
filed 2026-07-22
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 17, 2026 was 101,527,998.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Real estate, at cost:
Land	$934,125	$772,417
Buildings and improvements	1,811,936	1,590,714
Total real estate, at cost	2,746,061	2,363,131
Less accumulated depreciation	(222,008)	(188,858)
Property under development	13,499	5,500
Real estate held for investment, net	2,537,552	2,179,773
Assets held for sale	52,085	40,976
Mortgage loans receivable, net	151,437	142,464
Cash, cash equivalents, and restricted cash	20,047	14,467
Lease intangible assets, net	196,277	173,440
Other assets, net	78,730	63,076
Total assets	$3,036,128	$2,614,196
Liabilities and equity
Liabilities:
Term loans, net	$1,192,973	$1,093,331
Revolving credit facility	198,500	—
Mortgage note payable, net	7,791	7,814
Lease intangible liabilities, net	15,667	16,910
Liabilities related to assets held for sale	1,022	1,016
Accounts payable, accrued expenses, and other liabilities	40,583	42,559
Total liabilities	1,456,536	1,161,630
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 101,526,575 and 93,070,533 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,016	931
Additional paid-in capital	1,841,754	1,701,572
Distributions in excess of retained earnings	(282,998)	(251,926)
Accumulated other comprehensive income (loss)	12,648	(4,565)
Total stockholders’ equity	1,572,420	1,446,012
Noncontrolling interests	7,172	6,554
Total equity	1,579,592	1,452,566
Total liabilities and equity	$3,036,128	$2,614,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue (including reimbursable)	$57,822	$45,158	$111,849	$87,748
Interest income on loans receivable	2,906	3,128	5,941	6,203
Other revenue	556	—	556	245
Total revenues	61,284	48,286	118,346	94,196
Operating expenses
Property	5,717	4,484	11,121	9,287
General and administrative	5,841	5,475	11,596	10,644
Depreciation and amortization	25,807	21,506	50,270	42,429
Provisions for impairment	4,199	4,422	6,261	8,038
Transaction costs, net	6	73	(54)	120
Total operating expenses	41,570	35,960	79,194	70,518
Other (expense) income
Interest expense, net	(15,554)	(12,638)	(29,820)	(24,098)
Gain on sales of real estate, net	1,662	3,533	1,781	5,608
Loss on debt extinguishment	—	—	—	(46)
Other income (expense), net	567	81	1,001	(124)
Total other expense, net	(13,325)	(9,024)	(27,038)	(18,660)
Net income before income taxes	6,389	3,302	12,114	5,018
Income tax expense	(78)	(13)	(92)	(29)
Net income	6,311	3,289	12,022	4,989
Less: net income attributable to noncontrolling interests	26	17	50	26
Net income attributable to common stockholders	$6,285	$3,272	$11,972	$4,963
Amounts available to common stockholders per common share:
Basic	$0.06	$0.04	$0.12	$0.06
Diluted	$0.06	$0.04	$0.12	$0.06
Weighted average common shares:
Basic	97,354,281	81,895,840	96,454,101	81,770,860
Diluted	102,788,997	82,494,129	100,953,305	82,314,021
Other comprehensive income (loss):
Net income	$6,311	$3,289	$12,022	$4,989
Change in value on derivatives, net	10,307	(5,644)	17,285	(15,508)
Total comprehensive income (loss)	16,618	(2,355)	29,307	(10,519)
Less: comprehensive income (loss) attributable to noncontrolling interests	69	(12)	122	(54)
Comprehensive income (loss) attributable to common stockholders	$16,549	$(2,343)	$29,185	$(10,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	93,070,533	$931	$1,701,572	$(251,926)	$(4,565)	$1,446,012	$6,554	$1,452,566
Issuance of common stock in public offerings, net of issuance costs	4,000,000	40	67,753	—	—	67,793	—	67,793
OP Units converted to common stock	9,965	—	158	—	—	158	(158)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(21,396)	—	(21,396)	(117)	(21,513)
Dividends declared on restricted stock, net	—	—	—	(150)	—	(150)	—	(150)
Vesting of restricted stock units	255,868	3	(3)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(82,843)	(1)	(1,696)	—	—	(1,697)	—	(1,697)
Stock-based compensation, net	—	—	1,689	44	—	1,733	—	1,733
Other comprehensive income	—	—	—	—	6,949	6,949	29	6,978
Net income	—	—	—	5,687	—	5,687	24	5,711
Balance at March 31, 2026	97,253,523	$973	$1,769,473	$(267,741)	$2,384	$1,505,089	$6,332	$1,511,421
Issuance of common stock in public offerings, net of issuance costs	4,264,947	43	70,633	—	—	70,676	—	70,676
Issuance of OP Units	—	—	—	—	—	—	911	911
Dividends and distributions declared on common stock and OP Units	—	—	—	(21,398)	—	(21,398)	(143)	(21,541)
Dividends declared on restricted stock, net	—	—	—	(147)	—	(147)	—	(147)
Vesting of restricted stock units	13,097	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,992)	—	(101)	—	—	(101)	—	(101)
Stock-based compensation, net	—	—	1,749	3	—	1,752	3	1,755
Other comprehensive income	—	—	—	—	10,264	10,264	43	10,307
Net income	—	—	—	6,285	—	6,285	26	6,311
Balance at June 30, 2026	101,526,575	$1,016	$1,841,754	$(282,998)	$12,648	$1,572,420	$7,172	$1,579,592

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

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$12,022	$4,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,270	42,429
Amortization of deferred financing costs	1,943	1,408
Amortization of above/below-market assumed debt	57	57
Noncash revenue adjustments	(4,313)	(2,093)
Noncash other income	(375)	—
Amortization of deferred losses on interest rate swaps	1,418	1,418
Stock-based compensation expense	3,441	2,909
Gain on sales of real estate, net	(1,781)	(5,608)
Provisions for impairment	6,261	8,038
Loss on debt extinguishment	—	46
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(8,206)	(222)
Accounts payable, accrued expenses, and other liabilities	3,029	(445)
Lease incentive payments	(711)	(199)
Net cash provided by operating activities	63,055	52,727
Cash flows from investing activities
Acquisitions of real estate	(468,122)	(173,996)
Real estate development and improvements	(13,386)	(3,481)
Investment in mortgage loans receivable	(39,865)	(17,108)
Earnest money deposits	5,115	67
Purchase of computer equipment and other corporate assets	(7)	(25)
Proceeds from sale of real estate	49,473	85,726
Principal collections on mortgage loans receivable	13,991	12,112
Proceeds from sale of mortgage loans receivable	5,587	—
Net cash used in investing activities	(447,214)	(96,705)
Cash flows from financing activities
Issuance of common stock in public offerings, net	138,469	28,352
Payment of common stock dividends	(42,794)	(34,316)
Payment of OP unit distributions	(227)	(178)
Payment of restricted stock dividends	(426)	(222)
Principal payments on mortgages payable	(85)	(81)
Proceeds under revolving credit facility	340,000	143,000
Repayments under revolving credit facility	(141,500)	(255,000)
Proceeds from term loans	100,000	218,675
Principal payments on term loans	—	(43,675)
Repayment of property development incentives	(375)	—
Repurchase of common stock for tax withholding obligations	(1,798)	(645)
Payment of deferred offering costs	(1,212)	(233)
Payment of deferred financing costs	(313)	(6,279)
Net cash provided by financing activities	389,739	49,398
Net change in cash, cash equivalents, and restricted cash	5,580	5,420
Cash, cash equivalents, and restricted cash at beginning of the period	14,467	14,320
Cash, cash equivalents, and restricted cash at end of the period	$20,047	$19,740

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$26,008	$20,812
Cash paid (received) for income taxes, net	$83	$(3)
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid, net	$283	$190
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$—	$73
Accrued loan origination fees on mortgage loans receivable	$34	$—
Cash flow hedge change in fair value	$15,868	$(16,925)
Increase in noncontrolling interests from property acquisitions	$911	$—
Mortgage loan receivable settled in exchange for acquisition of real estate	$17,342	$—
Extinguishment and reissuance of mortgage loan receivable	$27,942	$—
Increase in mortgage loan receivable in exchange for disposition of real estate	$6,027	$8,450
Assumption of tenant allowances, other liabilities, and settlement of receivables in acquisitions of real estate	$279	$6
Accrued capital expenditures and real estate development and improvement costs	$1,842	$1,950

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of June 30, 2026, the Company owned or had investments in 864 properties located in 46 states.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation and the Company’s net income is reduced by the portion of net income attributable to noncontrolling interests.

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2025, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the full year.

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

Provisions for Impairment

Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and discount rates, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). The Company recorded provisions for impairment on long-lived assets of $4.2 million and $4.4 million during the three months ended June 30, 2026 and 2025, respectively, and $5.7 million and $8.0 million during the six months ended June 30, 2026 and 2025, respectively.

Mortgage Loans Receivable, Net

The Company classifies mortgage loans receivable as held for sale when it has made the decision to sell a loan. The Company records provisions for impairment on mortgage loans receivable when classified as held for sale if the amortized cost basis exceeds fair value. Fair value is determined based on Level 3 inputs within the fair value hierarchy under ASC 820, which includes the expected selling price of the loan, current market conditions, investor yield requirements, and other relevant factors. No provisions for impairment on mortgage loans receivable were recorded during the three months ended June 30, 2026. The Company recorded non-credit related provisions for impairment of $0.6 million on one mortgage loan receivable that was disposed at a discount during the six months ended June 30, 2026. No provisions for impairment on mortgage loans receivable were recorded during the three and six months ended June 30, 2025.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $12.5 million of restricted cash as of June 30, 2026 and $0.1 million of restricted cash as of December 31, 2025.

The Company’s bank balances as of June 30, 2026 and December 31, 2025 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Concentrations of Credit Risk

During the three and six months ended June 30, 2026 and 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues.

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

The Company’s chief operating decision maker (“CODM”) is the Company’s senior executive investment committee that includes the chief executive officer and chief financial officer. The CODM uses net income, as reported on the condensed consolidated statements of operations and comprehensive income (loss), to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. Significant segment expenses include property, general and administrative, depreciation and amortization, provisions for impairment, and interest expense. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets. The CODM also reviews characteristics of potential future investments such as weighted average remaining lease term (“WALT”), cash yield, tenant credit quality, industry type, and geographic location.

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

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages single-tenant commercial retail net lease properties, the majority of which have long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of June 30, 2026, exclusive of mortgage loans receivable, the Company’s WALT was 10.0 years.

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

The following table provides a disaggregation of lease income recognized under ASC Topic 842, Leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenue
Fixed lease income (1)	$53,497	$41,175	$103,296	$80,267
Variable lease income (2)	4,437	3,977	8,712	7,405
Other rental revenue:
Above/below market lease amortization, net	150	257	310	519
Lease incentives	(262)	(251)	(469)	(443)
Rental revenue (including reimbursable)	$57,822	$45,158	$111,849	$87,748
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

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of June 30, 2026 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2026	$107,519
2027	213,745
2028	208,296
2029	199,807
2030	188,848
Thereafter	1,409,761
Total	$2,327,976

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of June 30, 2026, the Company owned or had investments in 864 properties. The gross real estate investment portfolio, including properties under development and mortgage loans receivable, totaled approximately $3.2 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, mortgage loans receivable, and property development costs. The investment portfolio is geographically dispersed throughout 46 states with gross real estate investments in Texas and Illinois representing 18.0% and 7.7%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

The Company’s gross investment portfolio is summarized below (dollars in thousands):

	Number of Investments		Amount of Investment
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Properties held for investment (1)	767	656	$3,003,448	$2,585,707
Properties held for sale	25	21	51,063	39,960
Mortgage loans receivable	67	81	151,437	142,555
Properties under development (2)	5	3	13,499	5,500
Total gross investment	864	761	$3,219,447	$2,773,722
(1) Includes one vacant property as of December 31, 2025.
(2) Rent has not commenced for properties under development.

Acquisitions

The Company’s acquisitions during the three and six months ended June 30, 2026 and 2025 were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions during the period is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of properties acquired	79	23	135	41

Purchase price allocation:
Land	$86,256	$53,809	$179,323	$75,083
Buildings	120,182	33,744	221,297	79,320
Site improvements	14,321	3,246	24,108	7,081
Tenant improvements	1,747	324	3,399	849
In-place lease intangible assets	22,651	5,405	38,829	11,669
Above-market lease intangible assets	1,497	—	1,497	—
Assets held for sale	6,026	—	18,201	—
Total (1)	$252,680	$96,528	$486,654	$174,002
(1) During the three months ended June 30, 2026 and 2025, the Company capitalized $3.5 million and $1.0 million of acquisition costs, respectively. During the six months ended June 30, 2026 and 2025, the Company capitalized $6.6 million and $1.9 million of acquisition costs, respectively.

Dispositions

The Company’s property dispositions during the three and six months ended June 30, 2026 and 2025 are summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of properties sold	16	20	21	36
Sales price, net of disposal costs	$45,109	$55,613	$55,500	$94,176
Gain on sales of real estate, net	$1,662	$3,533	$1,781	$5,608

Development

The Company’s investment in property developments during the three and six months ended June 30, 2026 and 2025 is summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of developments acquired	2	—	3	—
Purchase price of acquired developments	$1,087	$—	$3,416	$—

Total investment in properties under development (1)	$7,596	$1,412	$12,976	$2,200

Number of developments completed (2)	1	1	1	2
Amounts placed into service (3)	$4,977	$2,740	$4,977	$6,545
(1) During the three months ended June 30, 2026 and 2025, the Company capitalized $0.1 million and less than $0.1 million, respectively, of interest expense associated with properties under development. During the six months ended June 30, 2026 and 2025, the Company capitalized $0.2 million and $0.1 million, respectively, of interest expense associated with properties under development.
(2) For the one development completed during the six months ended June 30, 2026, rent commenced in the second quarter of 2026. For the two developments completed during the six months ended June 30, 2025, rent commenced in the second quarter of 2025.
(3) Amounts reclassified from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets.

As of June 30, 2026, the Company had five property developments under construction, which are expected to be substantially completed with rent commencing at various points throughout 2026 and into the first quarter of 2027. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2026.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of June 30, 2026 and December 31, 2025 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Mortgage (3) (4)	I/O	1	6.00%	6.00%	8/31/2027	$38,162	$38,162
Mortgage (4) (11)	I/O	—	9.55%	9.55%	6/30/2026	—	41,940
Mortgage (4) (5) (11)	I/O	—	9.17%	8.48%	6/30/2026	—	4,132
Mortgage (3) (4) (5)	I/O	2	16.70%	10.09%	7/31/2026	2,230	2,230
Mortgage	P/O	1	7.00%	7.00%	5/1/2028	1,100	825
Mortgage (3) (4)	I/O	5	12.65%	10.25%	9/30/2026	9,543	9,356
Mortgage (3) (4)	I/O	—	12.21%	10.25%	7/24/2026	—	5,883
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,399	1,411
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	—	9.75%	9.75%	3/12/2026	—	1,829
Mortgage (3) (6)	None (7)	10	10.29%	9.75%	1/30/2027	19,237	21,644
Mortgage (8)	I/O	—	7.25%	7.25%	5/18/2027	—	6,050
Mortgage (3) (4) (9)	I/O	2	9.75%	9.75%	6/15/2027	2,725	1,068
Mortgage (3) (4) (10)	I/O	7	9.50%	9.50%	11/29/2027	8,280	—
Mortgage	None (7)	7	8.21%	8.21%	7/24/2026	14,426	—
Mortgage (3) (4) (11)	I/O	28	9.50%	9.50%	7/10/2029	46,310	—
Total						151,437	142,555
Unamortized loan origination costs and fees, net						181	81
Unamortized discount						(181)	(172)
Total mortgage loans receivable, net						$151,437	$142,464
(1) I/O: Interest Only; P/O: Principal Only; P+I: Principal and Interest.
(2) Includes amortization of discount, loan origination costs and fees, and extension fees, as applicable.
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
(6) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from August 19, 2026 to January 30, 2027.
(7) Payments of both interest and principal are due at maturity.
(8) Loan was disposed during the six months ended June 30, 2026.
(9) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from December 5, 2026 to June 15, 2027.
(10) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from August 13, 2027 to November 29, 2027.
(11) Effective June 30, 2026, the Company completed a restructuring of its mortgage loan receivable. Pursuant to the restructuring, the Company acquired 20 properties in exchange for partial satisfaction of the outstanding loan balance, cash consideration of $9.9 million, of which $8.7 million was used to extinguish existing mezzanine debt encumbering the acquired properties to obtain clear title, and OP Units (as defined in “Note 10 - Shareholders’ Equity”) valued at $0.9 million. Concurrently, the parties executed a new $46.3 million mortgage note, secured by the borrower's remaining properties, which included an additional advance of $18.4 million funded by the Company.

The Company regularly evaluates the credit quality of its mortgage loans receivable portfolio by monitoring payment history, underlying collateral performance, and borrower creditworthiness. As of June 30, 2026, all remaining mortgage loans receivable are performing in accordance with their contractual terms, are current, and no allowance for credit losses was deemed necessary.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$262,658	$(89,163)	$173,495	$228,508	$(77,628)	$150,880
Above-market leases	23,246	(7,053)	16,193	22,696	(6,567)	16,129
Lease incentives	9,299	(2,710)	6,589	8,678	(2,247)	6,431
Total intangible assets	$295,203	$(98,926)	$196,277	$259,882	$(86,442)	$173,440

Liabilities:
Below-market leases	$28,518	$(12,851)	$15,667	$28,627	$(11,717)	$16,910

The remaining weighted average amortization period for the Company’s intangible assets and liabilities by category were as follows:

	Years Remaining as of
	June 30, 2026	December 31, 2025
In-place leases	8.7	8.7
Above-market leases	11.2	11.9
Below-market leases	9.1	9.5
Lease incentives	8.9	8.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization:
Amortization of in-place leases	$6,565	$5,661	$12,878	$11,217

Net adjustment to rental revenue:
Above-market lease assets	(441)	(372)	(877)	(750)
Below-market lease liabilities	591	629	1,187	1,269
Lease incentives	(262)	(251)	(469)	(443)
	$(112)	$6	$(159)	$76

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of June 30, 2026, for the next five years and thereafter (in thousands):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
In-place leases	$14,152	$26,510	$23,644	$21,125	$18,047	$70,017	$173,495

Above-market lease assets	(931)	(1,833)	(1,802)	(1,632)	(1,402)	(8,593)	(16,193)
Below-market lease liabilities	1,174	2,288	2,161	1,981	1,810	6,253	15,667
Lease incentives	(453)	(851)	(821)	(782)	(779)	(2,903)	(6,589)
Net adjustment to rental revenue	$(210)	$(396)	$(462)	$(433)	$(371)	$(5,243)	$(7,115)

Note 6 – Debt

Debt consists of the following (in thousands):

					Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	Hedged Interest Rate (3)	June 30, 2026	December 31, 2025
Debt:
2028 Term Loan	February 11, 2028	—	4.57%	3.58%	$200,000	$200,000
2029 Term Loan	July 3, 2027	January 3, 2029	4.52%	4.64%	250,000	250,000
2030 Term Loan A	January 15, 2029	January 15, 2030	4.57%	3.35%	175,000	175,000
2030 Term Loan B	January 15, 2029	January 15, 2030	4.59%	4.82%	175,000	175,000
2031 Term Loan	March 25, 2031	—	4.59%	4.39%	200,000	200,000
2032 Term Loan	September 24, 2032	—	4.89%	4.67%	200,000	100,000
Revolver	January 15, 2029	January 15, 2030	4.49%	—	198,500	—
Mortgage Note	November 1, 2027	—	4.53%	—	7,957	8,042
Total debt					1,406,457	1,108,042
Unamortized discount and debt issuance costs					(7,193)	(6,897)
Unamortized deferred financing costs, net (4)					(3,674)	(5,657)
Total debt, net					$1,395,590	$1,095,488
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Represents the stated interest rate within the respective debt agreement as of June 30, 2026. The term loans and Revolver bear a floating interest rate (SOFR) plus the applicable margin as described further in “Note 6 – Debt”.
(3) Represents the weighted-average hedged fixed rate plus the applicable margin as of June 30, 2026, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(4) The Company records deferred financing costs associated with the Revolver and loan commitment fees associated with the 2032 Term Loan in other assets, net in the condensed consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. The Company partially reclassified the net allocated amount of loan commitment fees associated with the 2032 Term Loan from other assets, net to debt issuance costs upon the two $50.0 million draws under the 2032 Term Loan.

PNC Term Loan Agreement

On September 25, 2025, the Company entered into a Term Loan Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Term Loan Agreement”), related to a senior unsecured term loan facility consisting of (i) a $200.0 million senior unsecured term loan (the “2031 Term Loan”) and (ii) a $250.0 million senior unsecured term loan (the “2032 Term Loan”, and together with the 2031 Term Loan, the “PNC Term Loans”). All $200.0 million of the 2031 Term Loan was funded on September 25, 2025. Of the $250.0 million capacity of the 2032 Term Loan commitments, $100.0 million in term loans were funded on September 25, 2025, $50.0 million in term loans were funded on January 2, 2026, $50.0 million in term loans were funded on April 1, 2026, and the remaining $50.0 million is available as a delayed draw term loan commitment until September 25, 2026. Subject to the terms of the PNC Term Loan Agreement, the PNC Term Loans may be increased to an amount of up to $600.0 million at the Company’s request.

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

The Company has fully hedged the 2031 Term Loan with an all-in fixed interest rate of 4.39% and has partially hedged $200.0 million of the 2032 Term Loan at an all-in fixed interest rate of 4.67%. The remaining undrawn $50.0 million of the 2032 Term Loan is currently unhedged. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Term Loan Agreement, the Company incurred approximately $3.7 million of debt issuance costs, which were allocated between the 2031 Term Loan and 2032 Term Loan in the amounts of $2.2 million and $1.5 million, respectively. Additionally, the Company incurred $2.1 million of loan commitment fees associated with the 2032 Term Loan, which were initially capitalized to other assets, net in the condensed consolidated balance sheets. Of the $2.1 million of loan commitment fees, $1.3 million was reclassified to debt issuance costs upon the two $50.0 million draws under the 2032 Term Loan. The deferred financing costs and capitalized loan commitment fees are amortized over the term of the loans, and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Truist Credit Agreement

On July 3, 2023, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”), related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”), which may, subject to the terms of the Truist Credit Agreement, be increased to an amount of up to $400.0 million at the Company’s request. On January 15, 2025, the Truist Credit Agreement was amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets. On September 25, 2025, the Truist Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the 2029 Term Loan. On May 29, 2026, the Truist Credit Agreement was further amended to, among other things, reduce the applicable margin spread.

The 2029 Term Loan contains a 12-month delayed draw feature and $150.0 million was drawn on July 3, 2023. The Company drew an additional $100.0 million under the 2029 Term Loan on March 1, 2024. The 2029 Term Loan is prepayable at the Company’s option in whole or in part without premium or penalty. The 2029 Term Loan was scheduled to mature on July 3, 2026, subject to two one-year extension options and one six-month extension option with a final, extended maturity date of January 3, 2029. On May 29, 2026, the Company exercised its first extension option and extended the loan one year through July 3, 2027. The additional extension options are at the Company’s election and are subject to certain conditions.

Prior to the date the Company obtained an Investment Grade Rating (as defined in the Truist Credit Agreement), interest accrued at either (i) SOFR, plus a margin ranging from 1.15% to 1.60% or (ii) Base Rate (as defined in the Truist Credit Agreement), plus a margin ranging from 0.15% to 0.60%, in each case based on the Company’s consolidated total leverage ratio. After the date the Company obtained an Investment Grade Rating, interest accrues at either (i) SOFR, plus a margin ranging from 0.75% to 1.55% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.55%, in each case based on the Company’s credit rating.

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

The Company has fully hedged the 2029 Term Loan at an all-in fixed interest rate of 4.64% through January 2029. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the 2029 Term Loan, the Company incurred $1.4 million of debt issuance costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net in the condensed consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. In connection with the first extension of the 2029 Term Loan, the Company incurred an extension fee of $0.3 million. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

In connection with the entry into the PNC Credit Agreement, the Company incurred approximately $3.8 million of debt issuance and deferred financing costs, which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. In connection with the first amendment to the PNC Credit Agreement, the Company incurred approximately $5.1 million of debt issuance and deferred financing costs, which were allocated between the Revolver and 2030 Term Loan B in the amounts of $3.7 million and $1.4 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Debt issuance costs and deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

In connection with the 2030 Term Loan A, the Company incurred $1.1 million of debt issuance costs. Debt issuance costs are amortized over the term of the loan and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Reduced Margins on Debt

As of December 30, 2025, as a result of receiving an investment grade credit rating, the interest rates on the Company’s term loans and revolving credit facility, including the revolving credit facility fee, are now determined by the Company’s credit rating and consolidated total leverage ratio.

Mortgage Note Payable

As of June 30, 2026, the Company had total gross mortgage indebtedness of $8.0 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $11.4 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan are interest-only through maturity. As of June 30, 2026, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
Remainder of 2026	$90	$—	$90
2027	170	257,697	257,867
2028	—	200,000	200,000
2029	—	548,500	548,500
2030	—	—	—
Thereafter	—	400,000	400,000
Total	$260	$1,406,197	$1,406,457
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revolving credit facilities (1)	$880	$2,104	$1,158	$3,566
Term loans (2)	12,973	8,993	25,253	17,551
Mortgage note payable	91	93	182	186
Non-cash:
Amortization of deferred financing costs	325	301	675	551
Amortization of debt discount and debt issuance costs, net	674	472	1,324	914
Amortization of deferred losses on interest rate swaps	713	713	1,418	1,418
Capitalized interest	(102)	(38)	(190)	(88)
Total interest expense, net	$15,554	$12,638	$29,820	$24,098
(1) Includes facility fees of approximately $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and facility fees of $0.5 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company was in compliance with all of its debt covenants as of June 30, 2026 and expects to be in compliance for the twelve month period ending December 31, 2026.

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

The following table summarizes the terms and fair values of the Company’s interest rate derivative contracts that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of Instruments				Aggregate Notional Value		Fair Value of Asset (Liability)(2)
Associated Debt Instrument	June 30, 2026	December 31, 2025	Hedge Fixed Rate(1)	Maturity Dates	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
2028 Term Loan	3	3	2.63%	February 11, 2028	$200,000	$200,000	$4,168	$2,620
2029 Term Loan	4	4	3.74%	January 3, 2029	250,000	250,000	960	(3,198)
2030 Term Loan A	4	4	2.40%	January 23, 2027	175,000	175,000	1,431	1,806
2030 Term Loan B	7	7	3.87%	January 2, 2030	175,000	175,000	(106)	(3,467)
2031 Term Loan	8	8	3.44%	March 1, 2031	200,000	200,000	3,432	(185)
2032 Term Loan	8	8	3.42%	September 1, 2032	200,000	200,000	4,699	1,140
Total	34	34			$1,200,000	$1,200,000	$14,584	$(1,284)
(1) Represents the weighted-average hedge fixed rate of the derivative contracts for each associated debt instrument and excludes the associated applicable margin as described in “Note 6 – Debt.”
(2) Derivative contracts in asset positions are included within other assets, net and derivative contracts in liability positions are included within accounts payable, accrued expenses, and other liabilities in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The following table presents the effect of the Company’s interest rate swaps in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2026	2025		2026	2025
For the Three Months Ended June 30
Interest Rate Products	$10,651	$(4,081)	Interest expense, net	$344	$1,563

For the Six Months Ended June 30
Interest Rate Products	$18,072	$(12,453)	Interest expense, net	$787	$3,055

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and six months ended June 30, 2026 and 2025. During the next twelve months, the Company estimates that an additional $4.9 million will be reclassified as a decrease to interest expense.

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

Financial Assets and Liabilities

Companies are required to disclose the estimated fair values of all financial instruments, even if those instruments are not carried at fair value. The fair values of financial instruments are based on estimates that reflect market conditions and perceived risks as of June 30, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The carrying values of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short-term nature of these instruments. Additionally, the Company believes that the following financial instruments have carrying values that approximate their fair values as of June 30, 2026 and December 31, 2025:

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

The table below presents the carrying values and estimated fair values of certain financial assets and liabilities, aggregated by their level in the fair value hierarchy within which those measurements fall (in thousands):

			Fair Value Hierarchy Level
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Derivative assets	$14,690	$14,690	$—	$14,690	$—
Liabilities
Derivative liabilities	$106	$106	$—	$106	$—
Term loans (1)	$1,192,973	$1,203,282	$—	$—	$1,203,282

December 31, 2025
Assets
Derivative assets	$5,566	$5,566	$—	$5,566	$—
Liabilities
Derivative liabilities	$6,850	$6,850	$—	$6,850	$—
Term loans (1)	$1,093,331	$1,103,089	$—	$—	$1,103,089
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table summarizes the provisions for impairment on real estate investments during the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Carrying value prior to impairment	$20,175	$22,389	$36,270	$43,111
Less: total provisions for impairment	(4,199)	(4,422)	(5,687)	(8,038)
Carrying value after impairment	$15,976	$17,967	$30,583	$35,073

Number of properties: (1)
Classified as held for sale	4	7	7	11
Disposed within the period	6	2	10	9
Classified as held for investment	—	—	1	1
(1) Includes the number of properties that were either (i) impaired during the respective period and remained as held for sale as of period-end, (ii) impaired and disposed during the respective period, or (iii) impaired during the respective period and remained as held for investment at period-end.

The valuation of impaired assets is determined using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, analysis of recent comparable sales transactions, discount rates, and purchase offers from third parties, all of which represent Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is inherently subjective, and actual results may differ materially from these estimates. During the six months ended June 30, 2026, the Company accounted for held for investment assets at fair value using purchase offers from third parties, which the Company believes is reasonable.

Note 9 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$13,633	$9,679
Deferred rent receivable	20,914	16,588
Prepaid assets	6,391	2,975
Earnest money deposits	1,675	6,790
Fair value of interest rate swaps	14,690	5,566
Deferred offering costs	3,104	2,171
Deferred financing costs, net	3,674	5,657
Right-of-use asset	2,881	3,086
Leasehold improvements and other corporate assets, net	1,038	1,183
Interest receivable	4,932	3,958
Other assets, net	5,798	5,423
	$78,730	$63,076

Accounts payable, accrued expenses, and other liabilities consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses	$10,920	$4,249
Accrued bonus	1,325	3,068
Prepaid rent	6,414	6,526
Operating lease liability	3,897	4,155
Accrued interest	5,037	4,642
Deferred rent	5,822	5,233
Accounts payable	455	1,218
Fair value of interest rate swaps	106	6,850
Tenant improvement allowances	3,835	3,975
Other liabilities	2,772	2,643
	$40,583	$42,559

Note 10 – Shareholders’ Equity

ATM Programs

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it could sell shares of its common stock in registered transactions.

During 2024, the Company entered into forward sale agreements with respect to an aggregate 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted-average price of $17.67 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than December 31, 2026, unless the parties mutually agree to extend such dates.

On August 12, 2024, the Company entered into a $300.0 million at-the-market equity program (the “2024 ATM Program”) through which, from time to time, it could sell shares of its common stock in registered transactions. Effective August 12, 2024, in connection with the establishment of the 2024 ATM Program, the 2023 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2023 ATM Program.

During the six months ended June 30, 2026, the Company entered into forward sale agreements with respect to an aggregate 4,264,015 shares of its common stock under the 2024 ATM Program at a weighted-average price of $18.86 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from January 2027 to April 2027, unless the parties mutually agree to extend such dates.

During 2025, the Company entered into forward sale agreements with respect to an aggregate 9,068,486 shares of its common stock under the 2024 ATM Program at a weighted-average price of $17.75 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from September 2026 to November 2026, unless the parties mutually agree to extend such dates.

On April 21, 2026, the Company entered into a $400.0 million at-the-market equity program (the “2026 ATM Program”) through which, from time to time, it may sell shares of its common stock in registered transactions. Effective April 21, 2026, in connection with the establishment of the 2026 ATM Program, the 2024 ATM Program was terminated. As a result of the termination, the Company will not offer or sell any additional shares of common stock under the 2024 ATM Program. As context requires, the 2023 ATM Program, the 2024 ATM Program, and the 2026 ATM Program are referred to herein as the “ATM Programs.”

During the six months ended June 30, 2026, the Company entered into forward sale agreements with respect to an aggregate 8,697,206 shares of its common stock under the 2026 ATM Program at a weighted-average price of $20.51 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from April 2027 to June 2027, unless the parties mutually agree to extend such dates.

The following table presents information about the ATM Programs (in thousands):

				As of June 30, 2026
Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Value of Gross Proceeds Settled (1)	Value of Gross Proceeds of Unsettled Forward Equity	Value of Gross Proceeds Available for Issuance (2)
2023 ATM Program (3)	October 2023	August 2024	$300,000	$77,323	$30,806	$—
2024 ATM Program (4)	August 2024	April 2026	$300,000	$52,446	$203,641	$—
2026 ATM Program (5)	April 2026	—	$400,000	$—	$178,416	$221,584
(1) Represents gross proceeds received from shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) Represents gross proceeds available for future issuances of shares of common stock under the ATM Programs.
(3) As of June 30, 2026, 1,743,100 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $17.06.
(4) As of June 30, 2026, 11,034,802 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $18.07.
(5) As of June 30, 2026, 8,697,206 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $20.30.

The following table details information related to the issuance of shares (including through physical settlement under forward sale agreements) under the ATM Programs for the six months ended June 30, 2025 (in thousands, except share and per share data). During the three and six months ended June 30, 2026, the Company did not issue any shares under the ATM Programs or physically settle any forward sale agreements under the ATM Programs.

Six Months Ended June 30,
2025
Shares of common stock issued (1)	1,757,815
Weighted-average price per share	$16.32
Gross proceeds	$28,694
Sales commissions and offering costs	$342
Net proceeds (2)	$28,352
(1) Includes 1,105,299 shares of common stock that were physically settled at a weighted-average price of $16.37 per share under forward sale agreements.
(2) The net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of OP Units.

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

As of June 30, 2026, 12,627,000 shares remain unsettled under the February 2026 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than February 12, 2027, unless the parties mutually agree to extend such dates.

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

On June 29, 2026, the Company physically settled 4,264,947 shares of common stock at a weighted-average price of $16.60 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $70.7 million, net of underwriting discounts and offering costs of $4.8 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,264,947 OP Units (as defined below).

As of June 30, 2026, the Company had fully settled the July 2025 forward sale agreements.

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

As of June 30, 2026, 4,840,000 shares remain unsettled under the January 2024 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2026, unless the parties mutually agree to extend such dates.

The following table presents information about the Company’s January 2024, July 2025, and February 2026 follow-on offerings (in thousands, except share data):

		As of June 30, 2026
Follow-On Offering	Shares Sold	Shares Settled	Shares Unsettled	Value of Gross Proceeds of Unsettled Forward Equity
January 2024	11,040,000	6,200,000	4,840,000	$87,120
July 2025	12,420,000	12,420,000	—	$—
February 2026	12,627,000	—	12,627,000	$239,913

Surrendered Shares on Vested Stock Unit Awards

During the six months ended June 30, 2026 and 2025, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. Amended and Restated 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the six months ended June 30, 2026 and 2025, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 88 thousand and 44 thousand RSUs valued at approximately $1.8 million and $0.6 million, respectively, solely to pay the associated statutory withholding tax. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity.

Dividends

During the six months ended June 30, 2026, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2026
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 5, 2026	$0.220	March 16, 2026	$21,396	March 31, 2026
April 16, 2026	0.220	June 1, 2026	21,398	June 15, 2026
	$0.440		$42,794

During the six months ended June 30, 2025, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Six Months Ended June 30, 2025
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 21, 2025	$0.210	March 14, 2025	$17,157	March 31, 2025
April 25, 2025	0.210	June 2, 2025	17,159	June 16, 2025
	$0.420		$34,316

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

As of June 30, 2026, the Company held 101,526,575 OP Units and external parties (the “Noncontrolling OP Unit Holders”) held 445,539 OP Units, representing 99.6% and 0.4%, respectively, of OP Units. As of December 31, 2025, the Company held 93,070,533 OP Units and Noncontrolling OP Unit Holders held 412,143 OP Units, representing 99.6% and 0.4%, respectively, of OP Units. The OP Units held by Noncontrolling OP Unit Holders are presented as noncontrolling interests in the Company’s condensed consolidated financial statements.

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. During each of the six months ended June 30, 2026 and 2025, the Operating Partnership paid distributions of $0.2 million to Noncontrolling OP Unit Holders.

OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. During the six months ended June 30, 2026, Noncontrolling OP Unit Holders redeemed 9,965 OP Units for shares of common stock on a one-for-one basis. There were no OP Unit redemptions during the six months ended June 30, 2025.

Note 11 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 4,294,976 shares of common stock are reserved for issuance and, as of June 30, 2026, 3,120,916 shares of common stock were available for future issuance under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, LTIP Units (as defined below), dividend equivalent rights, and other share-based, share-related, or cash-based awards, including performance-based awards, to employees, directors, and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of June 30, 2026, the only stock-based compensation granted by the Company were RSUs and LTIP Units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.8 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense was $3.4 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. All awards of unvested RSUs and LTIP Units are expected to fully vest within the next five years.

The following table summarizes RSU and LTIP Unit activity for the period indicated below:

	Restricted Stock Units				LTIP Units
	Service-Based		Performance		Service-Based		Performance
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit	Units(1)	Weighted Average Grant Date Fair Value per Unit
Unvested grants outstanding as of December 31, 2025	452,646	$15.85	392,130	$16.45	—	$—	—	$—
Granted during the period	112,480	19.85	—	—	125,559	19.85	121,691	20.74
Forfeited during the period	(2,413)	16.99	(17,609)	20.86	—	—	—	—
Vested during the period	(215,792)	16.23	(53,173)	21.81	—	—	—	—
Unvested grants outstanding as of June 30, 2026	346,921	$16.90	321,348	$15.32	125,559	$19.85	121,691	$20.74
(1) The number of Performance LTIP Units (as defined below) disclosed is based on the target level of awards being achieved, with the ultimate number earned subject to the achievement of specified performance metrics over a three-year performance period, ranging from 0% to 200% of target. The actual number of Performance LTIP Units issued on the grant date assumes maximum performance is achieved.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments within the next one to five years.

For the three months ended June 30, 2026 and 2025, the Company recognized $0.8 million and $0.9 million, respectively, in stock-based compensation expense associated with service-based RSUs. For each of the six months ended June 30, 2026 and 2025, the Company recognized $1.7 million in stock-based compensation expense associated with service-based RSUs. As of June 30, 2026 and December 31, 2025, the remaining unamortized stock-based compensation expense totaled $4.1 million and $3.9 million, respectively, and as of June 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 1.9 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The grant date fair value of unvested service-based RSUs is the per share price of the Company’s stock on the date of grant.

Performance-Based RSUs (total shareholder return)

Pursuant to the Omnibus Incentive Plan, the Company has made performance-based RSU grants to certain employees. These grants are subject to the participant’s continued service over a three-year period with 40% of the award based on the Company’s total shareholder return (“TSR”) as compared to the TSR of identified peer companies and 60% of the award based on total absolute TSR over the cumulative three-year period. The performance periods of these grants run through December 31, 2026 and December 31, 2027. Grant date fair value of the performance-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the performance period. Stock-based compensation expense associated with unvested performance-based share awards is recognized on a straight-line basis over the minimum required service period of three years.

For each of the three months ended June 30, 2026 and 2025, the Company recognized $0.5 million in stock-based compensation expense associated with performance-based RSUs. For each of the six months ended June 30, 2026 and 2025, the Company recognized $1.0 million in stock-based compensation expense associated with performance-based RSUs. As of June 30, 2026 and December 31, 2025, the remaining unamortized stock-based compensation expense totaled $1.8 million and $2.8 million, respectively, and as of June 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 1.3 years.

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

For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.3 million, respectively, in stock-based compensation expense associated with Basic LTIP Units. As of June 30, 2026, the remaining unamortized stock-based compensation expense totaled $2.2 million, and as of June 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.6 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.3 million, respectively, in stock-based compensation expense associated with Performance LTIP Units. As of June 30, 2026, the remaining unamortized stock-based compensation expense totaled $2.2 million, and as of June 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.5 years. Stock-based compensation expense associated with unvested Performance LTIP Units is recognized on a straight-line basis over the minimum required service period of three years.

Alignment of Interest Program

Under the Alignment of Interest Program (the “Program”), the Company allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2026 under the Program was approximately $0.9 million as of June 30, 2026. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For each of the three and six months ended June 30, 2026 and 2025, the Company recognized approximately $0.1 million of stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except share data and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$6,311	$3,289	$12,022	$4,989
Less: net income attributable to noncontrolling interest	(26)	(17)	(50)	(26)
Less: net income allocated to unvested LTIP Units	(54)	—	(83)	—
Net income attributable to common shares, basic	6,231	3,272	11,889	4,963
Net income attributable to noncontrolling interest	26	17	50	26
Net income attributable to common shares, diluted	$6,257	$3,289	$11,939	$4,989

Denominator:
Weighted average common shares outstanding, basic	97,354,281	81,895,840	96,454,101	81,770,860
Effect of dilutive shares for diluted net income per common share:
OP Units	402,654	424,956	405,170	424,956
Unvested RSUs and LTIP Units	540,449	173,333	532,697	118,205
Unsettled shares under open forward equity contracts	4,491,613	—	3,561,337	—
Weighted average common shares outstanding, diluted	102,788,997	82,494,129	100,953,305	82,314,021

Net income available to common stockholders per common share, basic	$0.06	$0.04	$0.12	$0.06
Net income available to common stockholders per common share, diluted	$0.06	$0.04	$0.12	$0.06

The three months ended June 30, 2026 exclude the impact of 5,800 unsettled shares under open forward equity contracts, and the three months ended June 30, 2025 exclude the impact of 111,161 unvested RSUs and 751,523 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

The six months ended June 30, 2026 exclude the impact of 62,803 unvested RSUs and LTIP Units and 7,999 unsettled shares under open forward equity contracts, and the six months ended June 30, 2025 exclude the impact of 264,106 unvested RSUs and 1,319,159 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of June 30, 2026 and December 31, 2025, there were 445,539 and 412,143 OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of June 30, 2026, the Company had commitments to fund property developments, extend funds under mortgage loans receivable, and fund tenant improvement allowances totaling $25.1 million, $11.3 million, and $7.9 million, respectively. Commitments to fund property developments are expected to occur over the next nine months, while commitments to fund mortgage loans receivable and tenant improvement allowances are expected to occur over the next 18 months.

In August 2021, the Company entered into a lease agreement related to its corporate office space, which is classified as an operating lease. The Company began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.1 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of June 30, 2026, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to June 30, 2026 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On July 16, 2026, the Company’s Board of Directors declared a cash dividend of $0.225 per share for the third quarter of 2026. The dividend will be paid on September 15, 2026 to stockholders of record on September 1, 2026.

Revolver Activity

In July 2026, the Company borrowed $69.0 million, net of repayments, under the Revolver.

Forward Equity Sales

In July 2026, the Company entered into forward sale agreements with respect to an aggregate 210,670 shares of its common stock under the 2026 ATM Program at a weighted-average price of $21.49 per share. The Company may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than July 2027, unless the parties mutually agree to extend such dates.

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

References to “we,” “our,” “us,” and “the Company” refer to NETSTREIT Corp., a Maryland corporation, together with our consolidated subsidiaries, including NETSTREIT, L.P., a Delaware limited partnership (the “Operating Partnership”) and NETSTREIT GP, LLC, a Delaware limited liability company and the sole general partner of the Operating Partnership.

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of June 30, 2026, we owned or had investments in 864 properties diversified by tenant, industry, and geography, comprising 156 different tenants across 28 retail sectors in 46 states. This includes five property developments where rent has not yet commenced. We focus on tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts, all of which we refer to as defensive retail industries. As of June 30, 2026, our investments generated ABR1 of $231.4 million. Approximately 41% of our ABR is from investment grade2 credit rated tenants and an additional 16% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 100.0% occupied (excluding five properties under development) and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 10.0 years.

1 Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of June 30, 2026.
2 We define “investment grade” tenants as tenants, or tenants that are subsidiaries of a parent entity, with a credit rating of BBB- (S&P/Fitch), Baa3 (Moody’s), or NAIC2 (National Association of Insurance Commissioners) or higher.
3 We define “investment grade profile” tenants as tenants that have investment grade credit metrics (more than $1.0 billion in annual sales and a debt to adjusted EBITDA ratio of less than 2.0x), but do not carry a published rating from S&P, Fitch, Moody’s, or NAIC.

ATM Programs

On April 21, 2026, we entered into a $400.0 million at-the-market equity program (the “2026 ATM Program”) through which, from time to time, we may sell shares of our common stock in registered transactions. Effective April 21, 2026, in connection with the establishment of the new at-the-market offering program, the existing $300.0 million at-the-market equity program established in August 2024 (the “2024 ATM Program”) was terminated.

During the six months ended June 30, 2026, we entered into forward sale agreements with respect to an aggregate 8,697,206 shares of common stock under the 2026 ATM Program at a weighted-average price of $20.51 per share. Additionally, during the six months ended June 30, 2026, we entered into forward sale agreements with respect to an aggregate 4,264,015 shares of common stock under the 2024 ATM Program at a weighted-average price of $18.86 per share.

As of June 30, 2026, 21,475,108 shares remain unsettled under forward sale agreements associated with our existing $300.0 million at-the-market equity program (the “2023 ATM Program”), 2024 ATM Program, and 2026 ATM Program. We may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from September 2026 to June 2027, unless the parties mutually agree to extend such dates. As of June 30, 2026, the remaining availability under the 2026 ATM Program was $221.6 million.

Settlement of Forward Shares Under the July 2025 Follow-On Offering

In July 2025, we completed a registered public offering of 12,420,000 shares of common stock at a public offering price of $17.70 per share. In connection with the offering, we entered into forward sale agreements for 12,420,000 shares of our common stock. We did not initially receive any proceeds from the sale of shares of common stock by the forward purchasers.

On June 29, 2026, we physically settled 4,264,947 shares of common stock at a weighted-average price of $16.60 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $70.7 million, net of underwriting discounts and offering costs of $4.8 million.

As of June 30, 2026, we had fully settled the July 2025 forward sale agreements.

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

As of June 30, 2026, 4,840,000 shares remain unsettled under the January 2024 forward sale agreements. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than December 31, 2026, unless the parties mutually agree to extend such dates.

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

As of June 30, 2026, 12,627,000 shares remain unsettled under the February 2026 forward sale agreements. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than February 12, 2027, unless the parties mutually agree to extend such dates.

2032 Term Loan Draws

Subject to the terms of the term loan agreement agented by PNC Bank, National Association (the “PNC Term Loan Agreement”), we drew $50.0 million under the $250.0 million senior unsecured term loan (the “2032 Term Loan”) on January 2, 2026, and an additional $50.0 million on April 1, 2026, bringing the total outstanding principal amount to $200.0 million. The $200.0 million outstanding under the 2032 Term Loan is hedged with an all-in fixed interest rate of 4.67%. We have $50.0 million remaining under the PNC Term Loan Agreement delayed draw term loan commitment.

Truist Credit Agreement Amendment

On May 29, 2026, we amended our existing Credit Agreement, dated as of July 3, 2023, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent to, among other things, reduce the applicable margin spread related to our $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”). Additionally, we exercised our first extension option and extended the 2029 Term Loan one year through July 3, 2027.

Results of Operations

Overall

We continued to grow our assets held for investment during the six months ended June 30, 2026 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average cash yield of approximately 7.4%. This growth was financed through the two $50.0 million draws under the 2032 Term Loan, settlement of shares of common stock through our July 2025 and January 2024 follow-on offering forward sale agreements of $70.7 million and $67.8 million, respectively, borrowings on our senior unsecured revolving credit facility (the “Revolver”), the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the six months ended June 30, 2026.

Acquisitions

During the three months ended June 30, 2026, we acquired 79 properties for a total purchase price of $252.7 million, inclusive of $3.5 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 23 states with a WALT of approximately 9.8 years.

During the six months ended June 30, 2026, we acquired 135 properties for a total purchase price of $486.7 million, inclusive of $6.6 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 29 states with a WALT of approximately 11.9 years.

Development

As of June 30, 2026, we had five property developments under construction. During the three months ended June 30, 2026, we invested $7.6 million in property developments, including the land acquisition of two new developments with an initial purchase price of $1.1 million. During the six months ended June 30, 2026, we invested $13.0 million in property developments, including the land acquisition of three new developments with an initial purchase price of $3.4 million. During the six months ended June 30, 2026, we completed development on one project and reclassified approximately $5.0 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for the completed development in the second quarter of 2026. The remaining five developments are expected to be substantially completed with rent commencing at various points throughout 2026 and early 2027. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of June 30, 2026.

Dispositions

During the three months ended June 30, 2026, we sold 16 properties for a total sales price, net of disposal costs, of $45.1 million, recognizing a net gain of $1.7 million on the sales. During the six months ended June 30, 2026, we sold 21 properties for a total sales price, net of disposal costs, of $55.5 million, recognizing a net gain of $1.8 million on the sales.

Investment in Mortgage Loans Receivable

During the three and six months ended June 30, 2026, we invested an additional $40.8 million and $45.9 million, respectively, in fully collateralized mortgage loans receivable with stated interest rates ranging from 8.21% to 9.75%. This is inclusive of $6.0 million provided through seller financing transactions during the six months ended June 30, 2026. In addition, during the three and six months ended June 30, 2026, we collected $20.1 million and $31.3 million, respectively, in principal on our mortgage loans receivable. This is inclusive of $17.3 million of mortgage loans receivable settled in exchange for acquisition of real estate during the six months ended June 30, 2026. In addition, we sold one mortgage loan receivable at a discount in an effort to manage tenant exposure, recognizing non-credit related provisions for impairment of $0.6 million for the six months ended June 30, 2026. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenues
Rental revenue (including reimbursable)	$57,822	$45,158
Interest income on loans receivable	2,906	3,128
Other revenue	556	—
Total revenues	61,284	48,286
Operating expenses
Property	5,717	4,484
General and administrative	5,841	5,475
Depreciation and amortization	25,807	21,506
Provisions for impairment	4,199	4,422
Transaction costs, net	6	73
Total operating expenses	41,570	35,960
Other (expense) income
Interest expense, net	(15,554)	(12,638)
Gain on sales of real estate, net	1,662	3,533
Other income, net	567	81
Total other expense, net	(13,325)	(9,024)
Net income before income taxes	6,389	3,302
Income tax expense	(78)	(13)
Net income	$6,311	$3,289

Revenue. Revenue for the three months ended June 30, 2026 increased by $13.0 million to $61.3 million from $48.3 million for the three months ended June 30, 2025, which is primarily attributed to an increase in the number of our operating leases. The increase includes additional cash rental receipts of $11.2 million, an increase of $1.1 million in straight-line rental revenue, combined net increases of property expense reimbursements of $0.9 million, and an increase in other revenue of $0.6 million related to lease termination fees, offset by a net increase of $0.2 million in reserves for uncollectible amounts, a decrease in interest income on mortgage loans receivable of $0.2 million and other combined net decreases of $0.4 million.

Total operating expenses. Total operating expenses increased by $5.6 million to $41.6 million for the three months ended June 30, 2026 as compared to $36.0 million for the three months ended June 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense and property expenses. Total operating expenses include the following:

•Property expenses. Property expenses increased by $1.2 million to $5.7 million for the three months ended June 30, 2026 from $4.5 million for the three months ended June 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.0 million, of which $0.7 million were related to reimbursable property taxes and $0.2 million were related to reimbursable common area maintenance, and an increase of $0.2 million of non-reimbursable property expenses.

•
•General and administrative expenses. General and administrative expenses increased by $0.3 million to $5.8 million for the three months ended June 30, 2026 from $5.5 million for the three months ended June 30, 2025. The increases within general and administrative expense were primarily related to an increase of $0.2 million of stock-based compensation and an increase of $0.2 million of payroll expense.

•Depreciation and amortization. Depreciation and amortization expense increased by $4.3 million to $25.8 million for the three months ended June 30, 2026 from $21.5 million for the three months ended June 30, 2025. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $2.5 million, building improvements depreciation expense of $0.9 million, and in-place lease amortization expense of $0.9 million.

•Provisions for impairment. For the three months ended June 30, 2026, we recorded provisions for impairment of $4.2 million on ten properties, all of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed during the three months ended June 30, 2026. For the three months ended June 30, 2025, we recorded provisions for impairment of $4.4 million on nine properties, all of which were classified as held-for-sale or disposed during the three months ended June 30, 2025. These disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $3.0 million to $15.6 million for the three months ended June 30, 2026 from $12.6 million for the three months ended June 30, 2025. The increase is primarily attributed to an increase of $2.4 million of interest incurred on our 2032 Term Loan, an increase of $2.2 million of interest incurred on our $200.0 million senior unsecured term loan (the “2031 Term Loan”), and in increase of $0.2 million in loan fee amortization related to the 2031 Term Loan and 2032 Term Loan. The increase was partially offset by $1.3 million of reduced interest incurred on our Revolver, primarily due to a decrease in average borrowings outstanding during the respective periods, and collectively, $0.6 million of reduced interest incurred on our $200.0 million senior unsecured term loan (the “2028 Term Loan”), our 2029 Term Loan, our $175.0 million senior unsecured term loan (the “2030 Term Loan A”), and our $175.0 million senior unsecured term loan (the “2030 Term Loan B”), primarily related to the interest rate reduction as a result of receiving a credit rating at the end of 2025.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $1.8 million to $1.7 million for the three months ended June 30, 2026 from $3.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, 16 properties were sold for a sales price, net of disposal costs, of $45.1 million. For the three months ended June 30, 2025, 20 properties were sold for a sales price, net of disposal costs, of $55.6 million.

Other income, net. Other income, net increased by $0.5 million to $0.6 million for the three months ended June 30, 2026 from $0.1 million for the three months ended June 30, 2025. The increase is primarily attributed to a $0.4 million non-cash increase in our mortgage loans receivable related to the recovery of development incentive funds and $0.1 million of easement income associated with third-party construction projects.

Net income. Net income increased by $3.0 million to $6.3 million for the three months ended June 30, 2026 from $3.3 million for the three months ended June 30, 2025. Net income increased primarily due to increases in additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio. The increase in net income is partially offset by increases in depreciation and amortization expense, interest expense, property expense, and a decrease in gain on sales of real estate.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

The following table sets forth our operating results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Revenues
Rental revenue (including reimbursable)	$111,849	$87,748
Interest income on loans receivable	5,941	6,203
Other revenue	556	245
Total revenues	$118,346	$94,196
Operating expenses
Property	$11,121	$9,287
General and administrative	11,596	10,644
Depreciation and amortization	50,270	42,429
Provisions for impairment	6,261	8,038
Transaction costs	(54)	120
Total operating expenses	$79,194	$70,518
Other (expense) income
Interest expense, net	$(29,820)	$(24,098)
Gain on sales of real estate, net	1,781	5,608
Loss on debt extinguishment	—	(46)
Other income (expense), net	1,001	(124)
Total other expense, net	$(27,038)	$(18,660)
Net income before income taxes	12,114	5,018
Income tax expense	(92)	(29)
Net income	$12,022	$4,989

Revenue. Revenue for the six months ended June 30, 2026 increased by $24.1 million to $118.3 million from $94.2 million for the six months ended June 30, 2025, which is primarily attributed to an increase in the number of our operating leases and properties securing mortgage loans. The increase includes additional cash rental receipts of $20.8 million, an increase of $2.3 million in straight-line rental revenue, combined net increases of property expense reimbursements of $1.4 million, an increase in other revenue of $0.3 million related to additional lease termination fees, and of a net decrease of $0.1 million in reserves for uncollectible amounts, offset by a decrease in interest income on mortgage loans receivable of $0.3 million, a decrease of $0.2 million related to intangible lease-related adjustments, and other combined net decreases of $0.2 million.

Total operating expenses. Total expenses increased by $8.7 million to $79.2 million for the six months ended June 30, 2026 as compared to $70.5 million for the six months ended June 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increase being depreciation and amortization expense, property expenses, and general and administrative expenses, partially offset by a decrease in provisions for impairment. Total operating expenses include the following:
•Property expenses. Property expenses increased $1.8 million to $11.1 million for the six months ended June 30, 2026 from $9.3 million for the six months ended June 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.5 million, of which $1.2 million were related to reimbursable property taxes and $0.3 million were related to reimbursable insurance, and an increase of $0.4 million of non-reimbursable property expenses, of which $0.3 million were related to common area maintenance and $0.1 million were related to property taxes.

•General and administrative expenses. General and administrative expenses increased $1.0 million to $11.6 million for the six months ended June 30, 2026 from $10.6 million for the six months ended June 30, 2025. The increase is primarily related to an increase of $0.5 million of payroll expense and an increase of $0.5 million of stock-based compensation.

•Depreciation and amortization. Depreciation and amortization expense increased by $7.9 million to $50.3 million for the six months ended June 30, 2026 from $42.4 million for the six months ended June 30, 2025. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $4.6 million, in-place lease amortization expense of $1.7 million, and building improvements depreciation expense of $1.6 million.

•Provisions for impairment. For the six months ended June 30, 2026, we recorded provisions for impairment of $6.3 million on 18 properties and one mortgage loan receivable, the majority of which were either previously classified as held-for sale, newly classified as held-for-sale, or disposed of during the six months ended June 30, 2026. Of those properties impaired, one property was held for investment as of June 30, 2026. For the six months ended June 30, 2025, we recorded provisions for impairment of $8.0 million on 21 properties, the majority of which were either previously classified as held-for-sale, newly classified as held-for-sale, or disposed of during the six months ended June 30, 2025. Of those properties impaired, one property was held for investment as of June 30, 2025. Property disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $5.7 million to $29.8 million for the six months ended June 30, 2026 from $24.1 million for the six months ended June 30, 2025. The increase is primarily attributed to an increase of $4.4 million of interest incurred on our 2031 Term Loan, an increase of $4.2 million of interest incurred on our 2032 Term Loan, and an increase of $0.5 million in loan fee amortization, most of which is related to the 2031 Term Loan and 2032 Term Loan. The increase was partially offset by $2.4 million of reduced interest incurred on our Revolver, primarily due to a decrease in average borrowings outstanding during the respective periods, collectively $0.9 million of reduced interest incurred on our 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, and 2030 Term Loan B, primarily related to the interest rate reduction as a result of receiving a credit rating at the end of 2025, and $0.1 million related to additional capitalized interest on our property developments.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $3.8 million to $1.8 million for the six months ended June 30, 2026 from $5.6 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, 21 properties were sold for a sales price, net of disposal costs, of $55.5 million. For the six months ended June 30, 2025, 36 properties were sold for a sales price, net of disposal costs, of $94.2 million.

Other income (expense), net. Other income (expense), net increased by $1.1 million to $1.0 million of other income, net for the six months ended June 30, 2026 from $0.1 million of other expense, net for the six months ended June 30, 2025. The increase is primarily attributed to a $0.4 million non-cash increase in our mortgage loans receivable related to the recovery of development incentive funds, a $0.4 million decrease in third-party debt issuance costs that were expensed during the six months ended June 30, 2025 as a result of the January 2025 debt transaction, and a $0.3 million increase in interest income on bank accounts.

Net income. Net income increased by $7.0 million to $12.0 million for the six months ended June 30, 2026 from $5.0 million for the six months ended June 30, 2025. Net income increased primarily due to increases in additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, a decrease in provisions for impairment, and an increase in other income (expense), net. The increase in net income is partially offset by increases in depreciation and amortization expense, interest expense, property expense, general and administrative expenses, and a decrease in gain on sales of real estate.

Liquidity and Capital Resources

Our primary capital requirements include funding property acquisitions and developments, investing in mortgage loans receivable, making required debt interest payments, and covering working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of June 30, 2026, we had total outstanding debt of $1.4 billion, including $200.0 million outstanding principal amount under the 2028 Term Loan, $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan A, $175.0 million outstanding principal amount under the 2030 Term Loan B, $200.0 million outstanding principal amount under the 2031 Term Loan, $200.0 million outstanding principal amount under the 2032 Term Loan, and $198.5 million outstanding on the Revolver. Additionally, as of June 30, 2026, we had $176.6 million and $229.1 million of unsettled forward equity under our 2026 ATM Program and prior at-the-market equity programs, respectively. As of June 30, 2026, $221.6 million of shares of our common stock were available for future issuances under the 2026 ATM Program. Lastly, we had $81.2 million and $227.3 million of unsettled forward equity under the January 2024 and February 2026 follow-on offering forward sale agreements, respectively, as of June 30, 2026. As of June 30, 2026, we had an aggregate of 38,942,108 unsettled shares under forward sale agreements with a weighted-average net settlement price of $18.34.

We believe the availability of proceeds from our debt, proceeds from the settlement of unsettled outstanding forward sale agreements, future issuances of shares of our common stock under our 2026 ATM Program, or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our 2032 Term Loan, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of June 30, 2026, our contractual debt obligations primarily include the maturity of our 2028 Term Loan with the scheduled principal payment due on February 11, 2028, the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2027, the maturities of our 2030 Term Loan A, 2030 Term Loan B, and Revolver with the scheduled principal payments due on January 15, 2029, the maturity of our 2031 Term Loan with the scheduled principal payment due on March 25, 2031, and the maturity of our 2032 Term Loan with the scheduled principal payment due on September 24, 2032. During the six months ended June 30, 2026, we borrowed $340.0 million and repaid $141.5 million on our Revolver.

The following table provides information with respect to our commitments as of June 30, 2026 (in thousands):

	Payment Due by Period
	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Contractual Obligations
2028 Term Loan – Principal	$200,000	$—	$200,000	$—	$—
2028 Term Loan – Variable interest (1)	11,592	3,610	7,982	—	—
2029 Term Loan – Principal	250,000	—	250,000	—	—
2029 Term Loan – Variable interest (1)	11,684	5,842	5,842	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (1)	14,905	2,952	11,712	241	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (1)	21,487	4,256	16,884	347	—
2031 Term Loan – Principal	200,000	—	—	—	200,000
2031 Term Loan – Variable interest (1)	41,540	4,423	17,549	17,549	2,019
2032 Term Loan – Principal	200,000	—	—	—	200,000
2032 Term Loan – Variable interest (1)	58,242	4,708	18,678	18,678	16,178
Ticking Fee (2)	24	24	—	—	—
Revolver – Borrowings	198,500	—	—	198,500	—
Revolver – Variable interest	22,684	4,493	17,825	366	—
Facility Fee (3)	2,545	504	2,000	41	—
Mortgage Note – Principal	7,957	90	7,867	—	—
Mortgage Note – Interest	501	179	322	—	—
Property development under contract	25,061	9,931	15,130	—	—
Additional principal under mortgage loans receivable	11,292	5,993	5,299	—	—
Tenant improvement allowances	7,924	3,835	4,089	—	—
Corporate office lease obligations	4,312	330	1,359	1,434	1,189
Total	$1,640,250	$51,170	$582,538	$587,156	$419,386
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

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 6.1 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of June 30, 2026, we had commitments to fund property developments, extend funds under mortgage loans receivable, and fund tenant improvement allowances totaling $25.1 million, $11.3 million, and $7.9 million, respectively. Commitments to fund property developments are expected to occur over the next nine months, while commitments to fund mortgage loans receivable and tenant improvement allowances are expected to occur over the next 18 months.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Historical Cash Flow Information

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$63,055	$52,727
Investing activities	(447,214)	(96,705)
Financing activities	389,739	49,398

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $10.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $20.7 million, partially offset by an increase in cash paid for interest of $5.2 million, and an increase in operating expenses paid associated with our larger portfolio, and changes in working capital accounts.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $350.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in acquisitions of real estate of $294.1 million, a decrease in proceeds received from the sale of real estate of $36.3 million, an increase in cash invested in mortgage loans receivable of $22.8 million, and an increase in real estate development and improvements of $9.9 million. The increase was partially offset by an increase in proceeds received from the sale of mortgage loans receivable of $5.6 million, a decrease in earnest money deposits of $5.0 million, and an increase in principal collections on mortgage loans receivable of $1.9 million.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $340.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributed to an increase in net borrowings of $310.5 million under our Revolver, an increase in proceeds received from the issuance of common stock of $110.1 million, which includes $138.5 million more proceeds received from our follow-on offerings and $28.4 million less proceeds received in connection with our ATM Programs (as defined in “Note 10 - Shareholders’ Equity”), and a decrease in deferred financing costs of $6.0 million. The increase is partially offset by a decrease in net term loan proceeds of $75.0 million, an increase in payments of common stock dividends of $8.5 million, an increase in the repurchase of common stock for tax withholding obligations of $1.2 million, an increase in deferred offering costs of $1.0 million, an increase in the repayment of property development incentives of $0.4 million, and an increase in payments of restricted stock dividends of $0.2 million.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their possible effects on our condensed consolidated financial statements is included in “Note 2 – Summary of Significant Accounting Policies” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to exclude infrequent and unusual items not expected to impact our operating performance on an ongoing basis. These include executive transition costs, severance, and related charges, debt-related transaction costs, and other non-core losses (gains) as they occur.

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

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$6,311	3,289	$12,022	$4,989
Depreciation and amortization of real estate	25,729	21,433	50,116	42,283
Provisions for impairment	4,199	4,422	5,687	8,038
Gain on sales of real estate, net	(1,662)	(3,533)	(1,781)	(5,608)
FFO	34,577	25,611	66,044	49,702
Adjustments:
Non-recurring executive transition costs, severance, and related charges	—	3	—	79
Debt-related transaction costs	16	—	16	403
Other non-recurring gain	(375)	—	(375)	—
Other loss	—	—	574	—
Core FFO	34,218	25,614	66,259	50,184
Adjustments:
Straight-line rent adjustments	(2,281)	(1,183)	(4,434)	(2,137)
Amortization of deferred financing costs	972	744	1,943	1,408
Amortization of above/below-market assumed debt	28	29	57	57
Amortization of loan origination costs and discounts	(102)	27	(235)	(50)
Amortization of lease-related intangibles	112	(6)	159	(76)
Earned development interest	181	39	297	82
Capitalized interest expense	(102)	(38)	(190)	(88)
Non-cash interest expense	713	713	1,418	1,418
Non-cash compensation expense	1,752	1,521	3,441	2,909
AFFO	$35,491	$27,460	$68,715	$53,707

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude straight-line rent, non-cash compensation expense, executive transition costs, severance, and related charges, debt related transaction costs, transaction costs, other non-recurring losses (gains), other non-recurring expenses (income), including lease termination fees, as well as adjustments for construction in process and for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$6,311	3,289	$12,022	$4,989
Depreciation and amortization of real estate	25,729	21,433	50,116	42,283
Amortization of lease-related intangibles	112	(6)	159	(76)
Non-real estate depreciation and amortization	75	73	151	146
Interest expense, net	15,554	12,638	29,820	24,098
Income tax expense	79	13	92	29
Amortization of loan origination costs and discounts	(102)	27	(235)	(50)
EBITDA	47,758	37,467	92,125	71,419
Adjustments:
Provisions for impairment	4,199	4,422	5,687	8,038
Gain on sales of real estate, net	(1,662)	(3,533)	(1,781)	(5,608)
EBITDAre	$50,295	$38,356	$96,031	$73,849

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended June 30, 2026
(Unaudited)
Net income	$6,311
Depreciation and amortization of real estate	25,729
Amortization of lease-related intangibles	112
Non-real estate depreciation and amortization	75
Interest expense, net	15,554
Income tax expense	79
Amortization of loan origination costs and discounts	(102)
EBITDA	47,758
Adjustments:
Provisions for impairment	4,199
Gain on sales of real estate, net	(1,662)
EBITDAre	50,295
Adjustments:
Straight-line rent adjustments	(2,281)
Debt-related transaction costs	16
Other non-recurring gain	(375)
Other income, net	(474)
Transaction costs, net	6
Non-cash compensation expense	1,752
Adjustment for construction in process (1)	266
Adjustment for intraquarter investment activities (2)	3,796
Adjusted EBITDAre	$53,001

Annualized Adjusted EBITDAre (3)	$212,004
Net Debt / Annualized Adjusted EBITDAre	6.5x
Adjusted Net Debt / Annualized Adjusted EBITDAre	3.2x
Pro Forma Adjusted Net Debt / Annualized Adjusted EBITDAre	3.1x
(1) Adjustment reflects the estimated cash yield on developments in process as of June 30, 2026.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended June 30, 2026 had occurred on April 1, 2026.
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

The following table reconciles the principal amount of total debt to Net Debt, Adjusted Net Debt, and Pro Forma Adjusted Net Debt (in thousands):

As of
June 30, 2026
(Unaudited)
Principal amount of total debt	$1,406,457
Less: Cash, cash equivalents, and restricted cash	(20,047)
Net Debt	1,386,410
Less: Net value of unsettled forward equity (1)	(714,176)
Adjusted Net Debt	672,234
Less: Subsequent ATM sales (2)	(4,481)
Pro Forma Adjusted Net Debt	$667,753
(1) There were 38,942,108 unsettled shares under forward sale agreements as of June 30, 2026 with a weighted-average net settlement price of $18.34.
(2) There were 210,670 unsettled shares under new forward equity contracts executed subsequent to the period with a weighted-average net settlement price of $21.27.

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate

Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate are non-GAAP financial measures which we use to assess our operating results. We compute Property-Level NOI as net income (computed in accordance with GAAP), excluding general and administrative expenses, interest expense, net, income tax expense, amortization of loan origination costs and discounts, transaction costs, depreciation and amortization, gains (or losses) on sales of depreciable property, real estate impairment losses, interest income on mortgage loans receivable, debt-related transaction costs, and other expense (income), net, including lease termination fees. We further adjust Property-Level NOI for non-cash revenue components of straight-line rent and amortization of lease-intangibles to derive Property-Level Cash NOI. We further adjust Property-Level Cash NOI for intraquarter acquisitions, dispositions, and completed development to derive Property-Level Cash NOI - Estimated Run Rate. We believe Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended June 30, 2026
(Unaudited)
Net income	$6,311
General and administrative	5,841
Depreciation and amortization	25,807
Provisions for impairment	4,199
Transaction costs, net	6
Interest expense, net	15,554
Gain on sales of real estate, net	(1,662)
Income tax expense	78
Amortization of loan origination costs and discounts	(102)
Interest income on mortgage loans receivable	(2,906)
Other income, net	(908)
Property-Level NOI	52,218
Straight-line rent adjustments	(2,281)
Amortization of lease-related intangibles	112
Property-Level Cash NOI	$50,049
Adjustment for intraquarter acquisitions, dispositions, and completed developments (1)	3,356
Property-Level Cash NOI Estimated Run Rate	$53,405
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended June 30, 2026, had occurred on April 1, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of June 30, 2026, we had total indebtedness of $200.0 million under the 2028 Term Loan, $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, $200.0 million under the 2031 Term Loan, and $200.0 million under the 2032 Term Loan, all of which are floating rate debt with a variable interest rate. For the three and six months ended June 30, 2026, we had average daily outstanding borrowings on our Revolver of $56.7 million and $30.0 million, respectively.
We have entered into interest rate derivative contracts in order to hedge our market risk associated with our term loans. The 2028 Term Loan, 2029 Term Loan, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan have interest rate hedges that coincide with the extended maturity dates of the loans. The 2030 Term Loan A interest rate hedges mature on January 23, 2027. The interest rate derivative contracts convert the variable rate debt on our term loans to a fixed interest rate (as further described in “Note 7 – Derivative Financial Instruments” in our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)” .

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of June 30, 2026, bore an interest rate determined by either (i) SOFR, plus a margin ranging from 0.725% to 1.40%, based on the Company’s current credit rating and consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.40%, based on the Company’s current credit rating and consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during the six months ended June 30, 2026, which assumes a 1% adverse change in the interest rate as of June 30, 2026, the estimated market risk exposure was approximately $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed Articles of Amendment and Restatement of NETSTREIT Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Bylaws of NETSTREIT Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.1*	Third Amendment to Term Loan Agreement, dated May 29, 2026, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Truist Bank, as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSTREIT Corp.

July 22, 2026	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

July 22, 2026	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 22, 2026	/s/ SOFIA CHERNYLO
Date	Sofia Chernylo
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)