Form 10-Q
period 2026-09-30
NETSTREIT Corp.
filed 2026-10-21
CIK 1798100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 16, 2026 was 125,632,968.

NETSTREIT CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Real estate, at cost:
Land	$1,001,153	$772,417
Buildings and improvements	1,953,370	1,590,714
Total real estate, at cost	2,954,523	2,363,131
Less accumulated depreciation	(241,350)	(188,858)
Property under development	28,349	5,500
Real estate held for investment, net	2,741,522	2,179,773
Assets held for sale	52,783	40,976
Mortgage loans receivable, net	132,356	142,464
Cash, cash equivalents, and restricted cash	42,305	14,467
Lease intangible assets, net	206,404	173,440
Other assets, net	104,372	63,076
Total assets	$3,279,742	$2,614,196
Liabilities and equity
Liabilities:
Term loans, net	$1,191,813	$1,093,331
Mortgage note payable, net	7,780	7,814
Lease intangible liabilities, net	15,066	16,910
Liabilities related to assets held for sale	1,027	1,016
Accounts payable, accrued expenses, and other liabilities	55,255	42,559
Total liabilities	1,270,941	1,161,630
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity
Common stock, $0.01 par value, 400,000,000 shares authorized; 125,632,968 and 93,070,533 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,257	931
Additional paid-in capital	2,262,541	1,701,572
Distributions in excess of retained earnings	(297,529)	(251,926)
Accumulated other comprehensive income (loss)	36,967	(4,565)
Total stockholders’ equity	2,003,236	1,446,012
Noncontrolling interests	5,565	6,554
Total equity	2,008,801	1,452,566
Total liabilities and equity	$3,279,742	$2,614,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue (including reimbursable)	$63,215	$45,026	$175,064	$132,774
Interest income on loans receivable	3,047	3,282	8,988	9,485
Other revenue	—	—	556	245
Total revenues	66,262	48,308	184,608	142,504
Operating expenses
Property	5,944	4,302	17,065	13,589
General and administrative	6,543	5,128	18,139	15,772
Depreciation and amortization	28,569	21,389	78,839	63,818
Provisions for impairment	1,878	5,493	8,139	13,531
Transaction costs, net	5	19	(49)	139
Total operating expenses	42,939	36,331	122,133	106,849
Other (expense) income
Interest expense, net	(17,705)	(12,636)	(47,525)	(36,734)
Gain on sales of real estate, net	1,361	1,122	3,142	6,730
Loss on debt extinguishment	(48)	—	(48)	(46)
Other income, net	1,658	170	2,659	46
Total other expense, net	(14,734)	(11,344)	(41,772)	(30,004)
Net income before income taxes	8,589	633	20,703	5,651
Income tax expense	(82)	(12)	(174)	(41)
Net income	8,507	621	20,529	5,610
Less: net income attributable to noncontrolling interests	30	3	80	29
Net income attributable to common stockholders	$8,477	$618	$20,449	$5,581
Amounts available to common stockholders per common share:
Basic	$0.08	$0.01	$0.21	$0.07
Diluted	$0.08	$0.01	$0.20	$0.07
Weighted average common shares:
Basic	103,148,396	83,472,089	98,710,054	82,344,168
Diluted	108,174,030	85,641,948	103,384,685	83,429,550
Other comprehensive income (loss):
Net income	$8,507	$621	$20,529	$5,610
Change in value on derivatives, net	24,395	(1,404)	41,680	(16,912)
Total comprehensive income (loss)	32,902	(783)	62,209	(11,302)
Less: comprehensive income (loss) attributable to noncontrolling interests	106	(4)	228	(58)
Comprehensive income (loss) attributable to common stockholders	$32,796	$(779)	$61,981	$(11,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	93,070,533	$931	$1,701,572	$(251,926)	$(4,565)	$1,446,012	$6,554	$1,452,566
Issuance of common stock in public offerings, net of issuance costs	4,000,000	40	67,753	—	—	67,793	—	67,793
OP Units converted to common stock	9,965	—	158	—	—	158	(158)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(21,396)	—	(21,396)	(117)	(21,513)
Dividends declared on restricted stock, net	—	—	—	(150)	—	(150)	—	(150)
Vesting of restricted stock units	255,868	3	(3)	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(82,843)	(1)	(1,696)	—	—	(1,697)	—	(1,697)
Stock-based compensation, net	—	—	1,689	44	—	1,733	—	1,733
Other comprehensive income	—	—	—	—	6,949	6,949	29	6,978
Net income	—	—	—	5,687	—	5,687	24	5,711
Balance at March 31, 2026	97,253,523	$973	$1,769,473	$(267,741)	$2,384	$1,505,089	$6,332	$1,511,421
Issuance of common stock in public offerings, net of issuance costs	4,264,947	43	70,633	—	—	70,676	—	70,676
Issuance of OP Units	—	—	—	—	—	—	911	911
Dividends and distributions declared on common stock and OP Units	—	—	—	(21,398)	—	(21,398)	(143)	(21,541)
Dividends declared on restricted stock, net	—	—	—	(147)	—	(147)	—	(147)
Vesting of restricted stock units	13,097	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,992)	—	(101)	—	—	(101)	—	(101)
Stock-based compensation, net	—	—	1,749	3	—	1,752	3	1,755
Other comprehensive income	—	—	—	—	10,264	10,264	43	10,307
Net income	—	—	—	6,285	—	6,285	26	6,311
Balance at June 30, 2026	101,526,575	$1,016	$1,841,754	$(282,998)	$12,648	$1,572,420	$7,172	$1,579,592
Issuance of common stock in public offerings, net of issuance costs	24,000,000	240	417,414	—	—	417,654	—	417,654
OP Units converted to common stock	98,722	1	1,576	—	—	1,577	(1,577)	—
Dividends and distributions declared on common stock and OP Units	—	—	—	(22,860)	—	(22,860)	(137)	(22,997)
Dividends declared on restricted stock, net	—	—	—	(148)	—	(148)	—	(148)
Vesting of restricted stock units	12,649	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding obligations	(4,978)	—	(102)	—	—	(102)	—	(102)
Stock-based compensation, net	—	—	1,899	—	—	1,899	1	1,900
Other comprehensive income	—	—	—	—	24,319	24,319	76	24,395
Net income	—	—	—	8,477	—	8,477	30	8,507
Balance at September 30, 2026	125,632,968	$1,257	$2,262,541	$(297,529)	$36,967	$2,003,236	$5,565	$2,008,801

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

NETSTREIT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$20,529	$5,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,839	63,818
Amortization of deferred financing costs	2,795	2,164
Amortization of above/below-market assumed debt	86	86
Noncash revenue adjustments	(6,719)	(3,473)
Noncash other income	(375)	—
Amortization of deferred losses on interest rate swaps	2,138	2,138
Stock-based compensation expense	5,341	4,393
Gain on sales of real estate, net	(3,142)	(6,730)
Provisions for impairment	8,139	13,531
Loss on debt extinguishment	48	46
Gain on involuntary conversion of building and improvements	(1,604)	(45)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Other assets, net	(3,580)	(775)
Accounts payable, accrued expenses, and other liabilities	3,607	402
Lease incentive payments	(1,283)	(464)
Net cash provided by operating activities	104,819	80,701
Cash flows from investing activities
Acquisitions of real estate	(723,494)	(365,223)
Real estate development and improvements	(26,246)	(4,041)
Investment in mortgage loans receivable	(49,017)	(26,726)
Earnest money deposits	5,640	(382)
Purchase of computer equipment and other corporate assets	(12)	(35)
Proceeds from sale of real estate	87,773	121,719
Principal collections on mortgage loans receivable	42,245	24,655
Proceeds from sale of mortgage loans receivable	5,587	10,480
Proceeds from the settlement of property-related insurance claims	1,604	45
Net cash used in investing activities	(655,920)	(239,508)
Cash flows from financing activities
Issuance of common stock in public offerings, net	556,123	28,352
Payment of common stock dividends	(65,654)	(52,263)
Payment of OP unit distributions	(344)	(269)
Payment of restricted stock dividends	(446)	(274)
Principal payments on mortgages payable	(127)	(122)
Proceeds under revolving credit facility	518,500	199,000
Repayments under revolving credit facility	(518,500)	(438,000)
Proceeds from term loans	250,000	518,675
Principal payments on term loans	(150,000)	(43,675)
Repayment of property development incentives	(375)	—
Repurchase of common stock for tax withholding obligations	(1,900)	(743)
Payment of deferred offering costs	(1,275)	(835)
Payment of deferred financing costs	(7,063)	(12,035)
Net cash provided by financing activities	578,939	197,811
Net change in cash, cash equivalents, and restricted cash	27,838	39,004
Cash, cash equivalents, and restricted cash at beginning of the period	14,467	14,320
Cash, cash equivalents, and restricted cash at end of the period	$42,305	$53,324

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$42,315	$31,894
Cash paid (received) for income taxes, net	$89	$(3)
Supplemental disclosures of non-cash investing and financing activities:
Dividends declared and unpaid, net	$451	$368
Deferred offering costs included in accounts payable, accrued expenses, and other liabilities	$85	$16
Accrued loan origination fees on mortgage loans receivable	$21	$188
Cash flow hedge change in fair value	$39,542	$(19,050)
Increase in noncontrolling interests from property acquisitions	$911	$—
Mortgage loan receivable settled in exchange for acquisition of real estate	$17,342	$—
Extinguishment and reissuance of mortgage loan receivable	$27,942	$—
Increase in mortgage loan receivable in exchange for disposition of real estate	$6,027	$8,450
Assumption of tenant allowances, other liabilities, and settlement of receivables in acquisitions of real estate	$8,880	$3,068
Accrued capital expenditures and real estate development and improvement costs	$8,055	$2,025

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

The Company is structured as an umbrella partnership real estate investment trust (commonly referred to as an “UPREIT”) and is an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. The Company also invests in property developments and mortgage loans secured by real estate. As of September 30, 2026, the Company owned or had investments in 919 properties located in 46 states.

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

Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto on the Annual Report on Form 10-K as of and for the year ended December 31, 2025, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the full year.

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

Provisions for Impairment

Long-Lived Assets

Fair value measurement of an asset group occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. If indicators are present, the Company will prepare a projection of the undiscounted future cash flows of the property, excluding interest charges, and determine if the carrying amount of the asset group is recoverable. When a carrying amount is not recoverable, an impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair market value. The Company estimates fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, and discount rates, and with regard to assets held for sale, based on the estimated or negotiated selling price, less estimated costs of disposal. Based on these unobservable inputs, the Company determined that its valuations of impaired real estate and intangible assets fall within Level 3 of the fair value hierarchy under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). The Company recorded provisions for impairment on long-lived assets of $1.9 million and $4.1 million during the three months ended September 30, 2026 and 2025, respectively, and $7.6 million and $12.2 million during the nine months ended September 30, 2026 and 2025, respectively.

Mortgage Loans Receivable, Net

The Company classifies mortgage loans receivable as held for sale when it has made the decision to sell a loan. The Company records provisions for impairment on mortgage loans receivable when classified as held for sale if the amortized cost basis exceeds fair value. Fair value is determined based on Level 3 inputs within the fair value hierarchy under ASC 820, which includes the expected selling price of the loan, current market conditions, investor yield requirements, and other relevant factors. No provisions for impairment on mortgage loans receivable were recorded during the three months ended September 30, 2026. The Company recorded non-credit related provisions for impairment of $0.6 million on one mortgage loan receivable that was disposed at a discount during the nine months ended September 30, 2026. The Company recorded non-credit related provisions for impairment of $1.4 million on three mortgage loans receivable that were disposed at discounts during the three and nine months ended September 30, 2025.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all cash balances, money market accounts, and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash includes cash restricted for property tenant improvements and cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Restricted cash is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. The Company had $2.5 million of restricted cash as of September 30, 2026 and $0.1 million of restricted cash as of December 31, 2025.

The Company’s bank balances as of September 30, 2026 and December 31, 2025 included certain amounts over the Federal Deposit Insurance Corporation limits.

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

Concentrations of Credit Risk

During the three and nine months ended September 30, 2026 and 2025, there were no tenants or borrowers with rental revenue or interest income on loans receivable that exceeded 10% of total revenues.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

Note 3 – Leases

Tenant Leases

The Company acquires, owns, and manages single-tenant commercial retail net lease properties, the majority of which have long-term triple-net leases where the tenant is generally responsible for all improvements and contractually obligated to pay all operating costs (such as real estate taxes, utilities, and repairs and maintenance costs). As of September 30, 2026, exclusive of mortgage loans receivable, the Company’s WALT was 10.1 years.

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

The following table provides a disaggregation of lease income recognized under ASC Topic 842, Leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenue
Fixed lease income (1)	$58,458	$41,587	$161,754	$121,854
Variable lease income (2)	4,865	3,404	13,577	10,809
Other rental revenue:
Above/below market lease amortization, net	119	247	429	766
Lease incentives	(227)	(212)	(696)	(655)
Rental revenue (including reimbursable)	$63,215	$45,026	$175,064	$132,774
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

Scheduled future minimum base rental payments (excluding base rental payments from properties classified as held for sale and straight-line rent adjustments for all properties) due to be received under the remaining noncancellable term of the operating leases in place as of September 30, 2026 are as follows (in thousands):

Future Minimum Base Rental Receipts
Remainder of 2026	$57,613
2027	232,738
2028	228,256
2029	220,135
2030	209,145
Thereafter	1,579,162
Total	$2,527,049

Future minimum rentals exclude amounts that may be received from tenants for reimbursements of operating costs and property taxes. In addition, the future minimum rents do not include any contingent rents based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index or other stipulated reference rate.

Note 4 – Real Estate Investments

As of September 30, 2026, the Company owned or had investments in 919 properties. The gross real estate investment portfolio, including properties under development and mortgage loans receivable, totaled approximately $3.4 billion and consisted of the gross acquisition cost of land, buildings, improvements, lease intangible assets and liabilities, mortgage loans receivable, and property development costs. The investment portfolio is geographically dispersed throughout 46 states with gross real estate investments in Texas and Illinois representing 17.6% and 8.5%, respectively, of the total gross real estate investment of the Company’s investment portfolio.

The Company’s gross investment portfolio is summarized below (dollars in thousands):

	Number of Investments		Amount of Investment
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Properties held for investment (1)	831	656	$3,229,049	$2,585,707
Properties held for sale	25	21	51,756	39,960
Mortgage loans receivable	57	81	132,356	142,555
Properties under development (2)	6	3	28,349	5,500
Total gross investment	919	761	$3,441,510	$2,773,722
(1) Includes one vacant property as of September 30, 2026 and December 31, 2025.
(2) Rent has not commenced for properties under development.

Acquisitions

The Company’s acquisitions during the three and nine months ended September 30, 2026 and 2025 were all accounted for as asset acquisitions. An allocation of the purchase price and acquisition costs paid for the completed acquisitions during the period is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties acquired	79	46	214	87

Purchase price allocation:
Land	$75,762	$76,421	$255,085	$151,504
Buildings	133,513	93,726	354,810	173,046
Site improvements	17,539	9,363	41,647	16,444
Tenant improvements	1,952	1,263	5,351	2,112
In-place lease intangible assets	18,023	12,619	56,852	24,288
Above-market lease intangible assets	—	968	1,497	968
Assets held for sale	17,184	—	35,385	—
Below-market lease intangible liabilities	—	(71)	—	(71)
Total (1)	$263,973	$194,289	$750,627	$368,291
(1) During the three months ended September 30, 2026 and 2025, the Company capitalized $3.5 million and $2.3 million of acquisition costs, respectively. During the nine months ended September 30, 2026 and 2025, the Company capitalized $10.0 million and $4.2 million of acquisition costs, respectively.

Dispositions

The Company’s property dispositions during the three and nine months ended September 30, 2026 and 2025 are summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties sold	15	24	36	60
Sales price, net of disposal costs	$38,300	$35,993	$93,800	$130,169
Gain on sales of real estate, net	$1,361	$1,122	$3,142	$6,730

Development

The Company’s investment in property developments during the three and nine months ended September 30, 2026 and 2025 is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of developments acquired	1	—	4	—
Purchase price of acquired developments	$3,844	$—	$7,260	$—

Total investment in properties under development (1)	$14,850	$14	$27,826	$2,214

Number of developments completed (2)	—	—	1	2
Amounts placed into service (3)	$—	$—	$4,977	$6,545
(1) During the three months ended September 30, 2026 and 2025, the Company capitalized $0.2 million and less than $0.1 million, respectively, of interest expense associated with properties under development. During the nine months ended September 30, 2026 and 2025, the Company capitalized $0.4 million and $0.1 million, respectively, of interest expense associated with properties under development.
(2) For the one development completed during the nine months ended September 30, 2026, rent commenced in the second quarter of 2026. For the two developments completed during the nine months ended September 30, 2025, rent commenced in the second quarter of 2025.
(3) Amounts reclassified from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets.

As of September 30, 2026, the Company had six property developments under construction, which are expected to be substantially completed with rent commencement occurring in the fourth quarter of 2026 or the first quarter of 2027. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2026.

Investment in Mortgage Loans Receivable

The Company’s mortgage loans receivable portfolio as of September 30, 2026 and December 31, 2025 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate (2)	Stated Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Mortgage (3) (4)	I/O	1	6.00%	6.00%	8/31/2027	$38,229	$38,162
Mortgage (4) (10)	I/O	—	9.55%	9.55%	6/30/2026	—	41,940
Mortgage (4) (5) (10)	I/O	—	9.17%	8.48%	6/30/2026	—	4,132
Mortgage (3) (4) (5)	I/O	—	16.34%	10.09%	7/31/2026	—	2,230
Mortgage	P/O	1	7.00%	7.00%	5/1/2028	1,075	825
Mortgage (3) (4)	I/O	5	12.57%	10.25%	10/30/2026	9,542	9,356
Mortgage (3) (4)	I/O	—	12.21%	10.25%	7/24/2026	—	5,883
Mortgage	P+I	1	7.25%	7.25%	9/19/2027	1,393	1,411
Mortgage	I/O	1	7.00%	7.00%	9/30/2029	636	636
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	3,284	3,284
Mortgage	I/O	1	6.50%	6.50%	12/23/2029	4,105	4,105
Mortgage (3) (4)	I/O	—	9.75%	9.75%	3/12/2026	—	1,829
Mortgage (3) (6)	None (7)	5	10.31%	9.75%	1/30/2027	9,989	21,644
Mortgage (8)	I/O	—	7.25%	7.25%	5/18/2027	—	6,050
Mortgage (3) (4)	I/O	1	9.75%	9.75%	6/15/2027	1,013	1,068
Mortgage (3) (4) (9)	I/O	12	9.50%	9.50%	3/18/2028	16,780	—
Mortgage (3) (4) (10)	I/O	28	9.50%	9.50%	7/10/2029	46,310	—
Total						132,356	142,555
Unamortized loan origination costs and fees, net						218	81
Unamortized discount						(218)	(172)
Total mortgage loans receivable, net						$132,356	$142,464
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
(6) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from October 16, 2026 to January 30, 2027. In October 2026, the borrower exercised its first extension option on the loan with an original maturity date of October 16, 2026, extending the maturity date by three months to January 16, 2027.
(7) Payments of both interest and principal are due at maturity.
(8) Loan was disposed during the nine months ended September 30, 2026.
(9) The collateralized properties are in process developments with varying maturity dates dependent upon initial funding. Maturity dates range from August 13, 2027 to March 18, 2028.
(10) Effective June 30, 2026, the Company completed a restructuring of its mortgage loan receivable. Pursuant to the restructuring, the Company acquired 20 properties in exchange for partial satisfaction of the outstanding loan balance, cash consideration of $9.9 million, of which $8.7 million was used to extinguish existing mezzanine debt encumbering the acquired properties to obtain clear title, and OP Units (as defined in “Note 10 - Shareholders’ Equity”) valued at $0.9 million. Concurrently, the parties executed a new $46.3 million mortgage note, secured by the borrower's remaining properties, which included an additional advance of $18.4 million funded by the Company.

The Company regularly evaluates the credit quality of its mortgage loans receivable portfolio by monitoring payment history, underlying collateral performance, and borrower creditworthiness. As of September 30, 2026, all remaining mortgage loans receivable are performing in accordance with their contractual terms, are current, and no allowance for credit losses was deemed necessary.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
In-place leases	$279,772	$(96,016)	$183,756	$228,508	$(77,628)	$150,880
Above-market leases	23,246	(7,522)	15,724	22,696	(6,567)	16,129
Lease incentives	9,860	(2,936)	6,924	8,678	(2,247)	6,431
Total intangible assets	$312,878	$(106,474)	$206,404	$259,882	$(86,442)	$173,440

Liabilities:
Below-market leases	$28,492	$(13,426)	$15,066	$28,627	$(11,717)	$16,910

The remaining weighted average amortization period for the Company’s intangible assets and liabilities by category were as follows:

	Years Remaining as of
	September 30, 2026	December 31, 2025
In-place leases	8.6	8.7
Above-market leases	11.0	11.9
Below-market leases	9.0	9.5
Lease incentives	9.1	8.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization:
Amortization of in-place leases	$7,207	$5,658	$20,085	$16,875

Net adjustment to rental revenue:
Above-market lease assets	(469)	(371)	(1,346)	(1,122)
Below-market lease liabilities	588	618	1,775	1,887
Lease incentives	(227)	(212)	(696)	(655)
	$(108)	$35	$(267)	$110

The following table provides the projected amortization of in-place lease assets to amortization expense and the net amortization of above-market, below-market, and lease incentive lease intangible assets and liabilities to rental revenue as of September 30, 2026, for the next five years and thereafter (in thousands):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
In-place leases	$7,591	$28,667	$25,801	$23,254	$20,052	$78,391	$183,756

Above-market lease assets	(462)	(1,833)	(1,802)	(1,632)	(1,402)	(8,593)	(15,724)
Below-market lease liabilities	585	2,286	2,159	1,979	1,808	6,249	15,066
Lease incentives	(298)	(886)	(856)	(818)	(814)	(3,252)	(6,924)
Net adjustment to rental revenue	$(175)	$(433)	$(499)	$(471)	$(408)	$(5,596)	$(7,582)

Note 6 – Debt

Debt consists of the following (in thousands):

					Amounts Outstanding as of
	Contractual Maturity Date	Fully Extended Maturity Date (1)	Interest Rate (2)	Hedged Interest Rate (3)	September 30, 2026	December 31, 2025
Debt:
2028 Term Loan (4)	February 11, 2028	—	—	—	$—	$200,000
2029 Term Loan	July 3, 2027	January 3, 2029	4.80%	4.64%	250,000	250,000
2030 Term Loan A	January 15, 2029	January 15, 2030	4.77%	3.30%	175,000	175,000
2030 Term Loan B	January 15, 2029	January 15, 2030	4.80%	4.77%	175,000	175,000
2031 Term Loan	March 25, 2031	—	4.80%	4.07%	300,000	200,000
2032 Term Loan	September 24, 2032	—	5.15%	4.41%	300,000	100,000
2033 Term Loan (5)	September 28, 2033	—	5.15%	—	—	—
Revolver	January 15, 2029	January 15, 2030	4.70%	—	—	—
Mortgage Note	November 1, 2027	—	4.53%	—	7,915	8,042
Total debt					1,207,915	1,108,042
Unamortized discount and debt issuance costs					(8,322)	(6,897)
Unamortized deferred financing costs, net (6)					(8,367)	(5,657)
Total debt, net					$1,191,226	$1,095,488
(1) Date represents the fully extended maturity date available to the Company, subject to certain conditions, under each related debt instrument.
(2) Represents the stated interest rate within the respective debt agreement as of September 30, 2026. The term loans and Revolver bear a floating interest rate (SOFR) plus the applicable margin as described further in “Note 6 – Debt”.
(3) Represents the weighted-average hedged fixed rate plus the applicable margin as of September 30, 2026, as described further in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments.”
(4) The Company fully paid off the 2028 Term Loan on September 28, 2026.
(5) The 2033 Term Loan was undrawn as of September 30, 2026.
(6) The Company records deferred financing costs associated with the Revolver and loan commitment fees associated with the 2033 Term Loan in other assets, net in the condensed consolidated balance sheets. The Company reclassified the net amount of loan commitment fees associated with the 2029 Term Loan from other assets, net to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. The Company reclassified the net amount of loan commitment fees associated with the 2032 Term Loan from other assets, net to debt issuance costs upon the three $50.0 million draws under the 2032 Term Loan.

PNC Term Loan Agreement

On September 25, 2025, the Company entered into a Term Loan Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (as amended, the “PNC Term Loan Agreement”), related to a senior unsecured term loan facility consisting of (i) a $200.0 million senior unsecured term loan (the “2031 Term Loan”) and (ii) a $250.0 million senior unsecured term loan (the “2032 Term Loan”). All $200.0 million of the 2031 Term Loan was funded on September 25, 2025. Of the $250.0 million capacity of the 2032 Term Loan commitments, $100.0 million in term loans were funded on September 25, 2025, $50.0 million in term loans were funded on January 2, 2026, $50.0 million in term loans were funded on April 1, 2026, and $50.0 million in term loans were funded on September 22, 2026.

On September 28, 2026, the Company amended the existing PNC Term Loan Agreement to provide for: (i) a $100.0 million increase under the 2031 Term Loan, increasing the aggregate size of the 2031 Term Loan to $300.0 million, (ii) a $50.0 million increase under the 2032 Term Loan, increasing the aggregate size of the 2032 Term Loan to $300.0 million, and (iii) a new $400.0 million senior unsecured delayed draw term loan facility (the “2033 Term Loan”, and together with the 2031 Term Loan and 2032 Term Loan, the “PNC Term Loans”). The $100.0 million and $50.0 million increases under the 2031 Term Loan and 2032 Term Loan, respectively, were fully funded on September 28, 2026. The 2033 Term Loan was unfunded as of September 30, 2026, and may be drawn incrementally or in full at the Company’s discretion until September 28, 2027. Among other things, the amendment also reduced the applicable margin spread under the 2031 Term Loan. Subject to the terms of the PNC Term Loan Agreement, the PNC Term Loans may be increased to an amount of up to $1.5 billion at the Company’s request.

The 2031 Term Loan, 2032 Term Loan, and 2033 Term Loan mature on March 25, 2031, September 24, 2032, and September 28, 2033, respectively. The 2031 Term Loan is repayable at the Company’s option in whole or in part without premium or penalty. The 2032 Term Loan and 2033 Term Loan are repayable at the Company’s option in whole or in part, subject to a prepayment premium equal to (i) 2.0% of any amount repaid during the first year of the applicable term, and (ii) 1.0% of any amount repaid during the second year of the applicable term.

Interest rates are determined by (A) in the case of the 2031 Term Loan, either (i) SOFR, plus a margin ranging from 0.75% to 1.55%, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.55%, and (B) in the case of the 2032 Term Loan and 2033 Term Loan, either (i) SOFR, plus a margin ranging from 1.15% to 2.20%, or (ii) a Base Rate, plus a margin ranging from 0.15% to 1.20%, in each case based on the Company’s credit rating and consolidated total leverage ratio.

Additionally, the Company will incur a ticking fee based on the total undrawn amount under the 2033 Term Loan. The ticking fee of 0.20% per annum will accrue from December 28, 2026 until September 28, 2027.

The Company has fully hedged the 2031 Term Loan and 2032 Term Loan with all-in fixed interest rates of 4.07% and 4.41%, respectively. The 2033 Term Loan is currently unhedged. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Term Loan Agreement, the Company incurred approximately $3.7 million of debt issuance costs, which were allocated between the 2031 Term Loan and 2032 Term Loan in the amounts of $2.2 million and $1.5 million, respectively. The Company incurred $2.1 million of loan commitment fees associated with the 2032 Term Loan, which were initially capitalized to other assets, net in the condensed consolidated balance sheets, and subsequently reclassified to debt issuance costs upon the three $50.0 million draws under the 2032 Term Loan. In connection with the September 28, 2026 amendment to the PNC Term Loan Agreement, the Company incurred approximately $1.2 million of deferred financing costs, which were allocated between the 2031 Term Loan and 2032 Term Loan in the amounts of $0.5 million and $0.7 million, respectively. The Company incurred $5.6 million of loan commitment fees associated with the 2033 Term Loan, which were capitalized to other assets, net in the condensed consolidated balance sheets. Additionally, $0.3 million of unamortized deferred financing costs associated with the 2028 Term Loan (as defined below) were reclassified to the 2031 Term Loan and 2032 Term Loan in the amounts of $0.1 million and $0.2 million, respectively. The deferred financing costs are amortized over the term of the loans, and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Truist Credit Agreement

On July 3, 2023, the Company entered into a Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”), related to a $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”), which may, subject to the terms of the Truist Credit Agreement, be increased to an amount of up to $400.0 million at the Company’s request. On January 15, 2025, the Truist Credit Agreement was amended to remove certain financial covenants and provide for revised, improved pricing when the Company meets certain investment grade rating and leverage targets. On September 25, 2025, the Truist Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the 2029 Term Loan. On May 29, 2026, the Truist Credit Agreement was further amended to, among other things, reduce the applicable margin spread. On September 28, 2026, the Truist Credit Agreement was further amended to implement certain conforming changes in connection with the amendment to the PNC Term Loan Agreement.

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

Interest accrues at either (i) SOFR, plus a margin ranging from 0.75% to 1.55% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.55%, in each case based on the Company’s credit rating and consolidated total leverage ratio.

The 2029 Term Loan also contains a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on its performance against a sustainability performance target focused on the portion of the Company’s annualized base rent attributable to tenants with commitments or quantifiable targets for reduced greenhouse gas emission in accordance with the standards of the Science Based Targets initiative (“SBTi”).

The Company has fully hedged the 2029 Term Loan at an all-in fixed interest rate of 4.64% through January 2029. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the Truist Credit Agreement, the Company incurred $1.4 million of debt issuance costs. Additionally, the Company incurred $0.9 million of loan commitment fees associated with the 2029 Term Loan, which were capitalized to other assets, net in the condensed consolidated balance sheets and subsequently reclassified to debt issuance costs upon the $100.0 million draw under the 2029 Term Loan. In connection with the first extension of the 2029 Term Loan, the Company incurred an extension fee of $0.3 million. Deferred financing costs are amortized over the term of the loan and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

On January 15, 2025, the Company amended and restated the existing PNC Credit Agreement to provide for: the existing $200.0 million 2028 Term Loan; an upsized $500.0 million Revolver (increased from $400.0 million); and a new $175.0 million senior unsecured term loan (the “2030 Term Loan B”, and together with the 2028 Term Loan and the Revolver, the “PNC Credit Facility”). On September 25, 2025, the PNC Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the PNC Credit Facility. On September 28, 2026, the PNC Credit Agreement was further amended to, among other things, reduce the applicable margin spread under the PNC Credit Facility. The borrowing capacity under the PNC Credit Facility may be increased in an amount of up to $1.4 billion in the aggregate, subject to certain conditions.

On September 28, 2026, the Company fully paid off the 2028 Term Loan using proceeds from the 2031 Term Loan and 2032 Term Loan. The 2028 Term Loan had an original maturity date of February 11, 2028.

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

Interest rates are determined by (A) in the case of the 2030 Term Loan B, either (i) SOFR, plus a margin ranging from 0.75% to 1.55%, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.55%, and (B) in the case of the Revolver either (i) SOFR, plus a margin ranging from 0.675% to 1.35%, or (ii) a Base Rate, plus a margin ranging from 0.00% to 0.35%, in each case based on the Company’s credit rating and consolidated total leverage ratio.

Additionally, the Company incurs a facility fee based on the total commitment amount of $500.0 million under the Revolver. The applicable facility fee ranges from 0.125% to 0.30% based on the Company’s credit rating and consolidated total leverage ratio.

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

The Company has fully hedged the 2030 Term Loan B with an all-in fixed interest rate of 4.77%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are further described in “Note 7 – Derivative Financial Instruments.”

In connection with the entry into the PNC Credit Agreement, the Company incurred approximately $3.8 million of debt issuance and deferred financing costs, which were allocated between the Revolver and 2028 Term Loan in the amounts of $2.4 million and $1.3 million, respectively. In connection with the January 15, 2025 amendment to the PNC Credit Agreement, the Company incurred approximately $5.1 million of debt issuance and deferred financing costs, which were allocated between the Revolver and 2030 Term Loan B in the amounts of $3.7 million and $1.4 million, respectively. Additionally, $0.5 million of unamortized deferred financing costs associated with the Company’s previous revolving credit facility were reclassified to the Revolver. Debt issuance costs and deferred financing costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

On January 15, 2025, the Company amended and restated the Wells Fargo Credit Agreement to extend the maturity date of the 2027 Term Loan to January 15, 2029, subject to a one-year extension option at the Company’s election (subject to certain conditions) (as amended, the “2030 Term Loan A”). On September 25, 2025, the Wells Fargo Credit Agreement was further amended to, among other things, remove the SOFR credit spread adjustment from the 2030 Term Loan A. On September 28, 2026, the Wells Fargo Credit Agreement was further amended to, among other things, reduce the applicable margin spread under the 2030 Term Loan A. The 2030 Term Loan A is repayable at the Company’s option in whole or in part without premium or penalty.

Interest accrues at either (i) SOFR, plus a margin ranging from 0.75% to 1.55% or (ii) Base Rate, plus a margin ranging from 0.00% to 0.55%, in each case based on the Company’s credit rating and consolidated total leverage ratio.

The Company has fully hedged the 2030 Term Loan A with an all-in fixed interest rate of 3.30%. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rate hedges are described in “Note 7 – Derivative Financial Instruments.”

In connection with the 2030 Term Loan A, the Company incurred $1.1 million of debt issuance costs. Debt issuance costs are amortized over the term of the loan and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Mortgage Note Payable

As of September 30, 2026, the Company had total gross mortgage indebtedness of $7.9 million, which was collateralized by related real estate and a tenant’s lease with an aggregate net book value of $11.2 million. The Company incurred debt issuance costs of less than $0.1 million and recorded a debt discount of $0.6 million, both of which are recorded as a reduction of the principal balance in mortgage note payable, net in the Company’s condensed consolidated balance sheets. The mortgage note matures on November 1, 2027, but may be repaid in full beginning August 2027.

Debt Maturities

Payments on the 2029 Term Loan, 2030 Term Loan A, 2030 Term Loan B, 2031 Term Loan, and 2032 Term Loan are interest-only through maturity. As of September 30, 2026, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal Payment	Balloon Payment (1)	Total
Remainder of 2026	$45	$—	$45
2027	170	257,700	257,870
2028	—	—	—
2029	—	350,000	350,000
2030	—	—	—
Thereafter	—	600,000	600,000
Total	$215	$1,207,700	$1,207,915
(1) Does not assume the exercise of any extension options available to the Company.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revolving credit facilities (1)	$3,000	$1,758	$4,158	$5,324
Term loans (2)	13,173	9,303	38,426	26,854
Mortgage note payable	92	94	274	280
Non-cash:
Amortization of deferred financing costs	326	305	1,001	856
Amortization of debt discount and debt issuance costs, net	556	480	1,880	1,394
Amortization of deferred losses on interest rate swaps	720	720	2,138	2,138
Capitalized interest	(162)	(24)	(352)	(112)
Total interest expense, net	$17,705	$12,636	$47,525	$36,734
(1) Includes facility fees of approximately $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and facility fees of $0.8 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes the effects of interest rate hedges.

Deferred financing, discount, and debt issuance costs are amortized over the remaining terms of each respective borrowing and are included in interest expense, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company was in compliance with all of its debt covenants as of September 30, 2026 and expects to remain in compliance for the next twelve months.

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

The following table summarizes the terms and fair values of the Company’s interest rate derivative contracts that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of Instruments				Aggregate Notional Value		Fair Value of Asset (Liability)(2)
Associated Debt Instrument	September 30, 2026	December 31, 2025	Hedge Fixed Rate(1)	Maturity Dates	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
2028 Term Loan	—	3	—	—	$—	$200,000	$—	$2,620
2029 Term Loan	4	4	3.74%	January 3, 2029	250,000	250,000	4,885	(3,198)
2030 Term Loan A	4	4	2.40%	January 23, 2027	175,000	175,000	915	1,806
2030 Term Loan B	7	7	3.87%	January 2, 2030	175,000	175,000	4,238	(3,467)
2031 Term Loan	9	8	3.17%	March 1, 2031 (3)	300,000	200,000	12,509	(185)
2032 Term Loan	10	8	3.16%	September 1, 2032 (3)	300,000	200,000	15,712	1,140
Total	34	34			$1,200,000	$1,200,000	$38,259	$(1,284)
(1) Represents the weighted-average hedge fixed rate of the derivative contracts for each associated debt instrument as of September 30, 2026. Excludes the associated applicable margin as described in “Note 6 – Debt”.
(2) Derivative contracts in asset positions are included within other assets, net and derivative contracts in liability positions are included within accounts payable, accrued expenses, and other liabilities in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
(3) In connection with the repayment of the 2028 Term Loan in September 2026, the interest rate swaps with an aggregate notional amount of $200.0 million that previously hedged the variable interest payments on the 2028 Term Loan were reallocated to the 2031 Term Loan and 2032 Term Loan, with $100.0 million allocated to each. The reallocation was consistent with the Company’s original hedge designation, under which the hedged transactions are defined as variable-rate interest payments on the Company’s borrowings rather than on a specific debt instrument. The swaps continue to be designated as cash flow hedges and mature on February 11, 2028.

The following table presents the effect of the Company’s interest rate swaps in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationships	2026	2025		2026	2025
For the Three Months Ended September 30
Interest Rate Products	$24,860	$201	Interest expense, net	$465	$1,605

For the Nine Months Ended September 30
Interest Rate Products	$42,932	$(12,251)	Interest expense, net	$1,252	$4,660

The Company did not exclude any amounts from the assessment of hedge effectiveness for the three and nine months ended September 30, 2026 and 2025. During the next twelve months, the Company estimates that an additional $10.1 million will be reclassified as a decrease to interest expense.

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

Financial Assets and Liabilities

Companies are required to disclose the estimated fair values of all financial instruments, even if those instruments are not carried at fair value. The fair values of financial instruments are based on estimates that reflect market conditions and perceived risks as of September 30, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The carrying values of the Company’s cash, cash equivalents, and restricted cash (including money market accounts), other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short-term nature of these instruments. Additionally, the Company believes that the following financial instruments have carrying values that approximate their fair values as of September 30, 2026 and December 31, 2025:

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

The table below presents the carrying values and estimated fair values of certain financial assets and liabilities, aggregated by their level in the fair value hierarchy within which those measurements fall (in thousands):

			Fair Value Hierarchy Level
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Derivative assets	$38,259	$38,259	$—	$38,259	$—
Liabilities
Term loans (1)	$1,191,813	$1,204,074	$—	$—	$1,204,074

December 31, 2025
Assets
Derivative assets	$5,566	$5,566	$—	$5,566	$—
Liabilities
Derivative liabilities	$6,850	$6,850	$—	$6,850	$—
Term loans (1)	$1,093,331	$1,103,089	$—	$—	$1,103,089
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table summarizes the provisions for impairment on real estate investments during the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Carrying value prior to impairment	$15,455	$37,870	$51,724	$80,992
Less: total provisions for impairment	(1,878)	(4,134)	(7,565)	(12,173)
Carrying value after impairment	$13,577	$33,736	$44,159	$68,819

Number of properties: (1)
Classified as held for sale	5	5	9	11
Disposed within the period	2	7	15	21
Classified as held for investment	—	1	1	2
(1) Includes the number of properties that were either (i) impaired during the respective period and remained as held for sale as of period-end, (ii) impaired and disposed during the respective period, or (iii) impaired during the respective period and remained as held for investment at period-end.

The valuation of impaired assets is determined using data such as operating income, estimated capitalization rates or multiples, leasing prospects, local market information, analysis of recent comparable sales transactions, discount rates, and purchase offers from third parties, all of which represent Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is inherently subjective, and actual results may differ materially from these estimates. During the nine months ended September 30, 2026, the Company accounted for held for investment assets at fair value using purchase offers from third parties, which the Company believes is reasonable.

Note 9 – Supplemental Detail for Certain Components of the Condensed Consolidated Balance Sheets

Other assets, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$11,107	$9,679
Deferred rent receivable	23,503	16,588
Prepaid assets	6,703	2,975
Earnest money deposits	1,150	6,790
Fair value of interest rate swaps	38,259	5,566
Deferred offering costs	1,261	2,171
Deferred financing costs, net	8,367	5,657
Right-of-use asset	2,776	3,086
Leasehold improvements and other corporate assets, net	969	1,183
Interest receivable	4,980	3,958
Other assets, net	5,297	5,423
	$104,372	$63,076

Accounts payable, accrued expenses, and other liabilities consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses	$17,901	$4,249
Accrued bonus	2,095	3,068
Prepaid rent	6,562	6,526
Operating lease liability	3,765	4,155
Accrued interest	4,833	4,642
Deferred rent	6,134	5,233
Accounts payable	790	1,218
Fair value of interest rate swaps	—	6,850
Tenant improvement allowances	10,912	3,975
Other liabilities	2,263	2,643
	$55,255	$42,559

Note 10 – Shareholders’ Equity

ATM Programs

On October 25, 2023, the Company entered into a $300.0 million at-the-market equity program (the “2023 ATM Program”) through which, from time to time, it could sell shares of its common stock in registered transactions.

During 2024, the Company entered into forward sale agreements with respect to an aggregate of 1,743,100 shares of its common stock under the 2023 ATM Program at a weighted-average price of $17.67 per share. As of September 30, 2026, the Company had fully settled the forward sale agreements.

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

During the nine months ended September 30, 2026, the Company entered into forward sale agreements with respect to an aggregate of 4,264,015 shares of its common stock under the 2024 ATM Program at a weighted-average price of $18.86 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from January 2027 to April 2027, unless the parties mutually agree to extend such dates.

During 2025, the Company entered into forward sale agreements with respect to an aggregate of 9,068,486 shares of its common stock under the 2024 ATM Program at a weighted-average price of $17.75 per share. As of September 30, 2026, the Company had fully settled the forward sale agreements.

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

During the nine months ended September 30, 2026, the Company entered into forward sale agreements with respect to an aggregate of 9,688,981 shares of its common stock under the 2026 ATM Program at a weighted-average price of $20.60 per share. The Company may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from April 2027 to January 2028, unless the parties mutually agree to extend such dates.

The following table presents information about the ATM Programs (in thousands):

				As of September 30, 2026
Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Value of Gross Proceeds Settled (1)	Value of Gross Proceeds of Unsettled Forward Equity	Value of Gross Proceeds Available for Issuance (2)
2023 ATM Program	October 2023	August 2024	$300,000	$108,129	$—	$—
2024 ATM Program (3)	August 2024	April 2026	$300,000	$222,428	$33,660	$—
2026 ATM Program (4)	April 2026	—	$400,000	$—	$199,633	$200,367
(1) Represents gross proceeds received from shares of common stock issued by the Company under the ATM Programs, including settlements of forward sale agreements.
(2) Represents gross proceeds available for future issuances of shares of common stock under the ATM Programs.
(3) As of September 30, 2026, 1,674,613 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $19.80.
(4) As of September 30, 2026, 9,688,981 shares remain unsettled under the forward sale agreements at a weighted-average available net settlement price of $20.32.

The following table details information related to the issuance of shares (including through physical settlement under forward sale agreements) under the ATM Programs for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026 (1)	2025	2026 (1)	2025 (2)
Shares of common stock issued	11,103,289	—	11,103,289	1,757,815
Weighted-average price per share	$18.08	$—	$18.08	$16.32
Gross proceeds	$200,787	$—	$200,787	$28,694
Sales commissions and offering costs	$7,492	$—	$7,492	$342
Net proceeds (3)	$193,295	$—	$193,295	$28,352
(1) Includes 11,103,289 shares of common stock that were physically settled at a weighted-average price of $18.08 per share under forward sale agreements.
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

On September 25, 2026, the Company physically settled 8,056,711 shares of common stock at a weighted-average price of $17.90 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $143.8 million, net of underwriting discounts and offering costs of $9.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 8,056,711 OP Units (as defined below).

As of September 30, 2026, 4,570,289 shares remain unsettled under the February 2026 forward sale agreements. The Company expects to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than February 2027, unless the parties mutually agree to extend such dates.

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

On June 29, 2026, the Company physically settled 4,264,947 shares of common stock at a weighted-average price of $16.60 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $70.7 million, net of underwriting discounts and offering costs of $4.8 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,264,947 OP Units.

As of September 30, 2026, the Company had fully settled the July 2025 forward sale agreements.

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

On February 6, 2026, the Company physically settled 4,000,000 shares of common stock at a weighted-average price of $16.98 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $67.8 million, net of underwriting discounts and offering costs of $4.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,000,000 OP Units.

On September 25, 2026, the Company physically settled 4,840,000 shares of common stock at a weighted-average price of $16.68 per share in accordance with the forward sale agreements. The Company received net proceeds from the settlement of $80.6 million, net of underwriting discounts and offering costs of $6.5 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 4,840,000 OP Units.

As of September 30, 2026, the Company had fully settled the January 2024 forward sale agreements.

The following table presents information about the Company’s January 2024, July 2025, and February 2026 follow-on offerings (in thousands, except share data):

		As of September 30, 2026
Follow-On Offering	Shares Sold	Shares Settled	Shares Unsettled	Value of Gross Proceeds of Unsettled Forward Equity
January 2024	11,040,000	11,040,000	—	$—
July 2025	12,420,000	12,420,000	—	$—
February 2026	12,627,000	8,056,711	4,570,289	$86,835

Surrendered Shares on Vested Stock Unit Awards

During the nine months ended September 30, 2026 and 2025, portions of restricted stock unit awards (“RSUs”) granted to certain of the Company’s officers, directors, and employees vested. The vesting of these awards, granted pursuant to the NETSTREIT Corp. Amended and Restated 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), resulted in federal and state income tax liabilities for the recipients. During the nine months ended September 30, 2026 and 2025, as permitted by the terms of the Omnibus Incentive Plan and the award grants, certain executive officers and employees elected to surrender approximately 93 thousand and 50 thousand RSUs valued at approximately $1.9 million and $0.7 million, respectively, solely to pay the associated statutory withholding tax. The surrendered RSUs are included in the row entitled “repurchase of common stock for tax withholding obligations” in the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity.

Dividends

During the nine months ended September 30, 2026, the Company declared and paid the following common stock dividends (in thousands, except per share data):

Nine Months Ended September 30, 2026
Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 5, 2026	$0.220	March 16, 2026	$21,396	March 31, 2026
April 16, 2026	0.220	June 1, 2026	21,398	June 15, 2026
July 16, 2026	0.225	September 1, 2026	22,860	September 15, 2026
	$0.665		$65,654

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

As of September 30, 2026, the Company held 125,632,968 OP Units and external parties (the “Noncontrolling OP Unit Holders”) held 346,817 OP Units, representing 99.7% and 0.3%, respectively, of OP Units. As of December 31, 2025, the Company held 93,070,533 OP Units and Noncontrolling OP Unit Holders held 412,143 OP Units, representing 99.6% and 0.4%, respectively, of OP Units. The OP Units held by Noncontrolling OP Unit Holders are presented as noncontrolling interests in the Company’s condensed consolidated financial statements.

The holders of OP Units are entitled to receive an equal distribution for each OP Unit held as of each record date. During each of the nine months ended September 30, 2026 and 2025, the Operating Partnership paid distributions of $0.3 million to Noncontrolling OP Unit Holders.

OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis. During the three and nine months ended September 30, 2026, Noncontrolling OP Unit Holders redeemed 98,722 and 108,687 OP Units, respectively, for shares of common stock on a one-for-one basis. During the three and nine months ended September 30, 2025, Noncontrolling OP Unit Holders redeemed 5,694 OP Units for shares of common stock on a one-for-one basis.

Note 11 – Stock-Based Compensation

Under the Omnibus Incentive Plan, 4,294,976 shares of common stock are reserved for issuance and, as of September 30, 2026, 3,103,223 shares of common stock were available for future issuance under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, LTIP Units (as defined below), dividend equivalent rights, and other share-based, share-related, or cash-based awards, including performance-based awards, to employees, directors, and consultants, with each grant evidenced by an award agreement providing the terms of the award. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors.

As of September 30, 2026, the only stock-based compensation awards granted by the Company were RSUs and LTIP Units. The total amount of stock-based compensation costs recognized in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.9 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense was $5.3 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively. All awards of unvested RSUs and LTIP Units are expected to fully vest within the next five years.

The following table summarizes RSU and LTIP Unit activity for the period indicated below:

	Restricted Stock Units				LTIP Units
	Service-Based		Performance		Service-Based		Performance
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit	Units(1)	Weighted Average Grant Date Fair Value per Unit
Unvested grants outstanding as of December 31, 2025	452,646	$15.85	392,130	$16.45	—	$—	—	$—
Granted during the period	112,480	19.85	—	—	125,559	19.85	121,691	20.74
Forfeited during the period	(2,413)	16.99	(17,609)	20.86	—	—	(3,206)	20.74
Vested during the period (2)	(228,441)	16.13	(53,173)	21.81	(4,125)	19.85	(919)	20.74
Unvested grants outstanding as of September 30, 2026	334,272	$16.99	321,348	$15.32	121,434	$19.85	117,566	$20.74
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
(2) Includes LTIP Units that vested on an accelerated basis in connection with a termination during the period. These units have not been converted into OP Units as of September 30, 2026.

Service-Based RSUs

Pursuant to the Omnibus Incentive Plan, the Company has made service-based RSU grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant and vest in equal annual installments within the next one to five years.

For each of the three months ended September 30, 2026 and 2025, the Company recognized $0.9 million in stock-based compensation expense associated with service-based RSUs. For each of the nine months ended September 30, 2026 and 2025, the Company recognized $2.6 million in stock-based compensation expense associated with service-based RSUs. As of September 30, 2026 and December 31, 2025, the remaining unamortized stock-based compensation expense totaled $3.3 million and $3.9 million, respectively, and as of September 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 1.8 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

For the three months ended September 30, 2026 and 2025, the Company recognized $0.4 million and $0.6 million, respectively, in stock-based compensation expense associated with performance-based RSUs. For the nine months ended September 30, 2026 and 2025, the Company recognized $1.4 million and $1.6 million, respectively, in stock-based compensation expense associated with performance-based RSUs. As of September 30, 2026 and December 31, 2025, the remaining unamortized stock-based compensation expense totaled $1.3 million and $2.8 million, respectively, and as of September 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 1.1 years.

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

For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $0.6 million, respectively, in stock-based compensation expense associated with Basic LTIP Units. As of September 30, 2026, the remaining unamortized stock-based compensation expense totaled $1.9 million, and as of September 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.4 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

For the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.5 million, respectively, in stock-based compensation expense associated with Performance LTIP Units. As of September 30, 2026, the remaining unamortized stock-based compensation expense totaled $1.9 million, and as of September 30, 2026, these awards are expected to be recognized over a remaining weighted average period of 2.3 years. Stock-based compensation expense associated with unvested Performance LTIP Units is recognized on a straight-line basis over the minimum required service period of three years.

Alignment of Interest Program

Under the Alignment of Interest Program (the “Program”), the Company allows employees to elect to receive a portion of their annual bonus in RSUs in the first quarter of the following year, that vest from one to four years based on the terms of the grant agreement. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award, which begins in the period the bonus relates to. The Program is deemed to be a liability-classified award (accounted for as an equity-classified award as the service date precedes the grant date and the award would otherwise be classified as equity on grant date), which will be fair-valued and accrued over the applicable service period. The total estimated fair value of the elections made for 2026 under the Program was approximately $1.1 million as of September 30, 2026. The award will be remeasured to fair value each reporting period until the unvested RSUs are granted. For each of the three months ended September 30, 2026 and 2025, the Company recognized approximately $0.1 million of stock-based compensation expense associated with these awards. For each of the nine months ended September 30, 2026 and 2025, the Company recognized approximately $0.2 million of stock-based compensation expense associated with these awards. Previous awards under the Program that have been granted are included within service-based RSUs above.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except share data and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$8,507	$621	$20,529	$5,610
Less: net income attributable to noncontrolling interest	(30)	(3)	(80)	(29)
Less: net income allocated to unvested LTIP Units	(54)	—	(137)	—
Net income attributable to common shares, basic	8,423	618	20,312	5,581
Net income attributable to noncontrolling interest	30	3	80	29
Net income attributable to common shares, diluted	$8,453	$621	$20,392	$5,610

Denominator:
Weighted average common shares outstanding, basic	103,148,396	83,472,089	98,710,054	82,344,168
Effect of dilutive shares for diluted net income per common share:
OP Units	391,510	421,954	400,567	423,944
Unvested RSUs and LTIP Units	563,951	420,132	543,115	218,847
Unsettled shares under open forward equity contracts	4,070,173	1,327,773	3,730,949	442,591
Weighted average common shares outstanding, diluted	108,174,030	85,641,948	103,384,685	83,429,550

Net income available to common stockholders per common share, basic	$0.08	$0.01	$0.21	$0.07
Net income available to common stockholders per common share, diluted	$0.08	$0.01	$0.20	$0.07

The three months ended September 30, 2026 exclude the impact of 36,217 unsettled shares under open forward equity contracts, and the three months ended September 30, 2025 exclude the impact of 75,160 unvested RSUs and 678 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

The nine months ended September 30, 2026 exclude the impact of 41,868 unvested RSUs and LTIP Units and 17,405 unsettled shares under open forward equity contracts, and the nine months ended September 30, 2025 exclude the impact of 201,124 unvested RSUs and 879,665 unsettled shares under open forward equity contracts, as such conversion would be antidilutive.

As of September 30, 2026 and December 31, 2025, there were 346,817 and 412,143 OP Units outstanding, respectively.

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

Commitments

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase or extend funding. As of September 30, 2026, the Company had commitments to fund property developments, extend funds under mortgage loans receivable, and fund tenant improvement allowances totaling $24.3 million, $12.5 million, and $15.0 million, respectively. Commitments to fund property developments are expected to occur over the next six months, commitments to fund mortgage loans receivable are expected to occur over the next 18 months, and commitments to fund tenant improvement allowances are expected to occur over the next 12 months.

In August 2021, the Company entered into a lease agreement related to its corporate office space, which is classified as an operating lease. The Company began operating out of the office in February 2022. The lease has a remaining noncancellable term of 5.8 years that expires on July 31, 2032 and is renewable at the Company’s option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

As of September 30, 2026, the Company did not have any other material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred subsequent to September 30, 2026 through the date on which these condensed consolidated financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Common Stock Dividend

On October 15, 2026, the Company’s Board of Directors declared a cash dividend of $0.225 per share for the fourth quarter of 2026. The dividend will be paid on December 15, 2026 to stockholders of record on December 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning our business and growth strategies, investment, financing, and leasing activities, and trends in our business, including trends in the market for single-tenant, retail commercial real estate. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see the information under the heading “Risk Factors” Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2026, and other reports filed with the Securities and Exchange Commission from time to time.

Forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report on Form 10-Q. New risks and uncertainties may arise over time and it is not possible for us to predict those events or how they may affect us. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

References to “we,” “our,” “us,” and “the Company” refer to NETSTREIT Corp., a Maryland corporation, together with our consolidated subsidiaries, including NETSTREIT, L.P., a Delaware limited partnership (the “Operating Partnership”) and NETSTREIT GP, LLC, a Delaware limited liability company and the sole general partner of the Operating Partnership.

Business Overview

We are an internally managed real estate company that acquires, owns, and manages a diversified portfolio of single-tenant commercial retail properties, subject to long-term net leases with high-credit-quality tenants across the United States. We also invest in property developments and mortgage loans secured by real estate. As of September 30, 2026, we owned or had investments in 919 properties diversified by tenant, industry, and geography, comprising 158 different tenants across 28 retail sectors in 46 states. This includes six property developments where rent has not yet commenced. We focus on tenants in industries where we believe a physical location is critical to the generation of sales and profits, with a focus on necessity goods and essential services in the retail sector, including grocers, convenience stores, discount stores, home improvement, quick-service restaurants, general retail, and auto parts, all of which we refer to as defensive retail industries. As of September 30, 2026, our investments generated ABR1 of $246.3 million. Approximately 40% of our ABR is from investment grade2 credit rated tenants and an additional 18% of our ABR is derived from tenants with an investment grade profile3. Our portfolio was 99.9% occupied (excluding six properties under development) and, excluding mortgage loans receivable, had a weighted average remaining lease term (“WALT”) of 10.1 years.

1 Annualized base rent (“ABR”) is annualized base rent for all leases that commenced and annualized cash interest for all executed mortgage loans as of September 30, 2026.
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

2032 Term Loan Draws

Subject to the terms of the term loan agreement agented by PNC Bank, National Association (as amended, the “PNC Term Loan Agreement”), we drew amounts under the $250.0 million senior unsecured term loan (the “2032 Term Loan”) equal to $50.0 million on January 2, 2026, $50.0 million on April 1, 2026, and $50.0 million on September 22, 2026.

September 2026 Debt Transactions

On September 28, 2026, we amended the PNC Term Loan Agreement to provide for: (i) a $100.0 million increase under our existing $200.0 million senior unsecured term loan (the “2031 Term Loan”), bringing the aggregate size of the loan to $300.0 million, (ii) a $50.0 million increase under our 2032 Term Loan, bringing the aggregate size of the loan to $300.0 million, and (iii) a new $400.0 million senior unsecured delayed draw term loan facility (the “2033 Term Loan”). The incremental borrowings under the 2031 Term Loan and 2032 Term Loan were fully funded on September 28, 2026. The 2033 Term Loan is unfunded, and may be drawn incrementally or in full at our discretion until September 28, 2027. The 2033 Term Loan matures on September 28, 2033. Among other things, the amendment also reduced the applicable margin spread under the 2031 Term Loan.

We used the incremental borrowings under the 2031 Term Loan and 2032 Term Loan, in addition to the $50.0 million draw under the 2032 Term Loan that occurred on September 22, 2026, to pay off our $200.0 million senior unsecured term loan (the “2028 Term Loan”). The underlying $200.0 million of interest rate swaps associated with the 2028 Term Loan were transferred to the 2031 Term Loan and 2032 Term Loan.

We also amended our Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (the “Wells Fargo Credit Agreement”), our Credit Agreement, by and among the Operating Partnership, the Company, the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (the “PNC Credit Agreement”), and our Credit Agreement, by and among the Operating Partnership, the Company, the financial institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (the “Truist Credit Agreement”). These amendments implemented certain conforming changes to each of the Wells Fargo Credit Agreement, the PNC Credit Agreement, and the Truist Credit Agreement, including reducing the applicable margin spread under the Wells Fargo Credit Agreement and the PNC Credit Agreement.

Truist Credit Agreement Amendment

On May 29, 2026, we amended the Truist Credit Agreement to, among other things, reduce the applicable margin spread related to our $250.0 million sustainability-linked senior unsecured term loan (the “2029 Term Loan”). Additionally, we exercised our first extension option and extended the 2029 Term Loan one year through July 3, 2027.

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

During the nine months ended September 30, 2026, we entered into forward sale agreements with respect to an aggregate of 9,688,981 shares of common stock under the 2026 ATM Program at a weighted-average price of $20.60 per share. Additionally, during the nine months ended September 30, 2026, we entered into forward sale agreements with respect to an aggregate of 4,264,015 shares of common stock under the 2024 ATM Program at a weighted-average price of $18.86 per share.

The following table details information related to the issuance of shares (including through physical settlement under forward sale agreements) under the ATM Programs for the nine months ended September 30, 2026 (in thousands, except share and per share data).

Nine Months Ended September 30, 2026
Shares of common stock issued (1)	11,103,289
Weighted-average price per share	$18.08
Gross proceeds	$200,787
Sales commissions and offering costs	$7,492
Net proceeds	$193,295
(1) Includes 11,103,289 shares of common stock that were physically settled at a weighted-average price of $18.08 per share under forward sale agreements.

As of September 30, 2026, 11,363,594 shares remain unsettled under forward sale agreements associated with our 2024 ATM Program and 2026 ATM Program. We may physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than the stated maturity dates ranging from March 2027 to January 2028, unless the parties mutually agree to extend such dates. As of September 30, 2026, the remaining availability under the 2026 ATM Program was $200.4 million.

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

As of September 30, 2026, we had fully settled the July 2025 forward sale agreements.

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

On September 25, 2026, we physically settled 4,840,000 shares of common stock at a weighted-average price of $16.68 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $80.6 million, net of underwriting discounts and offering costs of $6.5 million.

As of September 30, 2026, we had fully settled the January 2024 forward sale agreements.

Settlement of Forward Shares Under the February 2026 Follow-On Offering

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

On September 25, 2026, we physically settled 8,056,711 shares of common stock at a weighted-average price of $17.90 per share in accordance with the forward sale agreements. We received net proceeds from the settlement of $143.8 million, net of underwriting discounts and offering costs of $9.3 million.

As of September 30, 2026, 4,570,289 shares remain unsettled under the February 2026 forward sale agreements. We expect to physically settle the forward sale agreements (by delivery of shares of common stock) and receive proceeds from the sale of those shares upon one or more forward settlement dates, which shall occur no later than February 2027, unless the parties mutually agree to extend such dates.

Results of Operations

Overall

We continued to grow our assets held for investment during the nine months ended September 30, 2026 through the acquisition of properties, property developments, and investment in mortgage loans receivable, with an underwritten weighted-average cash yield of approximately 7.4%. This growth was financed through the draws under the 2032 Term Loan, borrowings on our senior unsecured revolving credit facility (the “Revolver”), net proceeds from the settlement of shares of common stock through our forward sale agreements of $556.1 million, the usage of restricted cash balances as a result of tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, and cash flows from operations during the nine months ended September 30, 2026.

Acquisitions

During the three months ended September 30, 2026, we acquired 79 properties for a total purchase price of $264.0 million, inclusive of $3.5 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 25 states with a WALT of approximately 13.0 years.

During the nine months ended September 30, 2026, we acquired 214 properties for a total purchase price of $750.6 million, inclusive of $10.0 million of capitalized acquisition costs. The acquisitions were all accounted for as asset acquisitions. These properties are located in 34 states with a WALT of approximately 12.3 years.

Development

As of September 30, 2026, we had six property developments under construction. During the three months ended September 30, 2026, we invested $14.9 million in property developments, including the land acquisition of one new development with an initial purchase price of $3.8 million. During the nine months ended September 30, 2026, we invested $27.8 million in property developments, including the land acquisition of four new developments with an initial purchase price of $7.3 million. During the nine months ended September 30, 2026, we completed development on one project and reclassified approximately $5.0 million from property under development to land, buildings and improvements, and other assets (leasing commissions) in the accompanying condensed consolidated balance sheets. Rent commenced for the completed development in the second quarter of 2026. The remaining six developments are expected to be substantially completed with rent commencement occurring in the fourth quarter of 2026 or the first quarter of 2027. The purchase price, including acquisition costs, and subsequent development are included in property under development in the accompanying condensed consolidated balance sheets as of September 30, 2026.

Dispositions

During the three months ended September 30, 2026, we sold 15 properties for a total sales price, net of disposal costs, of $38.3 million, recognizing a net gain of $1.4 million on the sales. During the nine months ended September 30, 2026, we sold 36 properties for a total sales price, net of disposal costs, of $93.8 million, recognizing a net gain of $3.1 million on the sales.

Investment in Mortgage Loans Receivable

During the three and nine months ended September 30, 2026, we invested an additional $9.2 million and $55.1 million, respectively, in fully collateralized mortgage loans receivable with stated interest rates ranging from 8.21% to 9.75%. This is inclusive of $6.0 million provided through seller financing transactions during the nine months ended September 30, 2026. In addition, during the three and nine months ended September 30, 2026, we collected $28.3 million and $59.6 million, respectively, in principal on our mortgage loans receivable. This is inclusive of $17.3 million of mortgage loans receivable settled in exchange for acquisition of real estate during the nine months ended September 30, 2026. In addition, we sold one mortgage loan receivable at a discount in an effort to manage tenant exposure, recognizing non-credit related provisions for impairment of $0.6 million for the nine months ended September 30, 2026. See discussion of our mortgage loans receivable portfolio included in “Note 4 – Real Estate Investments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenues
Rental revenue (including reimbursable)	$63,215	$45,026
Interest income on loans receivable	3,047	3,282
Total revenues	66,262	48,308
Operating expenses
Property	5,944	4,302
General and administrative	6,543	5,128
Depreciation and amortization	28,569	21,389
Provisions for impairment	1,878	5,493
Transaction costs, net	5	19
Total operating expenses	42,939	36,331
Other (expense) income
Interest expense, net	(17,705)	(12,636)
Gain on sales of real estate, net	1,361	1,122
Loss on debt extinguishment	(48)	—
Other income, net	1,658	170
Total other expense, net	(14,734)	(11,344)
Net income before income taxes	8,589	633
Income tax expense	(82)	(12)
Net income	$8,507	$621

Revenue. Revenue for the three months ended September 30, 2026 increased by $18.0 million to $66.3 million from $48.3 million for the three months ended September 30, 2025, which is primarily attributed to an increase in the number of our operating leases. The increase includes additional cash rental receipts of $15.5 million, an increase of $1.4 million in straight-line rental revenue, combined net increases of property expense reimbursements of $1.4 million, and other combined net increases of $0.2 million, offset by a decrease in interest income on mortgage loans receivable of $0.2 million, and a net increase of $0.3 million in reserves for uncollectible amounts.

Total operating expenses. Total operating expenses increased by $6.6 million to $42.9 million for the three months ended September 30, 2026 as compared to $36.3 million for the three months ended September 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increase being depreciation and amortization expense, partially offset by a decrease in provisions for impairment. Total operating expenses include the following:

•Property expenses. Property expenses increased by $1.6 million to $5.9 million for the three months ended September 30, 2026 from $4.3 million for the three months ended September 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $1.3 million, of which $1.0 million were related to reimbursable property taxes and $0.2 million were related to reimbursable common area maintenance, and an increase of $0.3 million of non-reimbursable property expenses.
•
•General and administrative expenses. General and administrative expenses increased by $1.4 million to $6.5 million for the three months ended September 30, 2026 from $5.1 million for the three months ended September 30, 2025. The increases within general and administrative expenses were primarily related to an increase of $0.5 million of employee severance, an increase of $0.3 million of stock-based compensation, and other combined net increases of $0.5 million.

•Depreciation and amortization. Depreciation and amortization expense increased by $7.2 million to $28.6 million for the three months ended September 30, 2026 from $21.4 million for the three months ended September 30, 2025. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $4.0 million, building improvements depreciation expense of $1.6 million, and in-place lease amortization expense of $1.5 million.

•Provisions for impairment. For the three months ended September 30, 2026, we recorded provisions for impairment of $1.9 million on seven properties, all of which were either previously classified as held for sale, newly classified as held for sale, or disposed during the three months ended September 30, 2026. For the three months ended September 30, 2025, we recorded provisions for impairment of $5.5 million on 13 properties and three mortgage loans receivable, the majority of which were either previously classified as held for sale, newly classified as held for sale, or disposed during the three months ended September 30, 2025. One of the properties was held for investment as of September 30, 2025. These disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $5.1 million to $17.7 million for the three months ended September 30, 2026 from $12.6 million for the three months ended September 30, 2025. The increase is primarily attributed to an increase of $2.4 million of interest incurred on our 2032 Term Loan, an increase of $2.1 million of interest incurred on our 2031 Term Loan, and an increase of $1.2 million of interest incurred on our Revolver, primarily due to an increase in average borrowings outstanding during the respective periods. The increase was partially offset by a collective $0.7 million of reduced interest incurred on our 2028 Term Loan, our 2029 Term Loan, our $175.0 million senior unsecured term loan (the “2030 Term Loan A”), and our $175.0 million senior unsecured term loan (the “2030 Term Loan B”), primarily related to the interest rate reduction as a result of receiving a credit rating at the end of 2025.

Gain on sales of real estate, net. Net gain on sales of real estate increased by $0.3 million to $1.4 million for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, 15 properties were sold for a sales price, net of disposal costs, of $38.3 million. For the three months ended September 30, 2025, 24 properties were sold for a sales price, net of disposal costs, of $36.0 million.

Other income, net. Other income, net increased by $1.5 million to $1.7 million for the three months ended September 30, 2026 from $0.2 million for the three months ended September 30, 2025. The increase is primarily attributed to a $1.6 million property-related insurance recovery received during the three months ended September 30, 2026.

Net income. Net income increased by $7.9 million to $8.5 million for the three months ended September 30, 2026 from $0.6 million for the three months ended September 30, 2025. Net income increased primarily due to increases in additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, an increase in other income, net and a decrease in provisions for impairment. The increase in net income is partially offset by increases in depreciation and amortization expense, interest expense, property expense, and general and administrative expenses.

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

The following table sets forth our operating results for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenues
Rental revenue (including reimbursable)	$175,064	$132,774
Interest income on loans receivable	8,988	9,485
Other revenue	556	245
Total revenues	184,608	142,504
Operating expenses
Property	17,065	13,589
General and administrative	18,139	15,772
Depreciation and amortization	78,839	63,818
Provisions for impairment	8,139	13,531
Transaction costs, net	(49)	139
Total operating expenses	122,133	106,849
Other (expense) income
Interest expense, net	(47,525)	(36,734)
Gain on sales of real estate, net	3,142	6,730
Loss on debt extinguishment	(48)	(46)
Other income, net	2,659	46
Total other expense, net	(41,772)	(30,004)
Net income before income taxes	20,703	5,651
Income tax expense	(174)	(41)
Net income	$20,529	$5,610

Revenue. Revenue for the nine months ended September 30, 2026 increased by $42.1 million to $184.6 million from $142.5 million for the nine months ended September 30, 2025, which is primarily attributed to an increase in the number of our operating leases. The increase includes additional cash rental receipts of $36.2 million, an increase of $3.7 million in straight-line rental revenue, combined net increases of property expense reimbursements of $2.8 million, and an increase in other revenue of $0.3 million related to additional lease termination fees, offset by a decrease in interest income on mortgage loans receivable of $0.5 million and a decrease of $0.4 million related to intangible lease-related adjustments.

Total operating expenses. Total operating expenses increased by $15.3 million to $122.1 million for the nine months ended September 30, 2026 as compared to $106.8 million for the nine months ended September 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, with the most significant increases being depreciation and amortization expense, property expenses, and general and administrative expenses, partially offset by a decrease in provisions for impairment. Total operating expenses include the following:
•Property expenses. Property expenses increased $3.5 million to $17.1 million for the nine months ended September 30, 2026 from $13.6 million for the nine months ended September 30, 2025. The increase is primarily attributed to an increase in the number of operating properties, including combined net increases of reimbursable property expenses of $2.8 million, of which $2.2 million were related to reimbursable property taxes and $0.4 million were related to reimbursable insurance, and an increase of $0.6 million of non-reimbursable property expenses, of which $0.3 million were related to common area maintenance.

•General and administrative expenses. General and administrative expenses increased $2.3 million to $18.1 million for the nine months ended September 30, 2026 from $15.8 million for the nine months ended September 30, 2025. The increase is primarily related to an increase of $0.8 million of stock-based compensation, an increase of $0.7 million of payroll expense, an increase of $0.4 million of employee severance, and other combined net increases of $0.4 million.

•Depreciation and amortization. Depreciation and amortization expense increased by $15.0 million to $78.8 million for the nine months ended September 30, 2026 from $63.8 million for the nine months ended September 30, 2025. The increase in depreciation and amortization is proportionate to the increase in the size of the portfolio over the comparable period with associated increases primarily in building depreciation expense of $8.6 million, in-place lease amortization expense of $3.2 million, and building improvements depreciation expense of $3.1 million.

•Provisions for impairment. For the nine months ended September 30, 2026, we recorded provisions for impairment of $8.1 million on 25 properties and one mortgage loan receivable, the majority of which were either previously classified as held for sale, newly classified as held for sale, or disposed during the nine months ended September 30, 2026. Of those properties impaired, one property was held for investment as of September 30, 2026. For the nine months ended September 30, 2025, we recorded provisions for impairment of $13.5 million on 34 properties and three mortgage loans receivable, the majority of which were either previously classified as held for sale, newly classified as held for sale, or disposed during the nine months ended September 30, 2025. Of those properties impaired, two properties were held for investment as of September 30, 2025. Property disposals relate to management’s continuous assessment of our portfolio in an effort to improve returns and manage risk exposure.

Interest expense, net. Interest expense increased by $10.8 million to $47.5 million for the nine months ended September 30, 2026 from $36.7 million for the nine months ended September 30, 2025. The increase is primarily attributed to an increase of $6.5 million of interest incurred on our 2031 Term Loan, an increase of $6.5 million of interest incurred on our 2032 Term Loan, and an increase of $0.6 million in loan fee amortization, most of which is related to the 2031 Term Loan and 2032 Term Loan. The increase was partially offset by a collective $1.6 million of reduced interest incurred on our 2028 Term Loan, 2029 Term Loan, 2030 Term Loan A, and 2030 Term Loan B, primarily related to the interest rate reduction as a result of receiving a credit rating at the end of 2025, and $1.2 million of reduced interest incurred on our Revolver, primarily due to a decrease in average borrowings outstanding during the respective periods.

Gain on sales of real estate, net. Net gain on sales of real estate decreased by $3.6 million to $3.1 million for the nine months ended September 30, 2026 from $6.7 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, 36 properties were sold for a sales price, net of disposal costs, of $93.8 million. For the nine months ended September 30, 2025, 60 properties were sold for a sales price, net of disposal costs, of $130.2 million.

Other income, net. Other income, net increased by $2.7 million to $2.7 million for the nine months ended September 30, 2026 from less than $0.1 million for the nine months ended September 30, 2025. The increase is primarily attributed to a $1.6 million property-related insurance recovery received during the nine months ended September 30, 2026, a $0.4 million non-cash increase in our mortgage loans receivable related to the recovery of development incentive funds, $0.1 million of easement income associated with third-party construction projects, a $0.3 million decrease in third-party debt issuance costs, and a $0.3 million increase in interest income on bank accounts.

Net income. Net income increased by $14.9 million to $20.5 million for the nine months ended September 30, 2026 from $5.6 million for the nine months ended September 30, 2025. Net income increased primarily due to increases in additional rental revenues, primarily due to the growth in the size of our real estate investment portfolio, a decrease in provisions for impairment, and an increase in other income, net. The increase in net income is partially offset by increases in depreciation and amortization expense, interest expense, property expense, general and administrative expenses, and a decrease in gain on sales of real estate.

Liquidity and Capital Resources

Our primary capital requirements include funding property acquisitions and developments, investing in mortgage loans receivable, making required debt service payments, and covering working capital needs, operating expenses, and capital expenditures. Our capital resources primarily consist of cash from operations, sales of equity securities, and available borrowing facilities. As of September 30, 2026, we had total outstanding debt of $1.2 billion, including $250.0 million outstanding principal amount under the 2029 Term Loan, $175.0 million outstanding principal amount under the 2030 Term Loan A, $175.0 million outstanding principal amount under the 2030 Term Loan B, $300.0 million outstanding principal amount under the 2031 Term Loan, and $300.0 million outstanding principal amount under the 2032 Term Loan. Additionally, as of September 30, 2026, we had $196.9 million and $33.2 million of unsettled forward equity under our 2026 ATM Program and 2024 ATM Program, respectively. As of September 30, 2026, $200.4 million of shares of our common stock were available for future issuances under the 2026 ATM Program. Lastly, we had $81.8 million of unsettled forward equity under the February 2026 follow-on offering forward sale agreements as of September 30, 2026. As of September 30, 2026, we had an aggregate of 15,933,883 unsettled shares under forward sale agreements with a weighted-average net settlement price of $19.57.

We believe the availability of proceeds from our debt, proceeds from the settlement of unsettled outstanding forward sale agreements, future issuances of shares of our common stock under our 2026 ATM Program, or subsequent at-the-market sale programs, as well as our cash flows from operations and available borrowing capacity under the Revolver, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital requirements for at least the next 12 months. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our 2033 Term Loan, borrowings under our Revolver, and issuances of common stock.

Contractual Obligations and Commitments

As of September 30, 2026, our contractual debt obligations primarily include the maturity of our 2029 Term Loan with the scheduled principal payment due on July 3, 2027, the maturities of our 2030 Term Loan A and 2030 Term Loan B with the scheduled principal payments due on January 15, 2029, the maturity of our 2031 Term Loan with the scheduled principal payment due on March 25, 2031, and the maturity of our 2032 Term Loan with the scheduled principal payment due on September 24, 2032. During the nine months ended September 30, 2026, we borrowed $518.5 million and repaid $518.5 million on our Revolver.
The following table provides information with respect to our commitments as of September 30, 2026 (in thousands):

	Payment Due by Period
	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Contractual Obligations
2029 Term Loan – Principal	$250,000	$—	$250,000	$—	$—
2029 Term Loan – Variable interest (1)	8,763	2,921	5,842	—	—
2030 Term Loan A – Principal	175,000	—	—	175,000	—
2030 Term Loan A – Variable interest (1)	18,329	1,454	16,532	343	—
2030 Term Loan B – Principal	175,000	—	—	175,000	—
2030 Term Loan B – Variable interest (1)	19,158	2,106	16,709	343	—
2031 Term Loan – Principal	300,000	—	—	—	300,000
2031 Term Loan – Variable interest (1)	58,719	3,076	25,532	26,949	3,162
2032 Term Loan – Principal	300,000	—	—	—	300,000
2032 Term Loan – Variable interest (1)	85,033	3,332	27,564	28,978	25,159
Facility Fee (2)	2,293	252	2,000	41	—
Ticking Fee (3)	603	9	594	—	—
Mortgage Note – Principal	7,915	45	7,870	—	—
Mortgage Note – Interest	411	89	322	—	—
Property development under contract	24,334	8,715	15,619	—	—
Additional principal under mortgage loans receivable	12,520	4,327	8,193	—	—
Tenant improvement allowances	15,001	10,912	4,089	—	—
Corporate office lease obligations	4,148	166	1,359	1,434	1,189
Total	$1,457,227	$37,404	$382,225	$408,088	$629,510
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
(2) We are subject to a facility fee of 0.20% on our Revolver.
(3) We are subject to a ticking fee of 0.20% on the undrawn amount under our 2033 Term Loan.

In August 2021, we entered into a lease agreement related to our corporate office space, which is classified as an operating lease. We began operating out of the office in February 2022. The lease has a remaining noncancellable term of 5.8 years that expires on July 31, 2032 and is renewable at our option for two additional periods of five years. Annual rent expense, excluding operating expenses, is approximately $0.5 million during the initial term.

Additionally, in the normal course of business, we enter into various types of commitments to purchase real estate properties, fund development projects, or extend funds under mortgage loans receivable. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase or extend funding. As of September 30, 2026, we had commitments to fund property developments, extend funds under mortgage loans receivable, and fund tenant improvement allowances totaling $24.3 million, $12.5 million, and $15.0 million, respectively. Commitments to fund property developments are expected to occur over the next six months, commitments to fund mortgage loans receivable are expected to occur over the next 18 months, and commitments to fund tenant improvement allowances are expected to occur over the next 12 months.

Debt

See discussion of our debt and interest rate hedges included in “Note 6 – Debt” and “Note 7 – Derivative Financial Instruments” of our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Historical Cash Flow Information

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$104,819	$80,701
Investing activities	(655,920)	(239,508)
Financing activities	578,939	197,811

Cash Flows Provided By Operating Activities. Net cash provided by operating activities increased by $24.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was largely attributed to the increase in the size of our real estate investment portfolio with an increase in rental receipts of $36.2 million, partially offset by an increase in cash paid for interest of $10.4 million, changes in working capital accounts, and an increase in operating expenses paid associated with our larger portfolio.

Cash Flows Used In Investing Activities. Net cash used in investing activities increased by $416.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in acquisitions of real estate of $358.3 million, a decrease in proceeds received from the sale of real estate of $33.9 million, an increase in real estate development and improvements of $22.2 million, an increase in cash invested in mortgage loans receivable of $22.3 million, and a decrease in proceeds received from the sale of mortgage loans receivable of $4.9 million. The increase was partially offset by an increase in principal collections on mortgage loans receivable of $17.6 million, a decrease in earnest money deposits of $6.0 million, and an increase of proceeds from the settlement of property-related insurance claims of $1.6 million.

Cash Flows Provided By Financing Activities. Net cash provided by financing activities increased by $381.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributed to an increase in proceeds received from the issuance of common stock of $527.8 million, which includes $362.8 million more proceeds received from our follow-on offerings and $165.0 million more proceeds received in connection with our ATM Programs (as defined in “Note 10 - Shareholders’ Equity”), an increase in net borrowings of $239.0 million under our Revolver, and a decrease in deferred financing costs of $5.0 million. The increase is partially offset by a decrease in net term loan proceeds of $375.0 million, an increase in payments of common stock dividends of $13.4 million, an increase in the repurchase of common stock for tax withholding obligations of $1.2 million, an increase in deferred offering costs of $0.4 million, an increase in the repayment of property development incentives of $0.4 million, and an increase in payments of restricted stock dividends of $0.2 million.

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

Core FFO is a non-GAAP financial measure defined as FFO adjusted to exclude infrequent and unusual items not expected to impact our operating performance on an ongoing basis. These include executive transition costs, severance, and related charges, insurance proceeds, debt-related transaction costs, and other non-core losses (gains) as they occur.

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

The following table sets forth a reconciliation of FFO, Core FFO, and AFFO for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$8,507	$621	$20,529	$5,610
Depreciation and amortization of real estate	28,495	21,315	78,611	63,598
Provisions for impairment	1,878	4,134	7,565	12,173
Gain on sales of real estate, net	(1,361)	(1,122)	(3,142)	(6,730)
FFO	37,519	24,948	103,563	74,651
Adjustments:
Non-recurring executive transition costs, severance, and related charges	511	1	511	80
Debt-related transaction costs	177	92	193	495
Other non-recurring gain	—	—	(375)	—
Other (gain) loss, net	(1,605)	1,314	(1,031)	1,314
Core FFO	36,602	26,355	102,861	76,540
Adjustments:
Straight-line rent adjustments	(2,543)	(1,126)	(6,977)	(3,263)
Amortization of deferred financing costs	852	756	2,795	2,164
Amortization of above/below-market assumed debt	29	29	86	86
Amortization of loan origination costs and discounts	(81)	(147)	(316)	(197)
Amortization of lease-related intangibles	108	(35)	267	(110)
Earned development interest	246	36	543	118
Capitalized interest expense	(162)	(24)	(352)	(112)
Non-cash interest expense	720	721	2,138	2,138
Non-cash compensation expense	1,735	1,484	5,176	4,393
AFFO	$37,506	$28,049	$106,221	$81,757

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

Adjusted EBITDAre is a non-GAAP financial measure defined as EBITDAre further adjusted to exclude debt related transaction costs, executive transition costs, severance, and related charges, transaction costs, other non-recurring losses (gains), other non-recurring expenses (income), including lease termination fees, as well as adjustments for construction in process and for intraquarter activities. Annualized Adjusted EBITDAre is Adjusted EBITDAre multiplied by four.

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

The following table sets forth a reconciliation of EBITDA and EBITDAre for the periods presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$8,507	$621	$20,529	$5,610
Depreciation and amortization of real estate	28,495	21,315	78,611	63,598
Amortization of lease-related intangibles	108	(35)	267	(110)
Non-real estate depreciation and amortization	74	74	228	220
Interest expense, net	17,705	12,636	47,525	36,734
Income tax expense	82	12	174	41
Amortization of loan origination costs and discounts	(81)	(147)	(316)	(197)
EBITDA	54,890	34,476	147,018	105,896
Adjustments:
Provisions for impairment	1,878	4,134	7,565	12,173
Gain on sales of real estate, net	(1,361)	(1,122)	(3,142)	(6,730)
EBITDAre	$55,407	$37,488	$151,441	$111,339

The following table sets forth a reconciliation of EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre for the period presented to net income before allocation to noncontrolling interests, as computed in accordance with GAAP (in thousands):

Three Months Ended September 30, 2026
(Unaudited)
Net income	$8,507
Depreciation and amortization of real estate	28,495
Amortization of lease-related intangibles	108
Non-real estate depreciation and amortization	74
Interest expense, net	17,705
Income tax expense	82
Amortization of loan origination costs and discounts	(81)
EBITDA	54,890
Adjustments:
Provisions for impairment	1,878
Gain on sales of real estate, net	(1,361)
EBITDAre	55,407
Adjustments:
Debt-related transaction costs	177
Non-recurring executive transition costs, severance, and related charges	511
Other gain, net	(1,605)
Other income, net	(115)
Transaction costs, net	5
Adjustment for construction in process (1)	550
Adjustment for intraquarter investment activities (2)	3,168
Adjusted EBITDAre	$58,098

Annualized Adjusted EBITDAre (3)	$232,392
Net Debt / Annualized Adjusted EBITDAre	5.0x
Adjusted Net Debt / Annualized Adjusted EBITDAre	3.7x
(1) Adjustment reflects the estimated cash yield on developments in process as of September 30, 2026.
(2) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended September 30, 2026 had occurred on July 1, 2026.
(3) We calculate Annualized Adjusted EBITDAre by multiplying Adjusted EBITDAre by four.

Net Debt, Adjusted Net Debt, and Pro Forma Adjusted Net Debt

We calculate Net Debt as the principal amount of our total debt outstanding, which excludes deferred financing costs, net discounts, and debt issuance costs, less cash, cash equivalents, and restricted cash available for future investment.

We then reduce Net Debt by the net value of unsettled forward equity as of period end to derive Adjusted Net Debt. Further, we reduce Adjusted Net Debt by the net value of any at-the-market sales, including forward equity sales, executed subsequent to the period to derive Pro Forma Adjusted Net Debt.

We believe reducing cash, cash equivalents, and restricted cash available for future investment from the principal amount of our total debt outstanding, together with the reduction of the net value of unsettled forward equity as of period end and the net value of any at-the-market sales, including forward equity sales, executed subsequent to the period, all of which could be used to repay debt, provides a useful estimate of the net contractual amount of borrowed capital to be repaid. We believe these adjustments are additional beneficial disclosures to investors and analysts.

The following table reconciles the principal amount of total debt to Net Debt and Adjusted Net Debt (in thousands):

As of
September 30, 2026
(Unaudited)
Principal amount of total debt	$1,207,915
Less: Cash, cash equivalents, and restricted cash	(42,305)
Net Debt	1,165,610
Less: Net value of unsettled forward equity (1)	(311,879)
Adjusted Net Debt	$853,731
(1) There were 15,933,883 unsettled shares under forward sale agreements as of September 30, 2026 with a weighted-average net settlement price of $19.57.

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

The following table sets forth a reconciliation of Property-Level NOI, Property-Level Cash NOI, and Property-Level Cash NOI - Estimated Run Rate for the period presented (in thousands):

Three Months Ended September 30, 2026
(Unaudited)
Net income	$8,507
General and administrative	6,543
Depreciation and amortization	28,569
Provisions for impairment	1,878
Transaction costs, net	5
Interest expense, net	17,705
Gain on sales of real estate, net	(1,361)
Income tax expense	82
Amortization of loan origination costs and discounts	(81)
Loss on debt extinguishment	48
Interest income on mortgage loans receivable	(3,047)
Other income, net	(1,727)
Property-Level NOI	57,121
Straight-line rent adjustments	(2,543)
Amortization of lease-related intangibles	108
Property-Level Cash NOI	$54,686
Adjustment for intraquarter acquisitions, dispositions, and completed developments (1)	3,116
Property-Level Cash NOI Estimated Run Rate	$57,802
(1) Adjustment assumes all re-leasing activity, investments in and dispositions of real estate, including developments completed during the three months ended September 30, 2026, had occurred on July 1, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows, and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. As of September 30, 2026, we had total indebtedness of $250.0 million under the 2029 Term Loan, $175.0 million under the 2030 Term Loan A, $175.0 million under the 2030 Term Loan B, $300.0 million under the 2031 Term Loan, and $300.0 million under the 2032 Term Loan, all of which are floating rate debt with a variable interest rate. For the three and nine months ended September 30, 2026, we had average daily outstanding borrowings on our Revolver of $237.7 million and $100.0 million, respectively.
We have entered into interest rate derivative contracts in order to hedge our market risk associated with our term loans. The 2029 Term Loan and 2030 Term Loan B have interest rate hedges that coincide with the extended maturity dates of the loans. The 2030 Term Loan A interest rate hedges mature on January 23, 2027. For each the 2031 Term Loan and 2032 Term Loan, $100.0 million of the swapped notional amount matures on February 11, 2028, and the remaining $200.0 million coincide with the maturity dates of each respective loan. The interest rate derivative contracts convert the variable rate debt on our term loans to a fixed interest rate, as further described in “Note 7 – Derivative Financial Instruments” in our condensed consolidated financial statements, included in “Item 1 – Financial Statements (unaudited)”.

Additionally, we will occasionally fund acquisitions through the use of our Revolver which, as of September 30, 2026, bore an interest rate determined by either (i) SOFR, plus a margin ranging from 0.675% to 1.35%, based on the Company’s current credit rating and consolidated total leverage ratio, or (ii) a Base Rate (as defined in the PNC Credit Agreement), plus a margin ranging from 0.00% to 0.35%, based on the Company’s current credit rating and consolidated total leverage ratio. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to our interest rate risk. Based on the results of our sensitivity analysis and daily outstanding borrowings on the Revolver during the nine months ended September 30, 2026, which assumes a 1% adverse change in the interest rate as of September 30, 2026, the estimated market risk exposure was approximately $1.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our election, for shares of common stock on a one-for-one basis. During the three months ended September 30, 2026, we elected to satisfy certain redemption requests by issuing a total of 98,722 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Company Stock Repurchases

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

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

10.1#
First Amendment to Term Loan Agreement and Incremental Agreement, dated as of September 28, 2026, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

10.2#
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 28, 2026, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

10.3#
Second Amendment to Amended and Restated Credit Agreement, dated as of September 28, 2026, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

10.4#
Fourth Amendment to Term Loan Agreement, dated as of September 28, 2026, by and among NETSTREIT, L.P., NETSTREIT Corp., the several institutions party thereto, as lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

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

NETSTREIT Corp.

October 21, 2026	/s/ MARK MANHEIMER
Date	Mark Manheimer
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

October 21, 2026	/s/ DANIEL DONLAN
Date	Daniel Donlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 21, 2026	/s/ MATTHEW FENNEWALD
Date	Matthew Fennewald
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)